Form 10-Q
ROBOTIC VISION SYSTEMS INC
filed 1995-05-22
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995                  Commission File Number 0-8623



                          ROBOTIC VISION SYSTEMS, INC.

               (Exact name of Registrant as specified in charter)

      DELAWARE                                                 11-2400145
(State or other jurisdiction of                                IRS Employer
incorporation or organization)                            Identification Number


425 RABRO DRIVE EAST,  HAUPPAUGE,  NEW YORK                        11788
(Address of principal executive offices)                         (Zip code)


Registrant's telephone number, including area code (516) 273-9700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.




                          Yes ____X____         No_________

Number of shares of Common Stock outstanding
as of May 1, 1995                                                 11,725,274


                                                     No of Pages 10

                             ROBOTIC VISION SYSTEMS, INC.
                              CONDENSED BALANCE SHEETS

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial statements


                                                             March 31,       September 30,
                                                                1995             1994
                                                            ------------      ------------
                                                            (Unaudited)
                           ASSETS
Current Assets:
  Cash and cash equivalents................................. $    346,000     $  1,568,000
  Investments (Note 2)......................................    1,500,000        1,495,000
  Receivables - net (including unbilled receivables of
   $678,000 at March 31, 1995 and $702,000 at September 30,
   1994)....................................................    5,691,000        3,412,000
  Inventories (Note 3)......................................    4,533,000        2,634,000
  Deferred income taxes.....................................    2,923,000        1,163,000
  Prepaid expenses and other current assets.................      254,000          134,000
                                                             ------------     ------------
    Total Current Assets....................................   15,247,000       10,406,000

Machinery and equipment (at cost, less accumulated
 depreciation and amortization).............................    2,210,000        1,923,000
Deferred income taxes.......................................      506,000          --
Other assets................................................    1,260,000        1,159,000
Investments (Note 2)........................................    2,487,000        1,500,000
                                                             ------------     ------------
      TOTAL................................................. $ 21,710,000     $ 14,988,000
                                                             ------------     ------------
                                                             ------------     ------------
                        LIABILITIES
Current Liabilities:
  Accounts payable.......................................... $  4,503,000     $  2,717,000
  Accrued expenses..........................................    2,330,000        2,243,000
  Advance contract payments received........................      103,000          719,000
  Notes payable (Note 4)....................................      --                63,000
                                                             ------------     ------------
      Total Current Liabilities.............................    6,936,000        5,742,000
Other liabilities...........................................      213,000          210,000
                                                             ------------     ------------
      Total Liabilities.....................................    7,149,000        5,952,000
                                                             ------------     ------------
                   STOCKHOLDER'S EQUITY
Capital stock - common - authorized 20,000,000 shares, $.01
 par value; issued and outstanding 11,671,615 shares at
 March 31, 1995 and 11,583,602 shares at September 30,
 1994.......................................................      117,000          116,000
Additional paid-in capital..................................   33,047,000       32,805,000
Accumulated deficit.........................................  (18,603,000)     (23,885,000)
                                                             ------------     ------------
      Total Stockholders' Equity............................   14,561,000        9,036,000
                                                             ------------     ------------
      TOTAL................................................. $ 21,710,000     $ 14,988,000
                                                             ------------     ------------
                                                             ------------     ------------

                          ROBOTIC VISION SYSTEMS, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                                Six Month Ended March 31,      Three Months Ended March 31,
                                                               ----------------------------    ----------------------------
                                                                   1995            1994            1995            1994
                                                               ------------    ------------    ------------    ------------
Revenues....................................................   $ 16,600,000    $ 11,790,000    $  9,071,000    $  5,901,000
Cost of revenues............................................      7,616,000       6,439,000       4,054,000       3,101,000
                                                               ------------    ------------    ------------    ------------
Gross profit................................................      8,984,000       5,351,000       5,017,000       2,800,000
Research and development costs..............................      2,389,000       1,798,000       1,270,000         968,000
Selling, general and administrative expenses................      3,469,000       2,549,000       1,955,000       1,321,000
Interest (income) net.......................................        (96,000)         (2,000)        (65,000)         (9,000)
                                                               ------------    ------------    ------------    ------------
Income before income tax benefit............................      3,222,000       1,006,000       1,857,000         520,000
Income tax benefit..........................................      2,060,000       1,093,000       2,606,000       1,123,000
                                                               ------------    ------------    ------------    ------------
Net income..................................................   $  5,282,000    $  2,099,000    $  4,463,000    $  1,643,000
                                                               ------------    ------------    ------------    ------------
                                                               ------------    ------------    ------------    ------------
Net income per common share.................................   $        .38    $        .16    $        .32    $        .13
                                                               ------------    ------------    ------------    ------------
                                                               ------------    ------------    ------------    ------------

                          ROBOTIC VISION SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended March 31,
                                                                 ------------------------------
                                                                     1995              1994
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................     $  5,284,000      $  2,099,000
Adjustments to reconcile net income to net cash from
 operating activities:
  Deferred income taxes.....................................       (2,266,000)       (1,143,000)
  Depreciation and amortization.............................          410,000           320,000
  Issuance of common stock - defined contribution stock
   ownership and deferred compensation plan.................           60,000            36,000
  Provision for doubtful receivable.........................           20,000           --
  Issuance of warrants for professional services rendered...           14,000           --
Asset and liability management:
  Receivables...............................................       (2,299,000)       (1,293,000)
  Inventories...............................................       (1,899,000)         (266,000)
  Prepaid expenses and other current assets.................         (121,000)          (73,000)
  Other assets..............................................         (247,000)         (166,000)
  Accounts payable..........................................        1,786,000            95,000
  Accrued expenses..........................................           87,000           281,000
  Advanced contract payment received........................         (616,000)         (774,000)
  Other liabilities.........................................            3,000           (40,000)
                                                                 ------------      ------------
Net cash provided by (used in) operating activities.........          216,000          (924,000)
                                                                 ------------      ------------
CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Additions to property and equipment.......................         (551,000)         (715,000)
  Investments...............................................         (993,000)       (3,000,000)
                                                                 ------------      ------------
Net cash used in investing activities.......................       (1,544,000)       (3,715,000)
                                                                 ------------      ------------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock in connection with the exercise
   of stock option and warrants.............................          169,000            32,000
  Notes payable.............................................          (63,000)          187,000
  Proceeds/net of expenses related to issuance of common
   stock....................................................          --              4,078,000
                                                                 ------------      ------------
Net cash provided by financing activities...................          106,000         4,297,000
                                                                 ------------      ------------
DECREASE IN CASH AND CASH EQUIVALENTS.......................     $ (1,222,000)     $   (342,000)
                                                                 ------------      ------------
                                                                 ------------      ------------

                           ROBOTIC VISION SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet as of March 31, 1995, the condensed statements of operations for the three and six month periods ended March 31, 1995 and 1994 and the condensed statements of cash flows for the six month periods ended March 31, 1995 and 1994 have been prepared by the Company, without audit. The balance sheet as of September 30, 1994 was derived from the audited balance sheet included in the Company's September 30, 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 Form 10-K. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2.  INVESTMENTS

At March 31, 1995 and September 30, 1994, investments consist primarily of U.S. Treasury Notes and U.S. Treasury Bills.


3.  INVENTORIES

As of March 31, 1995 and September 30, 1994 inventories consisted of the following:

                               March 31, 1995      September 30, 1994
                               --------------      ------------------
Raw Materials                   $  461,000            $  356,000
Work-in-Process                  4,072,000             2,278,000
                                __________            __________
          Total                 $4,533,000            $2,634,000
                                ==========            ==========

4.  NOTES PAYABLE

The Company has an agreement with a bank under which the Company may borrow up to $1,500,000. Loans under this agreement bear interest at a rate of prime plus one percent per annum and are secured by all the assets of the Company. The amount outstanding under this credit facility was $-0- at March 31, 1995 and $63,000 at September 30, 1994. The agreement expires on June 7, 1995.

                          ROBOTIC VISION SYSTEMS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                (Unaudited)


5.  INCOME TAXES

The income tax benefit for the six months ended March 31, 1995 and 1994 consisted of the following:


                                          1995                    1994
                                          ----                    ----
Current benefit                        $  (206,000)             $  (50,000)
Deferred benefit                        (1,036,000)                   -
Adjustment of valuation allowance        3,302,000               1,143,000
                                       ___________              __________
          Total                        $ 2,060,000              $1,093,000
                                       ===========              ==========

The adjustments to the valuation allowance during the quarters ended March 31, 1995 and 1994 emanate from the Company's profitable operations and the extent to which the Company can substantiate projected future earnings. The deferred tax assets as of March 31, 1995 and September 30, 1994 are equivalent to the benefit to be derived from net operating loss carryforwards and other tax credits which are expected to be utilized to offset future taxable income projected as of those dates. The deferred tax assets as of March 31, 1995 and September 30, 1994 have been limited to the benefit to be derived from projected future income, primarily due to the Company's limited history of earnings and its projected future profitability currently being primarily dependent on one existing product line.


6.  PROPOSED MERGER AGREEMENT

On April 27, 1995, the Company and Acuity Imaging, Inc. ("Acuity") signed a definitive merger agreement. Upon consummation of the merger, Acuity Imaging will become a wholly-owned subsidiary of RVSI.

The merger terms contemplate that RVSI is to issue 1.072 shares of its common stock for each Acuity share or approximately 2,638,420 shares of RVSI common stock in exchange for all of Acuity's outstanding shares. In addition, Acuity's outstanding stock options are to be exchanged for options upon RVSI's common stock in the same 1.072 to one ratio.

Consummation of the merger, which is intended to be completed as a tax-free reorganization and to be accounted for as a pooling of interests, is subject to conditions customary for transactions of this nature, including approval by the stockholders of each of RVSI and Acuity Imaging.

                            ROBOTIC VISION SYSTEMS, INC.

Item 2. Management's discussion and analysis of financial condition results of operations.

Three and Six Months Ended March 31, 1995 and 1994

RESULTS OF OPERATIONS

Revenues of $16,600,000 for the six months ended March 31, 1995 represent an increase of $4,810,000, or 41%, in comparison to revenues of $11,790,000 for the six months ended March 31, 1994. For the three months ended March 31, 1995 revenues of $9,071,000 represent an increase of $3,170,000, or 54%, over the comparable period in 1994. The increase in revenues was a result of substantially increased shipments of the Company's LS-2000 and LS-3000 Series semiconductor lead inspection systems.

Gross profit margins for the six months ended March 31, 1995 and March 31, 1994 were 54% and 45%, respectively. The increase in gross profit margins was primarily due to the improved profitability of the LS-2000 and LS-3000 Series product lines.

Company-funded research and development expenditures for the six and three months ended March 31, 1995 increased by $591,000 and $302,000 over the comparable levels in 1994. The increase is attributable to continued development of the Company's lead scanning systems and, in addition, research and development associated with the Company's aircraft wing ice detection product. Certain software development costs are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. For the six months ended March 31, 1995, $173,000 of these costs were capitalized as compared to $246,000 for the comparable 1994 period.

The company's selling, general and administrative costs for the six and three months ended March 31, 1995 increased by $920,000, or approximately 36% and $634,000, or 48% over the comparable level in 1994. The increase is primarily as a result of increased marketing and distribution costs associated with the lead scanning systems product line.

Net income for the six months ended March 31, 1995 was $5,282,000, or $.38 per share as compared to net income of $2,099,000, or $.16 for the six months ended March 31, 1994. Net income for the three months ended March 31, 1995 was $4,463,000, or $.32 per share as compared to net income of $1,643,000, or $.13 per share for the three months ended March 31, 1994.

                              ROBOTIC VISION SYSTEMS, INC.

Item 2. Management's discussion and analysis of financial condition results of operations - Continued


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating, investing, and financing activities for the six months ended March 31, 1995 utilized net cash of $1,222,000 as follows:

     - Operating activities provided $216,000 during the six months ended March 31, 1995;

     -  $993,000 was invested primarily in U.S. Treasury Notes;

     - $551,000 was used to purchase property and equipment, primarily computer and demonstration equipment, during the six months ended March 31, 1995; and

     - Financing activities provided $106,000 primarily through the issuance of stock upon the exercise of stock options and warrants.

The Company anticipates that its working capital needs for fiscal 1995 will be satisfied by operating revenues and, if necessary, through borrowings under an existing line of credit. The Company, however, will consider the possibility of additional debt and/or equity financing, if such financing can be arranged on terms favorable to the Company.

EFFECT OF INFLATION

Management believes that during the six months ended March 31, 1995 the effect of inflation was not material.

PROPOSED MERGER AGREEMENT

On April 27, 1995, the Company and Acuity Imaging, Inc. ("Acuity") signed a definitive merger agreement. Upon consummation of the merger, Acuity Imaging will become a wholly-owned subsidiary of RVSI.

The merger terms contemplate that RVSI is to issue 1.072 shares of its common stock for each Acuity share or approximately 2,638,420 shares of RVSI common stock in exchange for all of Acuity's outstanding shares. In addition, Acuity's outstanding stock options are to be exchanged for options upon RVSI's common stock in the same 1.072 to one ratio.

Consummation of the merger, which is intended to be completed as a tax-free reorganization and to be accounted for as a pooling of interests, is subject to conditions customary for transactions of this nature, including approval by the stockholders of each of RVSI and Acuity Imaging.

                             ROBOTIC VISION SYSTEMS, INC.


PART  II. OTHER INFORMATION

Item 3.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 11 - Statement re computation of net income per common share

The net income per common share was computed by dividing the net income by the respective weighted average number of shares of common stock outstanding. For the six month and three month periods ended March 31, 1995 and 1994 the weighted average number of shares outstanding were calculated using the modified treasury stock method. The weighted average number of common shares and common share equivalents outstanding for the six months ended March 31, 1995 and 1994 was 13,765,000 and 12,830,000, respectively. The weighted average number of common shares and common share equivalents outstanding for the three months ended March 31, 1995 and 1994 was 13,734,000 and 12,912,000, respectively.

     (b) During the quarter ended March 31, 1995, Registrant did not file any reports on Form 8-K.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ROBOTIC VISION SYSTEMS, INC.
                                             Registrant



Dated:  May 8, 1995                                 /s/ PAT V. COSTA
                                             ______________________________
                                                        PAT V. COSTA
                                                       President and CEO
                                              (Principal Executive Officer)




Dated: May 8, 1995                               /s/ ROBERT H. WALKER
                                         ___________________________________
                                                     ROBERT H. WALKER
                                        Executive Vice President and Treasurer
                                             (Principal Financial Officer)