Form 10-Q
period 1995-06-30
ROBOTIC VISION SYSTEMS INC
filed 1995-08-14
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995                    Commission File Number 0-8623
                 --------------                                           ------


                          ROBOTIC VISION SYSTEMS, INC.
                          ----------------------------

               (Exact name of Registrant as specified in charter)

         DELAWARE                                             11-2400145
-------------------------------                          ---------------------
(State or other jurisdiction of                              IRS Employer
incorporation or organization)                           Identification Number


425 RABRO DRIVE EAST, HAUPPAUGE, NEW YORK                                  11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


Registrant's telephone number, including area code (516) 273-9700
                                                   --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X     No
                                     -----     -----


Number of shares of Common Stock outstanding
as of August 7, 1995                                                  13,129,703
                                                                      ----------


                                                                  No of Pages 10
                                                                              --

                          ROBOTIC VISION SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

PART 1.   FINANCIAL INFORMATION
Item 1.   Financial statements


                                                                                               June 30,           September 30,
                                                                                                 1995                 1994
                                                                                                 ----                 ----
                                                                                              (Unaudited)

                 ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $10,132,000         $ 1,568,000
  Investments (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,500,000           1,495,000
  Receivables - net (including unbilled
     receivables of $2,653,000 at June 30, 1995
     and $702,000 at September 30, 1994) . . . . . . . . . . . . . . . . . . . . . .            7,304,000           3,412,000
  Inventories (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,897,000           2,634,000
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,075,000           1,163,000
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . . . .               93,000             134,000
                                                                                              -----------         -----------

     Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           26,001,000          10,406,000

Plant and equipment-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,320,000           1,923,000
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              300,000                -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,323,000           1,159,000
Investments (Note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,897,000           1,500,000
                                                                                              -----------         -----------

     TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $31,841,000         $14,988,000
                                                                                              -----------         -----------
                                                                                              -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  4,658,000         $ 2,717,000
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,961,000           2,243,000
  Advance contract payments received . . . . . . . . . . . . . . . . . . . . . . . .              336,000             719,000
  Notes payable (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                 63,000
                                                                                              -----------         -----------

     Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,955,000           5,742,000

Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              209,000             210,000
                                                                                              -----------         -----------

     Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,164,000           5,952,000
                                                                                              -----------         -----------

                 STOCKHOLDERS' EQUITY

Common stock, authorized 20,000,000
shares, $.01 par value; issued and outstanding
11,967,340 shares at June 30, 1995 and
11,583,602 shares at September 30, 1994. . . . . . . . . . . . . . . . . . . . . . .              120,000             116,000

Common stock subscribed (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . . .            9,466,000                -
Stock subscribtion receivable (Note 6) . . . . . . . . . . . . . . . . . . . . . . .           (2,565,000)               -
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           33,458,000          32,805,000
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (16,802,000)        (23,885,000)
                                                                                              -----------         -----------

     Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . .           23,677,000           9,036,000
                                                                                              -----------         -----------

     TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $31,841,000         $14,988,000
                                                                                              -----------         -----------
                                                                                              -----------         -----------


                          ROBOTIC VISION SYSTEMS, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                                          Nine Months Ended            Three Months Ended
                                                                              June 30,                      June 30,
                                                                     --------------------------    --------------------------
                                                                          1995           1994           1995           1994
                                                                          ----           ----           ----           ----

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $29,428,000    $18,085,000    $12,828,000     $6,295,000

Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . .      13,371,000      9,613,000      5,755,000      3,174,000
                                                                     -----------    -----------    -----------     ----------

Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .      16,057,000      8,472,000      7,073,000      3,121,000

Research and development costs . . . . . . . . . . . . . . . . .       3,952,000      2,586,000      1,563,000        788,000

Selling, general and administrative expenses . . . . . . . . . .       5,418,000      4,088,000      2,012,000      1,539,000

Merger expense . . . . . . . . . . . . . . . . . . . . . . . . .         589,000           -           526,000           -

Interest (income), net . . . . . . . . . . . . . . . . . . . . .        (169,000)        (6,000)       (73,000)        (4,000)
                                                                     -----------    -----------    -----------     ----------

Income before income tax benefit (provision) . . . . . . . . . .       6,267,000      1,804,000      3,045,000        798,000

Income tax benefit (provision) (Note 5). . . . . . . . . . . . .         816,000        779,000     (1,244,000)      (314,000)
                                                                     -----------    -----------    -----------     ----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,083,000    $ 2,583,000    $ 1,801,000     $  484,000
                                                                     -----------    -----------    -----------     ----------
                                                                     -----------    -----------    -----------     ----------

Net income per common share:
       Primary . . . . . . . . . . . . . . . . . . . . . . . . .     $       .52    $       .20    $       .13     $      .04
                                                                     -----------    -----------    -----------     ----------
                                                                     -----------    -----------    -----------     ----------
       Fully diluted . . . . . . . . . . . . . . . . . . . . . .     $       .50    $       .20    $       .13     $      .04
                                                                     -----------    -----------    -----------     ----------
                                                                     -----------    -----------    -----------     ----------


                          ROBOTIC VISION SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                     Nine Months Ended
                                                                                                         June 30,
                                                                                              -------------------------------
                                                                                                 1995                 1994
                                                                                                 ----                 ----

OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 7,083,000         $ 2,583,000
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,212,000)           (868,000)
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .              633,000             415,000
      Issuance of common stock - defined contribution
         stock ownership and deferred compensation plan. . . . . . . . . . . . . . .               60,000                -
      Provision for doubtful receivables . . . . . . . . . . . . . . . . . . . . . .               20,000                -
      Issuance of warrants for professional services
         rendered. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19,000                -
      Changes in assets and liabilities:
         Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,912,000)         (1,735,000)
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,263,000)           (178,000)
         Prepaid expenses and other current assets . . . . . . . . . . . . . . . . .               41,000             (46,000)
         Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (384,000)           (214,000)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,941,000            (153,000)
         Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              718,000            (155,000)
         Advanced contract payments received . . . . . . . . . . . . . . . . . . . .             (383,000)           (655,000)
         Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (1,000)            (15,000)
                                                                                              -----------         -----------
                                                                                              -----------         -----------

Net cash provided by (used in) operating activities. . . . . . . . . . . . . . . . .            2,360,000          (1,021,000)
                                                                                              -----------         -----------
                                                                                              -----------         -----------

INVESTING  ACTIVITIES:
        Additions to property and equipment. . . . . . . . . . . . . . . . . . . . .             (810,000)           (881,000)
        Proceeds from the maturity of investments. . . . . . . . . . . . . . . . . .              591,000                -
        Purchase of investments. . . . . . . . . . . . . . . . . . . . . . . . . . .             (993,000)         (3,025,000)
                                                                                              -----------         -----------
                                                                                              -----------         -----------

Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .           (1,212,000)         (3,906,000)
                                                                                              -----------         -----------
                                                                                              -----------         -----------

   FINANCING ACTIVITIES:

       Proceeds from issuance of common stock in
         connection with the exercise of stock options and
          warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              578,000

       Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (63,000)            474,000
       Proceeds-net of expenses related to issuance of
        common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,901,000           4,349,000
                                                                                              -----------         -----------
                                                                                              -----------         -----------

Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . .            7,416,000           4,823,000
                                                                                              -----------         -----------
                                                                                              -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .          $ 8,564,000         $  (104,000)
                                                                                              -----------         -----------
                                                                                              -----------         -----------



                          ROBOTIC VISION SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  CONDENSED FINANCIAL STATEMENTS

The condensed balance sheet of Robotic Vision Systems, Inc. ("RVSI" or the "Company") as of June 30, 1995, the condensed statements of operations for the three and nine month periods ended June 30, 1995 and 1994 and the condensed statements of cash flows for the nine month periods ended June 30, 1995 and 1994 have been prepared by the Company, without audit. The condensed balance sheet as of September 30, 1994 was derived from the audited balance sheet included in the Company's September 30, 1994 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

2.  INVESTMENTS

At June 30, 1995 and September 30, 1994, investments consist primarily of U.S. Treasury Notes and U.S. Treasury Bills.


3.  INVENTORIES

As of June 30, 1995 and September 30, 1994 inventories consisted of the following:


                                      June 30, 1995    September 30, 1994
                                      -------------    ------------------

Raw Materials                           $  609,000          $  356,000
Work-in-Process                          4,288,000           2,278,000
                                        ----------          ----------
      Total                             $4,897,000          $2,634,000
                                        ----------          ----------
                                        ----------          ----------



4.  NOTES PAYABLE

The Company had an agreement with a bank under which the Company may borrow up to $1,500,000. Loans under this agreement bear interest at a rate of prime plus one percent per annum and are secured by all the assets of the Company. The amount outstanding under this credit facility was $-0- at June 30, 1995 and $63,000 at September 30, 1994. The agreement expired on June 7, 1995, and the Company is in discussion with a bank for increased borrowings under this facility.

                          ROBOTIC VISION SYSTEMS, INC.

                                   (Unaudited)


5.  INCOME TAXES

The income tax benefit for the nine months ended June 30, 1995 and 1994 consisted of the following:




                                          1995                1994
                                          ----                -----

Current provision                     $   (396,000)        $   (89,000)
Deferred provision                      (2,090,000)               -
Adjustment of valuation allowance        3,302,000             868,000
                                      ------------         -----------
                                      ------------         -----------
     Total                            $    816,000         $   779,000
                                      ------------         -----------
                                      ------------         -----------


The adjustments to the valuation allowance during the nine months ended June 30, 1995 and 1994 emanate from the Company's profitable operations and the extent to which the Company can substantiate projected future earnings. The deferred tax assets as of June 30, 1995 and September 30, 1994 are equivalent to the benefit to be derived from net operating loss carryforwards and other tax credits which are expected to be utilized to offset future taxable income projected as of those dates. The deferred tax assets as of June 30, 1995 and September 30, 1994 have been limited to the benefit to be derived from projected future income, primarily due to the Company's limited history of earnings and its projected future profitability currently being primarily dependent on one existing product line.

6.   STOCKHOLDERS' EQUITY

      PRIVATE EQUITY PLACEMENT

On June 28, 1995, the Company entered into an agreement with a group of investors. Under the agreement, the Company was to receive approximately $9.5 million, after expenses, in exchange for the issuance of 1,110,000 shares of the Company's common stock. The Company also issued warrants exercisable through June 2000 to purchase 68,300 shares of the Company's common stock at an exercise price ranging from $8.75 to $9.00 per share. As of June 30, 1995, the Company received net proceeds of approximately $6,901,000. The remainder of the funds was received in July 1995.

7.  PROPOSED MERGER

On April 27, 1995, the Company and Acuity Imaging, Inc. ("Acuity") signed a definitive merger agreement. Upon consummation of the merger, Acuity will become a wholly-owned subsidiary of RVSI.

The merger terms, as amended on July 11, 1995, contemplate that RVSI is to issue
0.766 of a share of its common stock for each Acuity share (the "Exchange Ratio") or approximately 1.9 million shares of RVSI common stock in exchange for all of Acuity's outstanding shares. In addition, Acuity's outstanding stock options are to be exchanged for options upon RVSI's common stock in the same
0.766 to one ratio. If the price of the RVSI common stock averages more than $14.50 or less than $10.00 per share during the 20 business days preceding the consummation of the Merger, the number of shares of the RVSI common stock issuable to the Acuity Stockholders would be proportionately adjusted. In no event, however, will the Exchange Ratio be more than .925626 or less than
 .555375.

Consummation of the merger, which is intended to be completed as a tax-free reorganization and to be accounted for as a pooling of interest, is subject to conditions customary for transactions of this nature, including approval by the Stockholders of each of RVSI and Acuity.

                          ROBOTIC VISION SYSTEMS, INC.

Item 2. Management's discussion and analysis of financial condition and results of operations.

Three and Nine Months Ended June 30, 1995 and 1994

RESULTS OF OPERATIONS

Revenues of $29,428,000 for the nine months ended June 30, 1995 represent an increase of $11,343,000, or 63%, in comparison to revenues of $18,085,000 for the nine months ended June 30, 1994. For the three months ended June 30, 1995 revenues of $12,828,000 represent an increase of $6,533,000, or 104%, over the comparable period in 1994. The increase in revenues was a result of substantially increased shipments of the Company's LS-2000 and LS-3000 Series semiconductor lead inspection systems.

Gross profit margins for the nine months ended June 30, 1995 and June 30, 1994 were 55% and 47%, respectively. The increase in gross profit margins was primarily due to the improved profitability of the LS-2000 and LS-3000 Series product lines.

Company-funded research and development expenditures for the nine and three months ended June 30, 1995 increased by $1,366,000 and $755,000 over the comparable levels in 1994. The increase is attributable to continued development of the Company's lead scanning systems and, in addition, research and development associated with the Company's aircraft wing ice detection product. Certain software development costs are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. For the nine months ended June 30, 1995, $411,000 of these costs was capitalized as compared to $376,000 for the comparable 1994 period.

The Company's selling, general and administrative costs for the nine and three months ended June 30, 1995 increased by $1,330,000, or approximately 33% and $473,000, or 31% over the comparable level in 1994. The increase is primarily as a result of increased marketing and distribution costs associated with the lead scanning systems product line. The Company expended $589,000 for the nine months ended June 30, 1995 for merger expenses relating to the proposed acquisition of Acuity.

Net income for the nine months ended June 30, 1995 was $7,083,000, or $.50 per share (fully diluted) as compared to net income of $2,583,000, or $.20 per share for the nine months ended June 30, 1994. Net income for the three months ended June 30, 1995 was $1,801,000, or $.13 per share as compared to net income of $484,000, or $.04 per share for the three months ended June 30, 1994.

                          ROBOTIC VISION SYSTEMS, INC.


Item 2. Management's discussion and analysis of financial condition and results of operations - Continued


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating, investing, and financing activities for the nine months ended June 30, 1995 provided net cash and cash equivalents of $8,564,000 as follows:

     - Operating activities provided $2,360,000 during the nine months ended June 30, 1995;

     -    $993,000 was invested primarily in U.S. Treasury Notes;

     -    $591,000 was provided from the maturity of investments;

     - $810,000 was used to purchase property and equipment, primarily computer and demonstration equipment, during the nine months ended June 30, 1995; and

     - Financing activities provided $7,416,000 primarily through the proceeds from the issuance of stock and warrants in a private equity placement and through the proceeds from the issuance of stock upon the exercise of stock options and warrants..

The Company anticipates that its working capital needs for fiscal 1995 will be satisfied by operating revenues and existing cash and cash equivalent balances.

EFFECT OF INFLATION

Management believes that during the nine months ended June 30, 1995 the effect of inflation was not material.

PROPOSED MERGER

On April 27, 1995, the Company and Acuity signed a definitive merger agreement. Upon consummation of the merger, Acuity will become a wholly-owned subsidiary of RVSI.

The merger terms, as amended on July 11, 1995, contemplate that RVSI is to issue
0.766 of a share of its common stock for each Acuity share or approximately 1.9 million shares of RVSI common stock in exchange for all of Acuity's outstanding shares. In addition, Acuity's outstanding stock options are to be exchanged for options upon RVSI's common stock in the same 0.766 to one ratio. If the price of the RVSI common stock averages more than $14.50 or less than $10.00 per share during the 20 business days preceding the consummation of the Merger, the number of shares of the RVSI common stock issuable to the Acuity Stockholders would be proportionately adjusted. In no event, however, will the Exchange Ratio be more than .925626 or less than .555375.

Consummation of the merger, which is intended to be completed as a tax-free reorganization and to be accounted for as a pooling of interest, is subject to conditions customary for transactions of this nature, including approval by the Stockholders of each of RVSI and Acuity.

                          ROBOTIC VISION SYSTEMS, INC.


PART  II. OTHER INFORMATION

Item 3.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 11 - Statement re computation of net income per common share

     (b) During the quarter ended June 30, 1995, Registrant filed a report on Form 8-K, dated July 11, 1995. In response to Item 5 thereof, Registrant reported the consummation of a private sale of an aggregate of 1,110,000 shares of its Common Stock, $.01 par value, at a price of $9.00 per share to 30 persons, all of whom were "accredited investors", as such term is defined in Rule 501, promulgated under the Securities Act of 1933, as amended (the "Securities Act"), from which Registrant derived gross proceeds of $9,990,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ROBOTIC VISION SYSTEMS, INC.
                                         ----------------------------
                                                  Registrant


Dated: August 10, 1995                         /s/ PAT V. COSTA
                                         ----------------------------
                                                 PAT V. COSTA
                                               President and CEO
                                        (Principal Executive Officer )


Dated: August 10, 1995                       /s/ ROBERT H. WALKER
                                         ----------------------------
                                               ROBERT H. WALKER
                                    Executive Vice President and Treasurer
                                         (Principal Financial Officer)