Form 10-K
period 1995-09-30
ROBOTIC VISION SYSTEMS INC
filed 1995-12-28
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    ---------
                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          September 30, 1995
                          ------------------------------------------------------
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                          Commission file number 0-8623
                                                 ------
                          Robotic Vision Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                Delaware                               11-2400145
------------------------------------------------   -----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

425 Rabro Drive East, Hauppauge, New York                 11788
------------------------------------------------   -----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's  telephone number, including area code  (516) 273-9700
                                                   -----------------------------
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on which
           Title of each class                         registered
           -------------------               ------------------------------

                  None
-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /x/

          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes    No
                                       ---   ---
                              ----------------------
     The number of shares outstanding of the Registrant's common stock is
15,890,686 (as of  12/18/95   ).

     The aggregate market value of the voting stock held by nonaffiliates of
the Registrant is $338,910,269 (as of   12/18/95   ).

                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to convene in March 1996.

                                     PART I


Item  1.  DESCRIPTION OF BUSINESS.

   (a)    GENERAL DEVELOPMENT OF BUSINESS.
          Robotic Vision Systems, Inc. ("RVSI"or the "Company") produces automated 3-dimensional ("3-D") vision-based systems for inspection and measurement and is a leader in advanced electro-optical sensor technology.

          RVSI's core business is its Electronics Division which supplies inspection equipment to the semiconductor industry. RVSI also has an Aircraft Safety Division which is developing an ice detection product for the aviation industry. The Electronics Division's LS-Series lead scanning systems offer automated high-speed 3-D semiconductor package lead inspection with the added feature of non-contact scanning of the packages in their shipping trays ("in-tray scanning"). The systems use a laser-based, non-contact, 3-D measurement technique to inspect and sort quad flat packs, thin quad flat packs, plastic leaded chip carriers, ball grid arrays and thin small outline packs from their carrying trays. The system measurements include coplanarity, total package height, true position spread and span, as well as lead angle, width, pitch and gap.

          On September 20, 1995, RVSI consummated a merger with Acuity Imaging Inc., a publicly owned company located in Nashua, New Hampshire ("Acuity"), pursuant to which Acuity became a wholly owned subsidiary of RVSI. Acuity designs, develops, manufactures and supplies machine vision systems to a diversity of markets. The Acuity merger was structured as a tax-free reorganization and accounted for as a pooling of interest. As a consequence of the Acuity merger, RVSI issued 1,448,424 shares of its Common Stock in exchange for all of the outstanding shares of Acuity Common Stock.

          On October 23, 1995, RVSI consummated a merger with International Data Matrix, Inc., a privately owned company located in Clearwater, Florida ("I.D. Matrix"), pursuant to which I.D. Matrix became a wholly owned subsidiary of RVSI (the "I.D. Matrix Merger"). I.D. Matrix markets a line of 2-D Data Matrix-TM-code readers and is widely recognized in the emerging high-density 2-D bar code segment of the bar code industry. The I.D. Matrix Merger was structured as a tax-free organization and accounted for as a pooling of interest. As a consequence of the I.D. Matrix Merger, RVSI issued 369,856 shares of its Common Stock in exchange for all of the outstanding shares of I.D. Matrix common stock.

          The Company was incorporated in New York in 1976 and reincorporated in Delaware in 1977. Its executive offices are located at 425 Rabro Drive East, Hauppauge, New York 11788; telephone (516) 273-9700.

   (b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
     For the purpose of segment reporting, management considers the Company to operate in one industry, the machine vision industry.

   (c)    NARRATIVE DESCRIPTION OF BUSINESS.

     (I) PRINCIPAL PRODUCTS AND PRODUCT DEVELOPMENT. - RVSI ELECTRONICS AND AIRCRAFT SAFETY DIVISIONS
          Revenues derived by RVSI during its fiscal years ended September 30, 1995, 1994 and 1993 are primarily resulting from sales of its semicondutor lead inspection systems, the LS-2000 and LS-3000 Series.

     SEMICONDUCTOR LEAD INSPECTION SYSTEMS
     The semiconductor manufacturing process begins with the fabrication of the semiconductor chip and ends with the final assembly, test/inspection and marking of the ultimate product. The typical industry descriptions for these areas are "front end" and "back end", respectively.

     The front end is a "planar" process where devices are made in "wafer" format (i.e., large flat surface where the main process concerns are x-y alignment for various process tools). The trend toward very high density chips has demanded more inspection and process control in the front end and, consequently, has created the need for vision guided processes. This technology advancement generated several large and profitable optical based companies all of which used 2-D optical and vision technology. While the front end developed rapidly to utilize the new technology, the back end of the manufacturing process did not yet involve such tiny part dimensions. The back end had line separations of 0.1 inches and above, and pin counts were seldom in excess of 40 leads. In addition, there was very little competitive pressure to improve quality dramatically. Accordingly, automated inspections were not yet required.

     Today, the back end of the production process must deal with pin counts as high as 500 leads and line spacings down to 0.004 inches. In addition, manufacturers are seeing demands for quality levels as high as 3 or 4 failures per million. Unlike the front end, the height dimension is also critical in assuring proper lead contact when mounted. Therefore, at this end of the process, vision solutions are more likely "three-dimensional." This advancing technology has created a significant market opportunity for the Electronic Division's lead inspection products.

     The Electronic Division's LS-3000 Series lead scanning systems are an outgrowth of its prior LS-2000 Series. The LS-2000, was introduced in October 1990, as the only reliable high-speed automated semiconductor lead inspection system capable of inspecting devices while they remain in their protective trays. The LS-2000 was an extension of the Electronic Division's HR-2000 product, which was originally introduced in 1989 for printed circuit board solder joint inspection. In June 1992, the Electronic Division introduced the LS-2000A which was a higher accuracy version of the LS-2000. At the same time, the Electronic Division also introduced the LS-2700, a significantly faster version of the LS-2000, which also afforded a greater level of accuracy. The Electronic Division formally introduced the LS-3000 Series at the Semicon West trade show in July 1994. All of the models in the LS-3000 Series line are lighter and smaller than the LS-2000A and the LS-2700. The flagship of the LS-3000 series, the LS3700, is also significantly faster than the LS-2700. The Company subsequently introduced the LS-3700DB at the Semicon West show in July 1995. The LS-3700DB is considerably faster than the LS-3700. The Electronic Division received purchase orders for a total of 167 LS-2000 and LS-3000 Series machines during the fiscal year ended September 30, 1995.

     AIRCRAFT ICE DETECTION SYSTEM
     In January 1993, the Aircraft Safety Division announced the completion of the initial development phase of its new ID-1 aircraft ice detection system. The ID-1 is designed to make a major improvement in winter flight safety and to fulfill the intent of strict new FAA regulations concerning the inspection of wing surfaces in adverse weather conditions. The device is also anticipated to reduce winter flying delays and their associated costs and to diminish the environmental hazard posed by de-icing fluids.

     The ID-1 is a full-wing electro-optical ice detection system that is designed to provide a quick, clear and reliable indication of the presence or absence of ice, snow or frost. The Aircraft Safety Division has been awarded one patent and has additional patent applications pending for this technology. The ID-1 system can be mounted on the bucket of a de-icing truck or other vehicle and is designed to operate under conditions where visual inspection can be ineffective or tactile inspection difficult. Its compact size and high degree of mobility are also designed to allow the ID-1 to detect ice on aircraft surfaces at any point between the gate and runway.

     Extensive engineering testing of the ID-1 took place at several field locations during the 1994-1995 winter ice season. Operational tests are planned for the 1995-1996 winter ice season. The commercial viability of the ID-1 has not as yet been proven nor can it be assured. Consequently, there can be no assurance that the ID-1 can be commercially marketed at a profit at any time in the proximate future, if ever.

     PRINCIPAL PRODUCTS AND PRODUCT DEVELOPMENT - ACUITY IMAGING INC.

     Acuity's main business is the general purpose 2-D machine vision market for automatic inspection of manufactured products, with emphasis on harsh environments such as manufacturing facilities that require computers specially designed to allow for operation in hot, dusty or dirty environments, such as those that may be found on a factory floor.

     Machine vision systems generally consist of one or more video cameras and associated microcomputers and software that analyze images and extract information about objects and their location in the field of view of the camera. Acuity's primary application areas include assembly verification, date and lot code reading, flaw detection, gauging and measurement, label verification and product identification.

     Vision systems designed for the general purpose market comprise the largest segment of Acuity's revenues, representing 62% of total Acuity revenues in 1995, as compared to 69% in 1994 and 64% in 1993, respectively. Acuity's primary products for the general purpose market are described below.

     - POWERVISION 90 (PV90) is a high-resolution, gray scale machine vision system featuring advanced image processing, analysis, and graphics tools to meet demanding industrial vision needs. The Powervision 90 is an effective solution for a wide range of measurement, inspection, assembly verification, and motion guidance applications. The system's architecture, which is based on Apple's Power Macintosh computer and Acuity's proprietary Image Analyst/Source software package, offers performance and flexibility to meet the customers' requirements.

     - POWERVISION 60 (PV60) is a more compact and lower cost version of the Powervision 90 for applications that do not require options for expansion.

     - IVS, an acronym for Intelligent Visual Sensors, is a high speed gray scale machine vision system designed to address the broad general industrial marketplace. Characteristics of IVS include high speed processing, ease of use and high performance. Typical IVS system configurations address the low to medium price ranges of the market. The system is designed on industry standards including VME or ModBus Plus interfaces and standard 6U VME Eurocard format. It is sold as either a board-level product or as a stand-alone unit with a self-contained power supply and input/output control. IVS is also designed to be easy to program and to appeal to the broad requirements of most industrial customers who do not have machine vision expertise.

     - MENTORVISION is a new type of machine vision inspection system which Acuity introduced to the vision market in the fourth quarter of 1994. Acuity believes that Mentorvision represents an advancement in the commercial application of electronic inspection products for the packaging industry for two reasons: (1) Mentorvision learns without extensive programming, by viewing "good" products on the assembly line; and (2) Mentorvision has the capability to detect a wide variety of flaws in product appearance that may be unpredictable as to size, cause, type or location of the product. Acuity believes that Mentorvision has the potential to address some of the most demanding, and previously un-addressable, requirements in the packaging industry. Acuity only had minimal sales of this product in 1995.

     Vision systems designed for niche (application specific) markets comprise a smaller share of Acuity's total revenue. Specifically, in 1995 revenues from niche market products represented 19% of total Acuity revenues as compared to 17% in 1994 and 22% in 1993. Acuity's products for application specific markets are described below.

     - I-PAK is a product designed to meet the needs of the pharmaceutical industry to verify that the correct label has been applied to pharmaceutical products and that the lot and date code printed on the label are legible. I-Pak performs this function at manufacturing line speeds. I-Pak employs a customized user interface that has been specifically designed to meet label inspection needs of pharmaceutical customers. I-Pak requires minimum user programming and has been designed for ease of use and integration into the manufacturing line. Acuity recently released a new version of this product named the I-Pak V-100.

     - DATA MATRIX READER began initial shipments in 1993. Unlike bar codes which have rigid print tolerances, data matrix codes can be read more easily and applied directly to the surfaces being marked. Data matrix codes allow large amounts of coded information to be printed in a small space. In general, manufacturers are requiring that more information be encoded on their products. The Data Matrix Reader reads matrix-coded information at line speeds and permits traceability of product, even with small, hard-to-mark products.

     PRINCIPAL PRODUCTS AND PRODUCT DEVELOPMENT-INTERNATIONAL DATA MATRIX, INC. (I.D. MATRIX).

     I.D. Matrix markets a line of 2-D Data Matrix -TM- code readers and is widely recognized in the emerging high-density 2-D barcode segment of the well established barcode market. As a subsidiary of RVSI, I.D. Matrix will focus the strengths of the RVSI Electronics Division and Acuity Imaging in laser and charge coupled device (CCD) technology on the field of 2-D barcode.

     I.D. Matrix is the inventor of the Data Matrix -TM- code - a 2-D code which resembles a scrambled checkerboard. This code has recently been recommended for small part identification by the Automotive Industry Action Group (AIAG). The Semiconductor Equipment and Materials International (SEMI) has adopted Data Matrix -TM- as its standard for coding silicon wafers and for wafer box labels, and the Electronics Industry Association (EIA) is in the process of finalizing similar recommendations regarding standardization. Recent articles in various business and industry publications highlight the fact that 2-D coding technology is one of the most promising-as well as the fastest growing, segments of the barcode industry. In the industrial sector, the Data Matrix -TM- code is quickly becoming the 2-D code of choice because of its ability to be printed or marked directly on parts and components, thereby eliminating the need for paper labels and the high cost of labeling equipment. The small size of the Data Matrix -TM- code allows its use in industries and on applications that were previously impossible to satisfy with machine readable codes. Serialization and therefore traceability is now possible in industries such as semiconductor, which have recently seen a surge in the theft of memory chips and other high priced computer components.


     (II) MANUFACTURING

          The Company's production facilities in Hauppauge, New York and Nashua, New Hampshire are capable of fabricating and assembling total electronic and electromechanical systems and subsystems. Facilities include assembly and wiring departments that have the capability of producing complex wiring harnesses, as well as intricate electronic subassemblies. The Company maintains a comprehensive test and inspection program to ensure that all systems meet exacting customer requirements for performance and quality workmanship prior to delivery. In addition, an in-house sheetmetal and machine shop in Hauppauge allows for the manufacture of both prototype and production hardware. To support its internal operations and to extend its overall capacity, the Company purchases a wide variety of components, assemblies and services from proven outside manufacturers, distributors and service organizations.

     (III)     MARKETING AND SALES - RVSI ELECTRONICS DIVISION

          RVSI's Electronics Division marketing strategy focuses on cultivating long-term relationships with the leading manufacturers of electronic and semiconductor inspection and quality control equipment. RVSI's marketing efforts rely heavily on direct sales methods. The selling cycle for the LS-2000 and LS-3000 Series products has proven to be generally between six to nine months from initial customer contact. A lengthy purchase process is often the case in the purchase of the initial unit sold by RVSI. Subsequent purchases require less time and often result in multiple orders. Typically, potential purchasers visit RVSI's headquarters to receive a full demonstration of the product and discuss the merits of the product with RVSI's engineers before making a purchase decision.


          Sales activities in the domestic market are handled by direct sales personnel. Due to the depth of analysis involved in the customer's purchase decision, management emphasizes active interaction between the direct sales staff, and the buyer throughout the selling process.

          RVSI has also established distribution capabilities in both Europe and the Far East, providing access to all major markets for electronic and semiconductor test equipment. Leveraging off management's experience and contacts in the international markets, RVSI has negotiated agreements with six independent representatives in the Far East and two independent representatives in Europe to sell and service RVSI's products. RVSI recently established a Company office in Singapore.


          RVSI presently employs 6 persons primarily engaged in personal selling. In addition, corporate management is committed to frequent communications with customers, particularly those in higher, policy-making positions. Lending further support to the sales effort is RVSI's 91 person engineering and technical staff, which provides assistance in areas requiring in-depth technical analysis.

     MARKETING AND SALES - ACUITY IMAGING

          Acuity markets its products worldwide through a direct marketing, sales and sales application engineering force of 33 persons and through distributors and system integrators.

          The Company has approximately 50 distributors in 80 locations in North America, Europe and Asia. Sales through distributors allows Acuity to leverage its sales force and sell to a larger customer base than could be served cost effectively on a direct sales basis. Acuity supports its distribution channels with regional sales managers and sales application engineers who support and interface directly with the distributors. In addition, Acuity provides sales and product training to the distributors as well as technical product support. The Company intends to continue to expand its distribution channels.

          Acuity sells to four types of customers: the end user solving a specific problem (sold through distribution or directly); the internal integrator, an experienced vision engineer (generally within a Fortune 500 company) with the skills and resources to apply the machine vision technology to various application problems within the many operations of the engineer's company; the external systems integrator who services the end-user market by providing engineering, software, and integration services; and OEM's (original equipment manufacturers) who embed Acuity's products in the OEM's equipment.




     (IV) SOURCES OF SUPPLY.
          The raw materials and components used in the development and manufacture of the Company's products are generally available from domestic suppliers at competitive prices; fabrication of certain major components has been subcontracted for on an as-needed basis. The Company has not experienced any significant difficulty in obtaining adequate supplies to perform under its contracts.


          During fiscal 1994, one of the Company's major suppliers voluntarily filed for protection under Chapter 11 of the Federal Bankruptcy Code. This supplier has advised RVSI that it has since emerged successfully from bankruptcy. Several of the Company's components and sub-systems are purchased from single sources. The Company believes that alternative sources of supply could be obtained, if necessary, without major interruption in production.

     (V) PROPRIETARY PROTECTION
          At September 30, 1995 the Company owned 78 issued U.S. patents, with expiration dates ranging from 1995 to 2011, relating to its 2-D and 3-D vision technology. The Company subsequently was awarded a patent related to its ice detection technology. The Company also owns the rights to several U.S. patent applications relating to such technology. Acuity has a number of U.S. and Foreign registered trademarks including "Acuity".

          The Company does not believe that its present operations are materially dependent upon the proprietary protection that may be available to the Company by reason of any one or more of such patents. Moreover, as its patent position has not been tested, no assurance can be given as to the effectiveness of the protection afforded by its patent rights.


     (VI) CUSTOMERS
          The Company's sales have been historically concentrated in a small number of customers at any time, although the specific customers change over time. Sales to Intel, accounted for approximately 16% of the Company's revenues during fiscal year ended September 30, 1995. No other customers accounted for more than 10% of sales during this fiscal years ended September 30, 1995, 1994 and 1993.




     (VII)BACKLOG
          At September 30, 1995 the Company's backlog was approximately $16 million as contrasted with approximately $8.7 million and $9.5 million at September 30, 1994 and 1993, respectively. The Company believes that most of its backlog at September 30, 1995 will be completed prior to the close of fiscal year 1996. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business.

     (VIII)COMPETITION.
           The Company believes that machine vision has evolved into a new industry over the past several years, in which a number of machine vision-based firms have developed successful industrial applications for the technology. The Company is aware that a large number of companies, estimated to be upward of 100 firms, entered the industry in the 1980's and that most of these were small private concerns. Over the last several years the number of competitors has narrowed to less than 25. The Company believes this is attributable, to a large extent, to a classical consolidation within the industry. Based upon the breadth of its product lines, its customer base, and its level of revenues, the Company belives that it is a significant factor in the machine vision industry.

     (IX) RESEARCH AND DEVELOPMENT.
          Company-sponsored research and development efforts over recent years have been largely devoted to continued development of advanced 2-D and 3-D vision technology and applications software for use in various inspection and process control automation systems. Research and development expenditures, net of capitalized software development costs, aggregated approximately $9,701,000, $7,629,000 and $6,008,000 for the Company's fiscal years ended September 30, 1995, 1994 and 1993, respectively. In its fiscal years ended September 30, 1995, 1994 and 1993 respectively, the Company capitalized $535,000, $433,000 and $476,000, respectively, of its software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

     (X)  ENVIRONMENTAL REGULATION
          The Company believes that compliance with Federal, state, local and, where applicable, foreign environmental regulations does not have any material effect on its capital expenditures, earnings or competitive position.

     (XI) EMPLOYEES.
          At November 30, 1995 the Company employed 302 persons, of whom 132 were engineering and other technical personnel.


   (d)    FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS
          AND EXPORT SALES.
Domestic and foreign export sales during the Company's fiscal years ended September 30, 1995, 1994, and 1993, respectively, were as follows (expressed in thousands of dollars):
                                              Year Ended
                                            September 30,
                         -----------------------------------------------
                               1995              1994          1993
                         ---------------     ------------  -------------

North America                $22,653            $27,238       $19,014
Asia/Pacific Rim              33,957             17,300        15,506
Europe                         7,034              2,243         4,157
                         ---------------     ------------  -------------
TOTAL:                       $63,644            $46,781       $38,677

                         ===============     ============  =============

ITEM 2.   PROPERTIES.


          The Company leases approximately 65,000 square feet of office and factory space at 425 Rabro Drive East, Hauppauge, New York under a lease which extends to March 31, 2001. The lease requires the Company to pay property taxes and certain operating expenses and contains escalation clauses relating to rent payments.

          The Company leases approximately 2,000 square feet of sales, service and training space in Singapore under a lease which extends to November 1998.

          The Company leases 50,114 square feet in Nashua, New Hampshire for its Acuity operations under a lease which extends to April 2000.


ITEM 3.   LEGAL PROCEEDINGS.

          On or about October 22, 1992, the Company instituted an action in the United States District Court for the Eastern District of New York against defendant Cybo Systems, Inc., ("Cybo"), entitled ROBOTIC VISION SYSTEMS, INC. V. CYBO SYSTEMS, INC. A/K/A CYBOT SYSTEMS, INC., alleging that the defendant breached certain agreements between the parties with respect to the sale by the Company to the defendant of all of the assets of its welding and cutting systems business.

          On or about December 4, 1992, Cybo filed and served an answer denying the substantive allegations of the Company's complaint. In addition, Cybo asserted counterclaims against the Company alleging, among other things, breach of contract and warranties, fraud, bad faith, trespass and conversion and is seeking aggregate damages in excess of $10.0 million. Shortly thereafter, the Company moved to dismiss certain of Cybo's counterclaims on the ground that Cybo failed to plead fraud with the requisite particularity. By Order dated March 20, 1993, the Court (i) granted the Company's motion to dismiss without prejudice, and (ii) granted Cybo leave to serve an amended answer with amended counterclaims by April 19, 1993. Cybo has since served an amended answer and counterclaims which purport to plead fraud with the requisite particularity. Subsequent thereto, the Company moved to dismiss Cybo's claims for trespass and conversion, which motion is presently pending. In June 1995, the Company made a motion for summary judgment to dismiss all of the fraud counterclaims and to limit Cybo's damages in the event of a finding of liability against the Company. All of the motion papers have not yet been submitted to the court. The Company, upon the advice of its general counsel, believes Cybo's counterclaims are without merit and that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations. The Company plans to defend against such counterclaims vigorously. Except for certain matters relating to the issue of damages, the parties have completed discovery.

          In addition, on October 21, 1993, the Company instituted an action against Cybo and Robert Rongo, a Cybo employee who has previously been employed by the Company, in the Supreme Court of the State of New York, County of Suffolk. The action, entitled ROBOTIC VISION SYSTEMS, INC. V. ROBERT RONGO AND CYBO SYSTEMS, INC. A/K/A CYBOT SYSTEMS, INC., alleges that Rongo, induced by Cybo, breached a confidentiality agreement which he had entered into while in the Company's employ. Defendants have asserted an answer to the Company's complaint, which answer incorporates the counterclaims asserted by Cybo in the action previously filed by the Company against Cybo, discussed above. Mr. Rongo made a motion to dismiss the action for lack of jurisdiction, but that motion was denied.

          RVSI is a defendant in a recently filed proceeding instituted by one of its competitors seeking (i) a declaration of the invalidity of one of RVSI's patents ("Pertinent RVSI Patent"), (ii) a declaration that the plaintiff is not infringing the Pertinent RVSI Patent and (iii) a restraining order or other relief preventing RVSI from contacting customers of the plaintiff regarding the Pertinent RVSI Patent. Such proceeding does not seek or assert damages. Based upon the advice of its patent counsel, the Morrison Law Firm, RVSI believes this suit is without merit. RVSI has filed an answer and counterclaim seeking (i) a declaration that the Pertinent RVSI Patent is valid, (ii) a declaration that the plaintiff has infringed a number of RVSI patents, including the Pertinent RVSI Patent, (iii) the prohibition of further infringement by plaintiff of certain patents of RVSI, including the Pertinent RVSI Patent, (iv) a denial of the plaintiff's request for injunctive relief, (v) monetary damages for the plaintiff's infringement of RVSI's patent, and (vi) a trebling of monetary damages because of willful infringement by plaintiff of RVSI's patents.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          The Company held a Special Meeting in lieu of Annual Meeting of Stockholders on September 19, 1995. The following is a summary of the proposals that were voted upon at the meeting and the voting results there from:


    PROPOSAL                                                                     VOTES     ABSTENTIONS
    --------                                                                  AGAINST OR    AND BROKER
                                                             VOTES FOR         WITHHELD     NON-VOTES
                                                             ---------         --------     ---------
Approval and adoption of that certain
Agreement and Plan of Merger and
Reorganization, dated as of April 27, 1995,
as amended and restated as of July 11, 1995,
by and among RVSI, Acuity and a wholly-
owned subsidiary of RVSI ("Subsidiary")
pursuant to which, among other matters,
Subsidiary will be merged with and into
Acuity and Acuity will become a wholly-
owned subsidiary of RVSI                                     5,770,357         62,947        121,681

Election of nine directors for the ensuing year
Pat V. Costa                                                 9,856,666         18,484
Frank A. DiPietro                                            9,857,614         17,536
Donald F. Domnick                                            9,857,614         17,536
Jay M. Haft                                                  9,857,726         17,424
Mark Lerner                                                  9,857,727         17,423
Howard Stern                                                 9,857,847         17,303
Robert H. Walker                                             9,857,727         17,423
Donald J. Kramer                                             9,853,285         21,865
Ofer Gneezy                                                  9,857,635         17,515

Approval of RVSI's Amended and
Restated 1991 Stock Option Plan                              5,261,317        732,578        213,708

Amendment of RVSI's Certificate of
Incorporation to increase the number
of shares of RVSI's Common Stock
authorized thereunder from 20,000,000 shares
to 30,000,000 shares                                         9,521,956        215,339        127,197

Ratification of Deloitte & Touche LLP as
RVSI's independent auditors for the fiscal year
ending September 30, 1995                                    9,733,490         32,081         98,921

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS.

          (a)  MARKET INFORMATION.
          The Company's Common Stock is quoted on The Nasdaq National Market under the symbol ROBV. The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated:


                                              Bid (1)
                              ------------------------------
                              ------------------------------
  Fiscal Quarter Ended                  High            Low
  --------------------
                                     ----------     ---------
                                     ----------     ---------
    September 30, 1995                $23-3/4       $12-35/64
    June 30, 1995                      15-1/4         6-5/8
    March 31, 1995                      7-5/8         5-1/2
    December 31, 1994                   8-1/8         5-1/2

    September 30, 1994                  6-1/4         4-3/8
    June 30, 1994                       6-3/4         4-3/4
    March 31, 1994                      7-1/8         4-5/8
    December 31, 1993                   5-5/8         3-1/2

(1) Quotations for RVSI's Common Stock commenced on The Nasdaq National Market on January 5, 1994. The bid prices shown prior to such date represent quotations on the OTC Bulletin Board.


          Bid quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.

          On December 15, 1995 the closing bid and asked prices of the Company's Common Stock were $23 and $23-1/4 , respectively.

          (b)    HOLDERS.
          The number of holders of record of the Company's Common Stock as of
December 15, 1995 was approximately 6,049.                    .

          (c)    DIVIDENDS.
          The Company has not paid any cash dividends since its inception and does not contemplate doing so in the near future. Any decisions as to the future payment of dividends will depend on the earnings and financial condition of the Company and such other factors as the Board of Directors deems relevant at that time.

SELECTED FINANCIAL DATA
Statement of Operation Data:
(In Thousands)

                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                      -------------------------------------------------------------------------
                                          1995            1994           1993           1992           1991
                                          ----            ----           ----           ----           ----
Revenues                                 $ 63,644        $ 46,781       $ 38,677       $ 29,945       $ 23,749

Income (loss) before (provision)
  benefit from income taxes,
  discontinued operations and
  extraordinary items                    $   9,307       $  4,126       $  1,171        $  (484)      $ (1,788)

(Provision) benefit from income
  taxes                                  $     649       $    291       $    398        $   (48)      $    (37)

Income (loss) before
  discontinued operations and
  extraordinary items                    $   9,968       $  4,417       $  1,569        $  (532)      $ (1,823)

Discontinued operations                  $      -        $      -       $      -       $  1,214       $   (333)

Income (loss) before
  extraordinary items                    $   9,956       $  4,417       $  1,569       $    682       $ (2,156)

Extraordinary item                       $       -       $      -       $      -       $  1,256(a)    $      -

Net Income (loss)                        $   9,956       $  4,417       $  1,569       $    682       $ (2,156)

Income (loss) per common share
  before discontinued operations
  and extraordinary items:
     Primary                             $    0.63       $   0.31       $   0.13      $   (0.06)      $  (0.24)
     Fully diluted                       $    0.61       $   0.30       $   0.13      $   (0.06)      $  (0.24)

Income (loss) per common share
  extraordinary items:
     Primary                             $    0.63       $   0.31       $   0.13       $   0.07       $  (0.28)
     Fully diluted                       $    0.61       $   0.30       $   0.13       $   0.07       $  (0.28)

Net income (loss) per common
  share:
     Primary                             $    0.63       $   0.31       $   0.13       $   0.21       $  (0.28)
     Fully diluted                       $    0.61       $   0.30       $   0.13       $   0.21       $  (0.28)


(a) Includes an extraordinary item of $1,138,000 (net of income tax provision of $97,000) relating to an agreement with General Motors Corporation, and extraordinary item of $72,000 resulting from the utilization of net operating loss carryforwards, and an extraordinary item of $46,000 resulting from the extinguishment of long-term debt.

SELECTED BALANCE SHEET DATA:
(In Thousands)


                                                                  AT SEPTEMBER 30,
                                      -------------------------------------------------------------------------
                                          1995            1994           1993           1992           1991
                                          ----            ----           ----           ----           ----

Total assets                             $ 47,288        $ 21,708       $ 15,511       $ 10,924       $ 10,151


Current liabilities                      $ 15,313        $  9,098       $ 12,812       $  6,780       $  7,833

Total liabilities                        $ 15,387        $ 10,324       $ 13,057       $ 10,149       $ 12,654

Stockholders' equity(deficiency)         $ 31,901        $ 11,384       $  2,451       $    775       $ (2,503)

Working capital                          $ 24,507        $  7,134       $   (413)      $  2,141       $    793

Reference is made to Item 7 below and the Notes to the Consolidated Financial Statements for a complete discussion of the financial data presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

Years Ended September 30, 1995 and 1994

          Revenues of $63,644,000 for the year ended September 30, 1995 represent an increase of $16,863,000, or 36%, in comparison to revenues of $46,781,000 for the year ended September 30, 1994. The increase in revenues was a result of substantially increased shipments of RVSI's LS-2000 and LS-3000 Series semiconductor lead inspection systems. Sales of the LS-2000 and LS-3000 Series accounted for revenues of $44,298,000 for the year ended September 30, 1995, representing an increase of $20,887,000, or 89%, as contrasted with LS-2000 sales of $23,411,000 for the year ended September 30, 1994. Acuity Imaging Inc. ("Acuity"), revenues of $19,153,000 for year ended September 30, 1995 represent a decrease of $3,015,000, or 14% in comparison to revenues of $22,168,000 for the year ended September 30, 1994. The decrease in revenues was primarily as a result of Acuity's lack of securing orders from any one or two customers which have traditionally accounted for a significant percentage of Acuity's revenues.

          Gross profit margins for the fiscal years ended September 30, 1995 and 1994 were 55% and 53%, respectively. The increase in gross profit margins during fiscal 1995 was primarily due to the improved profitability of the LS-2000 and LS-3000 Series product lines.

          Continued development of the LS-3000 Series of lead scanning systems, the ID-1 aircraft wing ice detection systems, and computerized visual inspection equipment primarily accounted for $9,701,000 in research and development expense, net of capitalized software development costs, during the year ended September 30, 1995, as contrasted with $7,629,000 during fiscal 1994. In its fiscal year ended September 30, 1995, the Company capitalized $535,000 of its software development costs as compared to $433,000 over the comparable 1994 period in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

          Selling, general and administrative costs increased by $2,524,000, or 20% for the year ended September 30, 1995 as compared to the prior fiscal year, primarily as a result of increased marketing and distribution costs for year ended September 30, 1995. The Company incurred $1,160,000 for merger expenses relating to the acquisition of Acuity by the Company on September 20, 1995.
For the year ended September 30, 1995 net interest income was $292,000 as compared to net interest expense of $77,000 in the comparable period in 1994. The increase is as a result of investing additional available funds.

          Net income for the year ended September 30, 1995 was $9,956,000, or $.61 per share (fully diluted), as compared to net income of $4,417,000, or $.30 (fully diluted), for the year ended September 30, 1994.

          During the fiscal years ended September 30, 1995 and 1994, the Company recorded benefits from income taxes in the amounts of $649,000, and $291,000, respectively. Such benefits were primarily the result of decreases in the valuation allowances relating to deferred tax assets which emanated from the Company's profitable operations in fiscal 1995 and 1994, respectively, and the extent to which the Company can substantiate projected future earnings.

          The deferred tax assets at September 30, 1995 and 1994 of $2,375,000 and $1,163,000, respectively, are equivalent to the benefit to be derived from net operating loss carryforwards that were expected to be utilized to offset future taxable income projected as of the respective balance sheet dates. The deferred tax assets at September 30, 1995 and 1994 have been limited to the benefit to be derived from projected future income, due to the Company's projected future profitability currently being primarily dependent on one existing product line.

Years Ended September 30, 1994 and 1993

          Revenues of $46,781,000 for the year ended September 30, 1994 represented an increase of $8,104,000, or 21%, in comparison to revenues of $38,677,000 for the year ended September 30, 1993. The increase in revenues was a result of substantially increased shipments of RVSI's LS-2000 and LS-3000 Series semiconductor lead inspection systems. The LS-3000 Series system, a more advanced, high performance machine, was introduced in July 1994, and represents the next generation lead scanning system design to replace the LS-2000 Series system. Sales of LS-2000 and LS-3000 Series accounted for revenues of $23,411,000 for the year ended September 30, 1994, representing an increase of $5,095,000 or 28%, as contrasted with the LS-2000 sales of $18,316,000 for the year ended September 30, 1993. Sales of the LS-3000 were $5,826,000 for the year ended September 30, 1994. Acuity Imaging Inc., revenues increased approximately 18% in 1994 as compared to 1993. The increase was primarily a result of increased vision revenues which include a $3.6 million contract from Brown and Williamson for 60 machine vision based integrated package inspection systems.

          Gross profit margins for the fiscal years ended September 30, 1994 and 1993 were 53% and 50%, respectively. The increase in gross profit margins during fiscal 1994 was primarily due to the improved profitability of the LS-2000 and LS-3000 Series product line.

          Continued development of the LS-2000 and the LS-3000 Series of lead scanning systems, the ID-1 aircraft wing ice detection systems, and computerized visual inspection equipment, primarily accounted for $7,629,000 in research and development expense, net of capitalized software development cost, during the year ended September 30, 1994, as contrasted with $6,008,000, during fiscal 1993. In its fiscal year ended September 30, 1994, the Company capitalized $433,000 of its software development costs as compared to $476,000 over the comparable 1993 period in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

          Selling, general and administrative costs increased by $1,958,000, or 18% for the year ended September 30, 1994 as compared to the prior fiscal year, primarily as a result of increased marketing and distribution costs. For the year ended September 30, 1994, net interest expense was $77,000 compared to net interest expense of $301,000 in the comparable 1993 period.

          Net income for the year ended September 30, 1994 was $4,417,000, or $.30 per share (fully diluted), as compared to net income of $1,569,000, or $.13 per share (fully diluted) for year ended September 30, 1993.

          During the fiscal years ended September 30, 1994 and 1993, the Company recorded benefits from income taxes in the amount of $291,000 and $398,000, respectively. Such benefits were primarily the result of decreases in the valuation allowances relating to deferred tax assets which emanated from the Company's profitable operations in fiscal 1994 and 1993, respectively, and the extent to which the Company can substantiate projected future earnings.

          The deferred tax asset at September 30, 1994 has been limited to the benefit to be derived from projected future income, due to the Company's limited history of earnings and its projected future profitability currently being primarily dependent on one existing product line.



LIQUIDITY AND CAPITAL RESOURCES

          The Company's operating, investing and financing activities for the year ended September 30, 1995 generated net cash and cash equivalents of $14,630,000 as follows:



          - Operating activities provided $5,826,000; during the fiscal year ended September 30, 1995;

          - $2,389,000 was used to purchase property and equipment, primarily computer and demonstration equipment;

          - $1,484,000 was invested primarily in U.S. Treasury Notes and U.S. Treasury Bills, and;

          -    $1,500,000 was received from the maturity of investments;

               $1,970,000 was received from proceeds of a bank loan;

               $1,385,000 was used to repay a bank loan and interest;

               Other financing activities provided $10,589,000 primarily through the issuance of Common Stock and warrants in a private equity placement and the issuance of Common Stock upon the exercise of stock options and warrants.

               The effect of exchange rate changes on cash and cash equivalents was $3,000.

          The Company's inventories at September 30, 1995 of $8,074,000 increased by $3,775,000 from $4,299,000 as of September 30, 1994 primarily to support high production volumes. Accounts receivable at September 30, 1995, of $11,884,000 increased by $4,867,000 from $7,017,000 as of September 30, 1994, primarily due to higher operating levels and increased sales to larger customers with longer payment terms.

          On November 20, 1995, the Company obtained a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and will bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company will pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, amoung other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends.

          The Company anticipates that its working capital needs for fiscal 1996 will be satisfied by operating revenues and, if necessary, through borrowings under the existing line of credit.


EXPORT SALES

          Foreign export sales accounted for 64%, 42% and 51% of the Company's revenues in fiscal 1995, 1994 and 1993, respectively.


PRIVATE EQUITY PLACEMENT

          During fiscal year 1995, the Company entered into an agreement with a group of investors pursuant to which, the Company received approximately $9,386,000, after expenses, in exchange for the issuance of 1,110,000 shares of the Company's Common Stock. The Company also issued warrants exercisable through June 2000 to purchase approximately 68,000 shares of the Company's Common Stock at exercise prices ranging from $8.75 to $9.00 per share.

FOREIGN CURRENCY TRANSACTION

          The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. Included in the foreign exchange gain (loss) are unrealized foreign exchange gains and losses resulting from the currency remeasurement of the financial statements (primarily inventories, accounts receivable and intercompany-debt) of the foreign subsidiaries of the Company into U.S. dollars. To the extend the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

     EFFECT OF INFLATION
          Management believes that the effect of inflation has not been material during each of the years ended September 30, 1995, 1994 and 1993, respectively.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Reference is made to Item 14(a)1 herein.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to September 30, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1995.


ITEM 11.  EXECUTIVE COMPENSATIONS.

Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1995.


12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1995.


13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1995.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

               1.        Financial Statements.


                         Independent Auditors' Reports

                         Consolidated Balance Sheets at September 30, 1995 and September 30, 1994

                         Consolidated Statements of Income for the Years Ended September 30, 1995, 1994 and 1993

                         Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995, 1994 and 1993

                         Consolidated Statements of Cash Flows for the years Ended September 30, 1995, 1994 and 1993

                         Notes to Consolidated Financial Statements

               2.        Financial Statement Schedules.

                         All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the consolidated financial statements filed, including the notes thereto.

               3.        Exhibits.

                         3(a) The Company's Certificate of Incorporation, as amended to date

                         3(b)      The Company's By-Laws, as amended to date

                         4 Stock and Warrant Purchase Agreement by and between the Company and General Motors Corporation dated as of December 12, 1984

                         10(a) Patent License and Technology Agreement by and between the Company and General Motors Corporation dated as of December 12, 1984

                         10(b) License Agreement by and between the Company and Med-Bed Technologies, Inc. dated as of January 24, 1984

                         *10(c) Employment agreement dated December 11, 1984 between Pat V. Costa and the Company

                         *10(d) Letter of agreement dated December 21, 1984 between Howard Stern and the Company

                         *10(e) Letter of agreement dated July 14, 1983 between Robert H. Walker and the Company

                         10(f) Lease agreement dated May 2, 1990 between the Company and NM&J Investors covering the premises located at 425 Rabro Drive East, Hauppauge, New York

                         10(g) Asset Purchase Agreement dated as of September 30, 1990 between the Company and Cybo Systems, Inc

                         10(h)     Agreement and Plan of Merger and
                                   Reorganization, dated as of April 27, 1995, as amended and restated as of July 11, 1995, by and among the Company, Acuity Imaging Inc. and RVSI Acquisiton Corp.(5)

                         11        Computation of per share amounts

                         23(a)     Independent Auditors' Consent -
                                   Deloitte & Touche LLP

                         23(b) Consent of Independent Public Accountants - Arthur Andersen LLP

                         27        Financial Data Schedule


(1) Denotes document filed as Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1987 and incorporated herein by reference.

(2) Denotes document filed as Exhibit to the Company's Registration Statement on Form S-1 (File No. 2-75483) and incorporated herein by reference.

(3) Denotes document filed as Exhibit to the Company's Annual Report on From 10-K for its fiscal year ended September 30, 1984 and incorporated herein by reference.

(4) Denotes document filed as Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1990 and incorporated herein by reference.

(5) Denotes document appended as an Exhibit to the Company's definitive Proxy Statement dated August 9, 1995 and incorporated herein by reference.

(*)  Denotes management employment or compensatory agreement.

(b)  REPORTS ON FORM 8-K
     No report on Form 8-K was filed by Registrant during the three month period ended September 30, 1995.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Robotic Vision
Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Robotic Vision Systems, Inc. and Acuity Imaging, Inc. and subsidiaries, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Acuity Imaging, Inc. and subsidiaries ("Acuity") for the years ended September 30, 1995 and December 31, 1994 and 1993, respectively, which statements reflect total assets constituting 12% and 31% of consolidated total assets as of September 30, 1995 and 1994, respectively, and total revenues constituting 30%, 47%, and 48% of consolidated total revenues for the years ended September 30, 1995, 1994 and 1993, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Acuity, is based solely on the report of such other auditors, with the exception that in 1993,we audited the financial statements of a subsidiary of Acuity, which statements reflect total revenues constituting 23% of consolidated total revenues of the Company for the year ended September 30, 1993.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP


Jericho, New York
December 8, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Acuity Imaging, Inc.:


We have audited the consolidated balance sheets of Acuity Imaging, Inc. (a Delaware corporation and a wholly owned subsidiary of Robotic Vision Systems, Inc.) and subsidiaries as of September 30, 1995 and December 31, 1994, and the related consolidated statements of operations and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes asessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acuity Imaging, Inc. and subsidiaries at September 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


On September 20, 1995, Robotic Vision Systems, Inc. acquired Acuity Imaging,
Inc.


/s/ Arthur Andersen LLP

Boston, Massachusetts
November 6, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Itran Corporation:


We have audited the balance sheets of Itran Corporation (a Delaware corpoation) as of December 31, 1993, and the related statements of operations, stockholders' investment and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Itran Corporation as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

On January 24, 1994, Itran Corporation merged with Automatix, Incorporated with Automatix as the surviving corporation. The surviving corporation was renamed Acuity Imaging, Inc.


/s/ Arthur Andersen LLP

Boston, Massachusetts
February 4, 1994

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 1995 AND 1994
-------------------------------------------------------------------------------

                                                   NOTES             1995               1994
                                                   -----             ----               ----
ASSETS                                               9
------                                                                                (Restated)
                                                                                        Note 2
CURRENT ASSETS:
   Cash and cash equivalents                                    $16,407,000     $  2,097,000
   Investments                                                    1,000,000        1,495,000
   Receivables - net                                 3           11,884,000        7,017,000
   Inventories                                       4            8,074,000        4,299,000
   Deferred income taxes                             5            2,375,000        1,163,000
   Prepaid expenses and other                                       154,000          162,000
      Total current assets                                       39,894,000       16,233,000
                                                                -----------      -----------

PLANT AND EQUIPMENT - NET                           6             3,999,000        2,796,000

OTHER ASSETS                                        7             1,406,000        1,179,000
INVESTMENTS                                                       1,989,000        1,500,000
                                                                -----------      -----------
                                                                $47,288,000     $ 21,708,000
                                                                -----------      -----------
                                                                -----------      -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Notes payable                                                $     -         $     63,000
   Loan payable                                     9             1,385,000             -
   Accounts payable                                               7,754,000        4,290,000
   Accrued expenses                                 8             5,096,000        3,834,000
   Advance contract payments received                             1,078,000          912,000
                                                                -----------      -----------
      Total current liabilities                                  15,313,000        9,099,000

LOAN PAYABLE                                                          -            1,015,000

OTHER LIABILITIES                                                    74,000          210,000

TOTAL LIABILITIES                                                15,387,000       10,324,000
                                                                -----------      -----------
COMMITMENTS AND CONTINGENCIES                       11, 14

STOCKHOLDERS' EQUITY:                               12
   Common stock, $.01 par value; shares
     authorized, 30,000,000; shares issued and
     outstanding, 1995 - 14,805,000
     and 1994 - 12,973,000                                          148,000          130,000
   Additional paid-in capital                                   104,682,000       93,896,000
   Accumulated deficit                                          (73,072,000)     (82,773,000)
   Cumulative translation adjustment                                143,000          131,000
      Total stockholders' equity                                 31,901,000       11,384,000
                                                                -----------      -----------
                                                                $47,288,000      $21,708,000
                                                                -----------      -----------
                                                                -----------      -----------


See notes to consolidated financial statements.
                                       F-4

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
-------------------------------------------------------------------------------


                                        NOTES       1995             1994               1993
                                        -----       ----             ----               ----
                                                                  (Restated)         (Restated)
                                                                    Note 2             Note 2
REVENUES                                   13  $  63,644,000    $  46,781,000     $  38,677,000
                                               -------------    -------------     -------------

COST OF REVENUES                                  28,386,000       22,091,000        19,206,000
                                               -------------    -------------     -------------

GROSS PROFIT                                      35,258,000       24,690,000        19,471,000
                                               -------------    -------------     -------------

OPERATING COSTS AND EXPENSES:
  Research and development costs                   9,701,000        7,629,000         6,008,000
  Selling, general and administrative
    expenses                                      15,382,000       12,858,000        10,900,000
  Merger expenses                           2      1,160,000             -            1,091,000
  Interest income                                   (423,000)        (122,000)          (43,000)
  Interest expense                                   131,000          199,000           344,000
                                               -------------    -------------     -------------

                                                  25,951,000       20,564,000        18,300,000
                                               -------------    -------------     -------------

INCOME BEFORE BENEFIT FROM
   INCOME TAXES                                    9,307,000        4,126,000         1,171,000

BENEFIT FROM INCOME TAXES                   5       (649,000)        (291,000)         (398,000)
                                               -------------    -------------     -------------

NET INCOME                                     $   9,956,000    $   4,417,000     $   1,569,000
                                               -------------    -------------     -------------
                                               -------------    -------------     -------------


NET INCOME PER SHARE:
  Primary                                      $        0.63    $        0.31     $        0.13
                                               -------------    -------------     -------------
                                               -------------    -------------     -------------

  Fully diluted                                $        0.61    $        0.30     $        0.13
                                               -------------    -------------     -------------
                                               -------------    -------------     -------------


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
  Primary                                         15,878,000       14,364,000        13,597,000
                                               -------------    -------------     -------------
                                               -------------    -------------     -------------

  Fully diluted                                   16,251,000       14,567,000        13,597,000
                                               -------------    -------------     -------------
                                               -------------    -------------     -------------


See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                                 Common Stock       Additional                     Cumulative     Stockholders'
                                           -----------------------
                                             Number                   Paid-in       Accumulated    Translation        Equity
                                    Notes   of Shares     Amount      Capital        Deficit       Adjustment     (Deficiency)
                                    -----  ----------  -----------  ----------      -----------   -------------   ------------
Balance October 1, 1992 (as
  previously reported)                      9,614,000    $  96,000 $ 28,216,000     $(28,595,000)    $  -          $  (283,000)

Changes resulting from
  acquisition accounted for
  as pooling-of-interests             2     1,373,000       14,000   61,068,000      (60,164,000)      140,000       1,058,000
                                          -----------  -----------  -----------     ------------    ----------     -----------

Balance, October
  1, 1992 (Restated)                       10,987,000      110,000   89,284,000      (88,759,000)      140,000         775,000
Shares issued to the
  Defined Contribution Stock
  Ownership and Deferred
  Compensation Plan                  10        16,000        -           22,000            -             -              22,000
Offering costs incurred in
  connection with registration
  of shares and warrants                        -            -          (80,000)           -             -             (80,000)
Shares issued in connection
  with the exercise of
  stock options                      12        22,000        1,000       20,000            -             -              21,000
Warrants issued for
  professional services
  rendered                           12         -            -          125,000            -             -             125,000
Warrants issued in connection
  with the settlement
  of litigation                      12         -            -           25,000            -             -              25,000
Translation adjustment                          -            -            -                -            (3,000)         (3,000)
Net income                                      -            -            -            1,569,000         -           1,569,000
                                          -----------  -----------  -----------     ------------    ----------     -----------

Balance, September 30,
  1993 (Restated)                          11,025,000      111,000   89,396,000      (87,190,000)      137,000       2,454,000
Shares issued to the Defined
  Contribution Stock Ownership
  and Deferred Compensation Plan     10         9,000        -           36,000            -             -              36,000
Shares and warrants issued in
  connection with private
  equity placement, net of
  offering costs                     12     1,360,000       14,000    3,790,000            -             -           3,804,000
Warrants issued for
  professional services              12         -            -           38,000            -             -              38,000
Shares issued in connection
  with the exercise of stock
  options                            12       336,000        3,000      368,000            -             -             371,000
Shares issued in connection
  with the exercise of warrants      12       243,000        2,000      268,000            -             -             270,000
Translation adjustment                          -            -            -                -            (6,000)         (6,000)
Net income                                      -            -            -            4,417,000         -           4,417,000
                                          -----------  -----------  -----------     ------------    ----------     -----------
Balance, September 30, 1994
  (Restated)                               12,973,000      130,000   93,896,000      (82,773,000)      131,000      11,384,000
Shares issued to the
  Defined Contribution Stock
  Ownership and Deferred
  Compensation Plan                  10        12,000        -           60,000            -             -              60,000
Shares and warrants issued
  in connection with private
  equity placement, net of
  offering costs                     12     1,110,000       11,000    9,375,000            -             -           9,386,000
Warrants issued for
  professional services              12         -            -           92,000            -             -              92,000
Shares issued in connection
  with the exercise of
  stock options                      12       386,000        4,000      770,000            -             -             774,000
Shares issued in connection with
  the exercise of warrants           12       324,000        3,000      489,000            -             -             492,000
Change in year end of
  pooled company                      2         -            -            -             (255,000)        -            (255,000)
Translation adjustment                          -            -            -                -            12,000          12,000
Net income                                      -            -            -            9,956,000         -           9,956,000
                                          -----------  -----------  -----------     ------------    ----------     -----------
Balance, September 30, 1995                14,805,000    $ 148,000 $104,682,000     $(73,072,000)    $ 143,000     $31,901,000
                                          -----------  -----------  -----------     ------------    ----------     -----------
                                          -----------  -----------  -----------     ------------    ----------     -----------

See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                                                                               1995         1994         1993
                                                                                                         (Restated)   (Restated)
                                                                                                           Note 2       Note 2
OPERATING ACTIVITIES:
Net income                                                                               $  9,956,000  $  4,417,000 $  1,569,000
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Deferred income taxes                                                                  (1,212,000)     (579,000)    (584,000)
    Depreciation and amortization                                                           1,532,000     1,038,000      759,000
    Interest expense                                                                             -           84,000      310,000
    Provision for doubtful accounts receivable                                                 80,000          -          82,000
    Issuance of common stock and warrants for professional services
rendered                                                                                       92,000        38,000      125,000
    Issuance of common stock - Defined Contribution Stock
      Ownership and Deferred Compensation Plan                                                 60,000        36,000       22,000
    Warrants issued as settlement of litigation                                                  -             -          25,000
    Other                                                                                      23,000        30,000        7,000
    Changes in assets and liabilities:
      Receivables                                                                          (5,002,000)   (1,853,000)    (112,000)
      Inventories                                                                          (4,030,000)     (598,000)  (1,681,000)
      Prepaid expenses and other current assets                                                39,000       (27,000)      25,000
      Other assets                                                                           (554,000)     (275,000)    (650,000)
      Accounts payable                                                                      3,812,000       503,000    1,646,000
      Accrued expenses                                                                      1,531,000      (768,000)     727,000
Advance contract payments received                                                           (365,000)     (176,000)     315,000
      Other liabilities                                                                      (136,000)      (35,000)     (90,000)
                                                                                         ------------  ------------ ------------
      Net cash provided by operating activities                                             5,826,000     1,835,000    2,495,000
                                                                                         ------------  ------------ ------------
INVESTING ACTIVITIES:
Additions to plant and equipment                                                           (2,389,000)   (1,641,000)  (1,227,000)
Purchase of investments                                                                    (1,484,000)   (2,984,000)        -
Proceeds from maturity of investments                                                       1,500,000          -            -
                                                                                         ------------  ------------ ------------
      Net cash used in investing activities                                                (2,373,000)   (4,625,000)  (1,227,000)
                                                                                         ------------  ------------ ------------
FINANCING ACTIVITIES:
Issuance of common stock and warrants - private
  equity placements (less offering costs)                                                   9,386,000     3,804,000      (80,000)
Issuance of common stock in connection with the exercise
  of stock options and warrants                                                             1,266,000       641,000       21,000
Notes payable                                                                                 (63,000)       63,000         -
Proceeds from bank loan                                                                     1,970,000     1,015,000         -
Payment of short-term debt and related accrued interest                                    (1,385,000)   (3,419,000)        -
                                                                                         ------------  ------------ ------------
      Net cash provided by (used in) financing activities                                  11,174,000     2,104,000      (59,000)
                                                                                         ------------  ------------ ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                                              3,000        (6,000)      (3,000)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                         14,630,000      (692,000)   1,206,000
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                         1,777,000     2,789,000    1,583,000
                                                                                         ------------  ------------ ------------
  End of year                                                                            $ 16,407,000  $  2,097,000 $  2,789,000
                                                                                         ------------  ------------ ------------
                                                                                         ------------  ------------ ------------

SUPPLEMENTAL INFORMATION - Interest paid                                                 $    131,000  $  1,384,000 $     25,000
                                                                                         ------------  ------------ ------------
                                                                                         ------------  ------------ ------------

                         - Taxes paid                                                    $    577,000  $    383,000 $     60,000
                                                                                         ------------  ------------ ------------
                                                                                         ------------  ------------ ------------


See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993
-------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

     a. DESCRIPTION OF BUSINESS - Robotic Vision Systems, Inc. and subsidiaries (the "Company") is principally engaged in the development, manufacture and marketing of automated two dimensional and three dimensional vision-based systems for inspection and measurement products which have a variety of commercial and military applications.

     b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of Robotic Vision Systems, Inc. and Acuity Imaging, Inc. and subsidiaries (a wholly-owned subsidiary) ("Acuity"). All significant intercompany transactions and balances have been eliminated in consolidation.

          The consolidated financial statements of the Company have been prepared to give retroactive effect to the business combination with Acuity Imaging, Inc. and subsidiaries (Note 2) which occurred on September 20, 1995 and has been accounted for as a pooling of interests.

     c. REVENUES AND COST OF REVENUES - The Company recognizes revenue on its standard electronic inspection and measurement products upon shipment. The Company recognizes revenues and related cost of revenues associated with the long-term contracts using the percentage-of-completion method of accounting, measured by the percentage of total costs incurred in relation to total estimated costs at completion. Contract costs include material, direct labor, manufacturing overhead and other direct costs. The degree of accuracy with which the Company is able to estimate the profit to be realized on fixed-price long-term contracts is greater as the contract approaches completion; accordingly, the Company reviews its estimates periodically and records adjustments thereto as required. On firm fixed-price contracts which are in the early stages of completion, and for which estimates of profit cannot be reasonably determined, the Company utilizes the percentage-of-completion method recognizing revenue in amounts equal to costs incurred until such time that profit margins can be reasonably estimated. If a loss is anticipated on a contract, the entire amount of the estimated loss is accrued in the period in which the loss becomes known.

          Revenues are billed in accordance with the terms of each contract. The Company estimates that all of its unbilled receivables at September 30, 1995 will become billable during ensuing twelve months.

     d. CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes money market accounts and certain debt securities issued by the United States government with an original maturity of three months or less.

     e. INVESTMENTS - Investments consist of certain debt securities issued by the United States government with maturities through November 1997. The Company's intention is to hold such investments until their maturity, therefore, such investments ar recorded at their amortized cost. As of September 30, 1995, the aggregate fair value of investments maturing within one year was approximately $993,000 and the fair value of investments with maturities of longer than one year was approximately $2,020,000. The aggregate unrealized gain as of September 30, 1995 was approximately $24,000. As of September 30, 1994, the aggregate fair value of investments maturing within one year was approximately $1,478,000 and the fair value of investment with maturities of longer than one year was approximately $1,447,000. The aggregate unrealized loss as of September 30, 1994 was approximately $70,000.

     f. PLANT AND EQUIPMENT - Plant and equipment is recorded at cost less accumulated depreciation and amortization and includes the costs associated with demonstration equipment and other equipment internally developed by the Company. The cost of internally developed assets includes direct material and labor costs and applicable factory overhead. Depreciation is computed by the straight-line method over estimated lives ranging from two to eight years. Leasehold improvements are amortized over the lesser of their respective estimated useful lives or lease terms.

     g. INVENTORIES - Inventories are stated at the lower of cost (using the first-in, first-out cost flow assumption) or market.

     h. SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized in accordance with Statement of Financial Accounting Standards No. 86. Capitalized software development costs are amortized primarily over a five-year period, which is the estimated useful life of the software. Amortization begins in the period in which the related product is available for general release to customers.

     i. RESEARCH AND DEVELOPMENT COSTS - The Company charges research and development costs for Company-funded projects to operations as incurred. Research and development costs which are reimbursable under customer-funded contracts are treated as contract costs.

     j. INCOME TAXES - Deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     k. FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the Company's European subsidiary are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate for the year. The resulting translation adjustments are excluded from operations and accumulated as a separate component of stockholders' equity. Transaction gains are included in net income and totaled $4,000, $19,000 and $0 in 1995, 1994 and 1993, respectively.

     l. INCOME PER SHARE - Net income per common share is computed by dividing each year's net income by the respective weighted average number of shares of common stock outstanding during the period, after giving effect to dilutive options and warrants. The effect of options and warrants was calculated using the modified treasury stock method for the years ended September 30, 1994 and 1993.

     m. FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          a. CASH AND CASH EQUIVALENTS - The carrying amounts approximate fair value because of the short maturity of these instruments.


          b.   INVESTMENTS - Fair value equals quoted market value.

          c. RECEIVABLES - The carrying amount approximates fair value because of the short maturity of these instruments.

          d. DEBT - The carrying amounts approximate fair value because of the relatively short maturity of those instruments.

     n. RECLASSIFICATION - Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform with the 1995 presentation.

2.    ACQUISITIONS

     a.   ACUITY IMAGING, INC. AND SUBSIDIARIES

          On September 20, 1995, the Company acquired the outstanding shares of Acuity for approximately 1,448,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $31,141,000. Acuity is a developer and seller of computerized visual inspection equipment. Outstanding Acuity stock options were converted into options to purchase approximately 114,000 shares of the Company's common stock. This acquisition has been accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated to include the accounts of Acuity for all periods presented. The accompanying September 30, 1994 and 1993 consolidated financial statements include Acuity's amounts for the years ended December 31, 1994 and 1993. The accompanying consolidated financial statement for the year ended September 30, 1995 include the operations of Acuity on a common fiscal year. Acuity's net income for the period October 1, 1994 through December 31, 1994 of $255,000, included twice in the accompanying consolidated statements of income as a result of conforming fiscal years, has been included as an adjustment to consolidated accumulated deficit.

          The following is a reconciliation of certain restated amounts with amounts previously reported:
                                                    Years ended September 30,
                                                    -------------------------
                                                        1994          1993
                                                    -----------   -----------
          Revenues:
            As previously reported                  $24,613,000   $19,943,000
            Effect of Acuity pooling of interests    22,168,000    18,734,000
                                                    -----------   -----------
            As restated                             $46,781,000   $38,677,000
                                                    -----------   -----------
                                                    -----------   -----------

          Net income (loss):
            As previously reported                  $ 3,111,000   $ 1,599,000
            Effect of Acuity pooling of interests     1,306,000       (30,000)
                                                    -----------   -----------
            As restated                             $ 4,417,000   $ 1,569,000
                                                    -----------   -----------
                                                    -----------   -----------

          Net income (loss) per share:
           Primary:
            As previously reported                  $      0.24   $      0.14
            Effect of Acuity pooling of interests          0.07         (0.01)
                                                    -----------   -----------
            As restated                             $      0.31   $      0.13
                                                    -----------   -----------
                                                    -----------   -----------

          Fully diluted:
            As previously reported                  $      0.24   $      0.14
          Effect of Acuity pooling of interests            0.06         (0.01)
          As restated                               $      0.30   $      0.13
                                                    -----------   -----------
                                                    -----------   -----------

          Included in the operating results of the Company for the year ended September 30, 1995 are approximately $19,153,000 of revenues and $1,188,000 of net loss of Acuity prior to the date of acquisition (September 20, 1995).

     b.   INTERNATIONAL DATA MATRIX, INC.

          On October 23, 1995, the Company acquired the outstanding shares of International Data Matrix, Inc. ("IDM") for approximately 370,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $8,183,000. IDM is a developer and seller of computerized visual inspection equipment. This acquisition will be accounted for as a pooling of interests. Unaudited supplemental consolidated statement of income data for the years ended September 30, 1995, 1994 and 1993 is as follows:

                                                RVSI        IDM          ELIMINATIONS     COMBINED
                                                ----        ---          ------------     --------
          1995
          ----
          Revenues                          $63,644,000  $ 1,769,000     $ (153,000)    $65,260,000
           Net income (loss)                $ 9,956,000  $(1,123,000)    $      -       $ 8,833,000
           Net income (loss) per share:
             Primary                        $      0.63                                 $      0.55
             Fully diluted                  $      0.61                                 $      0.53

          1994
          ----
          Revenues                          $46,781,000  $ 1,114,000     $  (56,000)    $47,839,000
          Net income (loss)                 $ 4,417,000  $  (736,000)    $      -       $ 3,681,000
          Net income (loss) per share:
            Primary                         $      0.31                                 $      0.25
            Fully diluted                   $      0.30                                 $      0.25

          1993
          ----
          Revenues                          $38,677,000  $   963,000     $      -       $39,640,000
          Net income (loss)                   1,569,000  $  (408,000)    $      -       $ 1,161,000
           Net income (loss) per share:
             Primary                        $      0.13                                 $      0.10
             Fully diluted                  $      0.13                                 $      0.10


     c.   MERGER OF ACUITY (FORMERLY AUTOMATIX INCORPORATED) WITH ITRAN CORP.

          On January 26, 1994, Acuity (formerly Automatix Incorporated ["Automatix"]) merged with Itran Corp. ("Itran") in a tax-free exchange of approximately 1,483,000 registered shares of Automatix common stock for substantially all of Itran's outstanding common and preferred stock. Itran was a developer and seller of computerized visual inspection equipment. Automatix was the surviving corporation and, simultaneiously with the merger, changed its name to Acuity Imaging, Inc. Outstanding Itran stock options were converted into options to purchase approximately 162,000 shares of Acuity's common stock. The merger has been accounted for as a pooling of interests. Expenses of approximatly $1,091,000 were incurred related to merger.

3.    RECEIVABLES


      Receivables at September 30, 1995 and 1994 consisted of the following:

                                            1995         1994
                                            ----         ----
      Billed accounts receivable        $10,880,000   $6,597,000
      Unbilled accounts receivable        1,298,000      702,000
                                        -----------   ----------
      Total                              12,178,000    7,299,000
      Less allowance for doubtful
        accounts receivable                 294,000      282,000
                                        -----------   ----------

      Receivables - net                 $11,884,000   $7,017,000
                                        -----------   ----------
                                        -----------   ----------

     Unbilled receivables primarily relate to sales recorded on standard products which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is probable.

4.   INVENTORIES

     Inventories at September 30, 1995 and 1994 consisted of the following:

                                                 1995        1994
      Raw materials                           $1,960,000  $  945,000
      Work-in-process                          5,515,000   2,904,000
      Finished goods                             409,000     325,000
      Field engineering parts and components     190,000     125,000
                                              ----------   ---------
      Total                                   $8,074,000  $4,299,000
                                              ----------   ---------
                                              ----------   ---------
5.   INCOME TAXES

     The benefit from income taxes for the fiscal years ended September 30, 1995, 1994 and 1993 consisted of the following:
                                           1995         1994          1993
                                           ----         ----          ----
   Current:
     Federal                         $  3,676,000    $1,377,000   $   676,000
     State                                677,000       264,000       214,000
     Utilization of net operating
       loss carryforwards              (3,790,000)   (1,353,000)     (704,000)
                                     ------------    ----------   -----------
                                          563,000       288,000       186,000
                                     ------------    ----------   -----------
   Deferred:
     Federal                            1,983,000       891,000         -
     State                                371,000       108,000         -
     Adjustment of valuation
       allowance                       (3,566,000)   (1,578,000)     (584,000)
                                     ------------    ----------   -----------
                                       (1,212,000)     (579,000)     (584,000)
                                     ------------    ----------   -----------
     Total                           $   (649,000)   $ (291,000)  $  (398,000)
                                     ------------    ----------   -----------
                                     ------------    ----------   -----------

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") during fiscal 1993. The adoption of SFAS 109 was made as of the beginning of the fiscal year on a prospective basis. This accounting change had no effect on the Company's financial statements as of the date of adoption. However, the adoption of SFAS 109 resulted in an increase in the income tax benefit recognized in fiscal 1993 and, therefore, an increase in net income of $584,000 ($0.04 per common share for both primary and fully diluted).

     The adjustments of the valuation allowance during fiscal 1995, 1994 and 1993 emanate from the Company's profitable operations during those years and the extent to which the Company can substantiate projected future earnings. The deferred tax assets as of September 30, 1995 and 1994 are equivalent to the benefit to be derived from net operating loss carryforwards that were expected to be utilized to offset future taxable income projected as of the respective balance sheet dates. The deferred tax assets at September 30, 1995 and 1994 have been limited to the benefit to be derived from projected future income, primarily due to the Company's limited history of earnings and its projected future profitability currently being primarily dependent on one existing product line.

     A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the years ended September 30, 1995, 1994 and 1993 is as follows:

                                            1995       1994      1993
                                           ------     ------    ------

   U.S. Federal statutory rate              34.0%      34.0%     34.0%
   Increases (reductions) due to:
   State taxes - net of Federal
     tax benefit                             4.8        5.0       7.4
   Utilization of net operating
     loss carryforwards                    (37.8)     (32.0)    (33.4)
   Anticipated future utilization of
     net operating loss carryforwards      (13.0)     (14.1)    (49.9)
   Nondeductible merger expenses             -          -         7.2
   Net operating loss not producing
     current tax benefits                    4.3        -          -
   Other - net                                .7        -          .7
                                           ------    ------    -------

   Total                                    (7.0%)    (7.1%)    (34.0%)
                                           ------    ------    -------
                                           ------    ------    -------

     The net deferred tax asset at September 30, 1995, 1994 and 1993 is comprised of the following:

   Deferred Tax Assets
   (Liabilities)                        1995          1994         1993
   -------------------              -----------   -----------  -----------

   Net operating loss
     carryforwards                  $ 8,675,000   $11,418,000  $12,938,000
   Tax credit carryforwards           1,671,000     1,092,000      785,000
   Accrued liabilities                1,030,000       747,000      796,000
   Inventories                          524,000       460,000      423,000
   Property and equipment              (114,000)       52,000      198,000
   Receivables                          137,000       130,000      111,000
                                    -----------   -----------  -----------
                                     11,923,000    13,899,000   15,251,000
   Less valuation allowance          (9,548,000)  (12,736,000) (14,667,000)
                                    -----------   -----------  -----------
   Total                            $ 2,375,000    $1,163,000  $   584,000
                                    -----------   -----------  -----------
                                    -----------   -----------  -----------

     As of September 30, 1995, Robotic Vision Systems, Inc. ("RVSI") had
     Federal net operating loss carryforwards of approximately $11,997,000.
     Such loss carryforwards expire in the fiscal years 2001 through 2007. Additionally, RVSI had Federal income tax credits of approximately $847,000 and state income tax credits of approximately $499,000. The utilization of the carryforwards to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods.

     As of September 30, 1995, Acuity had Federal net operating loss carryforwards of approximately $11,851,000 and foreign net operating loss carryforwards relating to its United Kingdom subsidiary of approximately $349,000. Such loss carryforwards expire in the fiscal years 1996 through 2010. In addition, Acuity has available approximately $325,000 of unused investment tax credits. Because of the changes in ownership, as defined in the Internal Revenue Code, which occurred in January 1994 and September 1995 (Note 2), certain of the net operating loss carryforwards and credits are subject to annual limitations.


6.   PLANT AND EQUIPMENT

     Plant and equipment at September 30, 1995 and 1994 consisted of the following:

                                                      1995        1994

      Machinery and equipment                     $2,043,000  $1,863,000
      Furniture, fixtures and other equipment      2,136,000   1,165,000
      Demonstration equipment                      2,633,000   1,875,000
      Leasehold improvements                         457,000     274,000
                                                  ----------  ----------
      Total                                        7,269,000   5,177,000
      Less accumulated depreciation and
        amortization                               3,270,000   2,381,000
                                                  ----------  ----------

      Plant and equipment - net                   $3,999,000  $2,796,000
                                                  ----------  ----------
                                                  ----------  ----------

7.   OTHER ASSETS

     Other assets at September 30, 1995 and 1994 consisted of the following:

                                                    1995          1994
                                                    ----          ----
      Software development costs, net of
        accumulated amortization of
        $738,000 and $413,000, respectively     $ 1,274,000   $ 1,064,000
      Other                                         132,000       115,000
                                                -----------   -----------

      Total                                     $ 1,406,000   $ 1,179,000
                                                -----------   -----------
                                                -----------   -----------

     Certain software development costs totaling $535,000 and $433,000 have been capitalized during the fiscal years ended September 30, 1995 and 1994, respectively. Amortization expense relating to software development costs for 1995, 1994 and 1993 was $325,000, $239,000 and $137,000, respectively.


8.   ACCRUED EXPENSES

     Accrued expenses at September 30, 1995 and 1994 consisted of the following:

                                                        1995          1994
                                                        ----          ----
      Accrued wages and related employee benefits   $ 1,577,000  $ 1,556,000
      Accrued sales commissions                       1,815,000      539,000
      Accrued warranty and other product
        related costs                                   675,000      575,000
      Other                                           1,029,000    1,164,000
                                                    -----------  -----------

      Total                                        $  5,096,000  $ 3,834,000
                                                    -----------  -----------
                                                    -----------  -----------
9.   LOAN PAYABLE

     In March 1995, Acuity obtained a revolving line of credit that provided for borrowings up to the lesser of $3,500,000 or 80 percent of eligible accounts receivable, as defined, plus 50 percent of unpledged domestic cash and cash equivalents. Interest was payable monthly at a rate of prime plus .5 percent. Borrowings under the line were secured by substantially all assets of Acuity. The agreement required, among other covenants, that Acuity maintain minimum levels of profitability, current ratio, net worth and limits the levels of leverage.

     After the merger with RVSI, the line of credit balance of $1,375,000 was repaid with the proceeds from a 90-day note payable from a new bank, guaranteed by RVSI. The note is collateralized by certain investments and cash equivalents of RVSI. The note has a maturity date of December 28, 1995. At September 30, 1995, the outstanding balance under the note was $1,385,000, bearing interest at 8.25 percent.

10.  EMPLOYEE BENEFIT PLANS

     DEFINED BENEFIT PLAN - The Company has a noncontributory pension plan for employees who meet certain minimum eligibility requirements. The level of retirement benefit is based on a formula which considers both employee compensation and length of credited service.

     Plan assets are invested in pooled bank investment accounts, and the fair value of such assets is based on the quoted market prices of underlying securities in such accounts. The Company funds pension plan costs based on minimum and maximum funding criteria as determined by independent actuarial consultants.

     The components of net pension cost for the fiscal years ended September 30, 1995, 1994 and 1993 are summarized as follows:


                                                                 1995           1994           1993
                                                                 ----           ----           ----
     Service cost - benefits earned during the period      $   158,000       $143,000       $ 91,000
     Interest on projected benefit obligations                  83,000         62,000         49,000
     Estimated return on plan assets                           (56,000)       (52,000)       (43,000)
     Other - amortization of actuarial gains and
       net transition asset                                    (20,000)       (30,000)       (32,000)
                                                               --------      ---------       --------
     Net pension cost                                         $165,000       $123,000        $65,000
                                                               --------      ---------       --------
                                                               --------      ---------       --------



     The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 30, 1995 and 1994 is as follows:
                                                             1995       1994
                                                             ----       ----
     Fair value of plan assets                            $ 810,000  $ 724,000
                                                          ---------  ---------
     Actuarial present value of benefit obligation:
     Accumulated benefit obligation, including
       vested benefits of $754,000 and $636,000 in
       1995 and 1994, respectively                          933,000    790,000
     Effect of projected compensation increases             340,000    226,000
                                                          ---------  ---------
     Projected benefit obligation for services
       rendered to date                                   1,273,000  1,016,000
                                                          ---------  ---------
     Projected benefit obligation in excess of plan
       assets                                              (463,000)  (292,000)
     Unrecognized net loss                                  217,000     67,000
     Remaining unrecognized net transition asset being
       amortized over 11 years                              (86,000)  (122,000)
     Unrecognized prior service costs                        34,000     40,000
                                                          ---------  ---------
     Accrued pension cost                                 $(298,000) $(307,000)
                                                          ---------  ---------
                                                          ---------  ---------
     Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                             1995       1994
                                             ----       ----
     Discount rate                           8.00%      7.50%
     Rate of compensation increase           4.00%      4.00%
     Expected long-term rate of
       return on assets                      8.25%      8.25%

     DEFINED CONTRIBUTION STOCK OWNERSHIP AND DEFERRED COMPENSATION PLAN -- The Company has a defined contribution plan for all eligible employees, as defined by the Plan. The Plan provides for employee cash contributions ranging from two to ten percent of compensation and matching employer contributions of Company stock at a rate of 25 percent of an employee's contribution, limited to a maximum of six percent of a participant's compensation. The Plan also provides for additional employer contributions of Company stock at the discretion of the Company's Board of Directors.
     The Company incurred $83,000, $60,000 and $36,000 for employer contributions to the Plan in 1995, 1994 and 1993, respectively. In 1995, 1994 and 1993, the Company issued 12,000, 9,000 and 16,000 shares, respectively, of its common stock to the Plan related to its prior year contribution.

     STOCK APPRECIATION RIGHTS - During fiscal 1992, the Company entered into a stock appreciation rights agreement with its President. Under the terms of the agreement, the President will receive a cash payment equal to the appreciation in the market value of a fixed number of shares of the Company's common stock if certain conditions are met.

     The Company records the compensation expense related to this agreement at the date that the amount of payment to be made can be reasonably estimated. The Company recorded compensation expense of $90,000 and $85,000 related to this agreement during fiscal 1995 and 1994, respectively. No compensation expense was recorded relating to this agreement during fiscal 1993. No additional compensation may be earned under this agreement.

11.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Company has entered into operating lease agreements for equipment, manufacturing and office facilities. The minimum noncancelable scheduled rentals under these agreements are as follows:

      Year Ending September 30:
      ------------------------
                                     Building     Equipment    Total

            1996                  $  835,000     $ 99,000  $  934,000
            1997                     793,000       87,000     880,000
            1998                     791,000       54,000     845,000
            1999                     817,000       20,000     837,000
            2000                     705,000        4,000     709,000
            Thereafter               341,000         -        341,000
                                  ----------     --------  ----------
               Total              $4,282,000     $264,000  $4,546,000
                                  ----------     --------  ----------
                                  ----------     --------  ----------

     Rent expense for 1995, 1994 and 1993 was $696,000, $686,000 and $632,000,
     respectively.

     LITIGATION - During fiscal 1992, the Company instituted an action against Cybo Systems, Inc. ("Cybo"), alleging that Cybo breached certain agreements between the parties with respect to the sale by the Company to Cybo of all of the assets of its welding and cutting systems business.

     In response to the action brought by the Company, Cybo asserted claims against the Company alleging, among other things, breach of contract and warranties, fraud, bad faith, trespass and conversion. Cybo is seeking aggregate damages in excess of $10,000,000. The Company believes that Cybo's claims are without merit and plans to defend against them vigorously. The Company's management, after discussion with legal counsel, believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's consolidated financial position or results of operations.

     UNITED STATES GOVERNMENT CONTRACTS - Certain of the Company's contracts are subject to audit by applicable United States governmental agencies. Until such audits are completed, the ultimate profit on these contracts cannot be finally determined; however, in the opinion of management, the final contract settlements will not have a material adverse effect on the Company's consolidated financial position or results of operations.

12.  STOCKHOLDERS' EQUITY

     PRIVATE EQUITY PLACEMENTS - During fiscal 1995, the Company entered into an agreement with a group of investors. Under the agreement, the Company received approximately $9,386,000, after expenses, in exchange for the issuance of 1,110,000 shares of the Company's common stock. The Company also issued warrants exerciseable through June 2000 to purchase approximately 68,000 shares of the Company's common stock at exercise prices ranging from $8.75 to $9.00 per share.

     During fiscal 1994, the Company entered into an agreement with a group of investors. Under the agreement the Company received approximately $3,804,000, after expenses, in exchange for the issuance of 1,360,000 shares of the Company's common stock. The Company also issued warrants exerciseable through December 1999 to purchase 51,000 shares of the Company's common stock at an exercise price of $3.75 per share.

     WARRANTS ISSUED FOR SERVICES RENDERED - During fiscal 1995, the Company issued warrants under certain agreements granting the holders thereof the right through July 1999 to purchase up to approximately 82,000 shares of the Company's common stock at exercise prices ranging from $5.81 to $23.38 per share as compensation for professional services rendered. The Company recorded an expense of approximately $92,000 related to the issuance of such warrants.

     During fiscal 1994, the Company issued warrants for the purchase of 30,000 shares of the Company's common stock at an exercise price of $4.69 per share as compensation for professional services rendered. The Company recorded an expense of approximately $38,000 related to the issuance of such warrants.

     During fiscal 1993, the Company issued warrants under certain agreements granting the holders thereof the right through June 1998 to purchase up to approximately 227,000 shares of the Company's common stock at exercise prices ranging from $0.88 to $3.00 per share as compensation for professional services rendered. The Company recorded an expense of approximately $125,000 related to the issuance of such warrants.

     WARRANT ISSUED IN SETTLEMENT OF LITIGATION - During fiscal 1993, the Company issued warrants in connection with the settlement of a lawsuit to purchase up to 25,000 shares of the Company's common stock at an exercise price of $4.37 per share. The expiration date of such warrants is November 1, 1996. The Company recorded an expense of approximately $25,000 related to the issuance of such warrants.

     WARRANTS EXERCISED - During fiscal 1995, the Company received approximately $492,000 in connection with the issuance of approximately 324,000 shares of its common stock upon the exercise of warrants to purchase such shares at prices ranging between $1.00 and $4.38 per share.

     During fiscal 1994, the Company received approximately $270,000 in connection with the issuance of approximately 243,000 shares of its common stock upon the exercise of warrants to purchase such shares at prices between $0.88 and $4.38 per share.

     WARRANTS OUTSTANDING - As of September 30, 1995, there were warrants outstanding to purchase approximately 1,198,000 shares of the Company's common stock with exercise prices ranging between $1.00 and $23.38 per share.

     STOCK OPTION PLANS - The Company has four stock option plans (the 1977, 1982, 1987 and 1991 plans) which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors' Stock Option Committee (the "Committee"). With respect to the 1977 and 1987 plans, option prices may not be less than the fair market value at date of grant. Any excess of the fair market value of shares under option at the date of grant over the exercise price is charged to operations over the period in which the stock options vest. All options issued by the Company to date have exercise prices which were equal to market value of the Company's common stock at the date of grant. No new options may be granted under the 1977 and 1982 plans.

     The following table sets forth summarized information concerning the Company's stock options:

                                                                           Number of       Exercise
                                                                            Shares        Price Range
                                                                          ----------    ---------------
     Options outstanding for shares of common stock at October 1, 1992     1,475,862    $0.53 -   $38.72
     Granted                                                                 471,486     0.88 -     9.29
     Canceled or expired                                                    (111,472)    0.53 -    17.43
     Exercised                                                               (21,528)    0.53 -     1.44
                                                                           ---------     ---------------
     Options outstanding for shares of common stock at September 30, 1993  1,814,348     0.53 -    38.72
     Granted                                                                 305,074     3.63 -    15.06
     Canceled or expired                                                     (32,285)    0.53 -    21.51
     Exercised                                                              (335,982)    0.53 -    17.43
                                                                           ---------     ---------------
     Options outstanding for shares of common stock at September 30, 1994  1,751,155     0.53 -    38.72
     Granted                                                                 246,699     4.25 -    22.50
     Canceled or expired                                                     (52,924)    0.53 -    17.43
     Exercised                                                              (380,574)    0.53 -    17.43
                                                                           ---------     ---------------
     Options outstanding for shares of common stock at September 30, 1995  1,564,356    $0.53 -   $38.72
                                                                           ---------    ----------------
                                                                           ---------    ----------------
     Options exercisable at September 30, 1995                               888,492
                                                                           ---------
                                                                           ---------
   Shares reserved for issuance at September 30, 1995                      2,140,021
                                                                           ---------
                                                                           ---------


13.  SEGMENT AND PRINCIPAL CUSTOMER INFORMATION

     For the purposes of segment reporting, management considers the Company to operate in one industry, the machine vision industry.

     During 1995, revenues from a single customer represented 16 percent of total revenues. No other customer accounted for more than 10 percent of total revenues for fiscal 1995, 1994 and 1993.

     Foreign export sales accounted for 64 percent, 42 percent and 51 percent of the Company's revenues in fiscal 1995, 1994 and 1993, respectively.

     The Company's domestic and foreign export sales during the years ended September 30, 1995, 1994 and 1993 are set forth below:

                                   1995            1994         1993
                                   ----            ----         ----
   North America               $22,653,000     $27,238,000  $19,014,000
   Asia/Pacific Rim             33,957,000      17,300,000   15,506,000
   Europe                        7,034,000       2,243,000    4,157,000
                               -----------     -----------  -----------
   Total                       $63,644,000     $46,781,000  $38,677,000
                               -----------     -----------  -----------
                               -----------     -----------  -----------


14.  SUBSEQUENT EVENT

     On November 20, 1995, the Company obtained a revolving line of credit from a bank that provides for maximum borrowing of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and will bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company will pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends.


                                  * * * * * * *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the village of Hauppauge, State of New York, on the 27th day of December, 1995.

                                                  ROBOTIC VISION SYSTEMS, INC.



                                                  By:  /s/ PAT V. COSTA
                                                     ---------------------------
                                                      Pat V. Costa, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Capacity                            Date
----------                --------                            ----

/s/ PAT V. COSTA          Chairman of the Board,              December 27, 1995
----------------          President and Director
Pat V. Costa              (Principal Executive Officer)

/s/ ROBERT H. WALKER      Executive Vice President            December 27, 1995
--------------------      Secretary/Treasurer and
Robert H. Walker          Director (Principal
                          Financial Officer)

/s/ HOWARD STERN          Senior Vice President               December 27, 1995
----------------          and Director
Howard Stern


/s/ JAY M. HAFT           Director                            December 27, 1995
---------------
Jay M. Haft
(By Ira Roxland,
Attorney in-fact)

/s/ OFER GNEEZY           Director                            December 27, 1995
---------------
Ofer Gneezy


-------------------       Director
Donald J. Kramer


-------------------       Director
Donald F. Domnick


-------------------       Director
Mark J. Lerner


-------------------       Director
Frank A. DiPietro