Form 10-K/A
period 1995-09-30
ROBOTIC VISION SYSTEMS INC
filed 1996-01-29
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    ---------
                                    FORM 10-K/A-1
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange on which
           Title of each class                         registered
           -------------------               ------------------------------

                  None
-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes    No
                                       ---   ---
                              ----------------------
     The number of shares outstanding of the Registrant's common stock is
16,114,124 (as of  1/24/96   ).

     The aggregate market value of the voting stock held by nonaffiliates of
the Registrant is $297,226,994 (as of   1/24/96   ).

                       DOCUMENTS INCORPORATED BY REFERENCE

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information concerning each of the directors and executive officers of Robotic Vision Systems, Inc. ("RVSI" or the "Company").

                                DIRECTOR
NAME                    AGE     SINCE       POSITIONS AND OFFICES
----                    ---     --------    ---------------------
Pat V. Costa             52      1984        Chairman of the Board,
                                             President, Chief
                                             Executive Officer

Frank A. DiPietro        69      1992        Director

Donald F. Domnick        74      1988        Director

Jay M. Haft              60      1977        Director

Donald J. Kramer         63      1995        Director

Mark J. Lerner           43      1994        Director

Ofer Gneezy              44      1995        Director

Howard Stern             58      1981        Senior Vice President
                                             and Director

Robert H. Walker         60      1990        Executive Vice President,
                                             Secretary, Treasurer and
                                             Director

Steven J. Bilodeau       37       -          President,  RVSI  Electronics Division

Earl H. Rideout          49       -          Vice President

William E. Yonescu       53       -          Vice President


      PAT V. COSTA has served as President, Chief Executive Officer and Chairman of RVSI's Board of Directors (the "RVSI Board") since July 1984. Prior thereto and from 1977, Mr. Costa was employed by GCA Corporation, most
recently  in  the capacity of Executive Vice President.   GCA  is engaged  in
the manufacturing of various electronic instrumentation equipment and systems.

     FRANK A. DIPIETRO began his career with General Motors Corporation ("GM") in 1944. During his forty-six year career with GM, he was actively involved in automobile assembly and manufacturing engineering systems. He retired in 1990 and continues as a consultant in laser systems in several industries. At the time of his retirement, Mr. DiPietro held the position of Director of Manufacturing Engineering, Chevrolet-Pontiac-Canada Car Group, for GM.

      DONALD F. DOMNICK served as Vice President of Caterpillar, Inc. from 1977 through 1985. Mr. Domnick, who has been retired since 1985, is also a fellow of the Society of Manufacturing Engineers, is a Director of Midstate College in Peoria, Illinois and is on the Board of Advisors of St. Francis Medical Center.

      OFER GNEEZY has been since September 1995, when Acuity Imaging, Inc. ("Acuity") merged with a wholly-owned subsidiary of the Company, an officer of Acuity. Prior to the Acuity merger, Mr. Gneezy was President and a Director of Acuity from January 1994 to September 1995, Chief Executive Officer of Automatix Incorporated, the predecessor of Acuity, from September 1990 to January 1994, and Treasurer of Automatix from March 1991 to January 1992. Mr. Gneezy's employment with Automatix dates back to January 1980.

      JAY M. HAFT has been interim Chief Executive Officer of Noise Cancellation Technologies Inc., a noise attenuation and vibration control company ("NCT"), since November 1994. Since January 1994, Mr. Haft has been of Counsel to the law firms of Ruden, McClosky, Smith, Schuster & Russell, P.A. in Fort Lauderdale, Florida and Parker Duryee Rosoff & Haft, RVSI's counsel, in New York, New York. Prior thereto, Mr. Haft was a partner of Parker Duryee Rosoff & Haft from September 1991 through December 1994 and a partner in the New York law firm of Rivkin, Radler, Dunne & Bayh from 1988 to August 1991. Mr. Haft currently serves as a member of the Board of Directors of NCT, Extech, Inc., a hotel management company, CAS Medical Systems, a medical devices company, Nova Technologies, Inc., a patient care equipment company, Viragen, Inc., a proprietary drug company, and Oryx Technology Corporation, a materials sciences company.

      DONALD J. KRAMER, prior to the Acuity merger, was Chairman of the Board of Directors of Acuity from January 1994 to September 1995. Mr. Kramer served as a Director of Itran Corp. from 1982 until its merger with Automatix in January 1994. Mr. Kramer has been a private consultant and special limited partner of TA Associates, a private equity capital firm located in Boston, Massachusetts, since January 1990. For the previous five years, Mr. Kramer was a general partner of TA Associates. Mr. Kramer is also a director of Varitronic Systems, Inc. and several privately held companies.

     MARK J. LERNER has been President of Morgen, Evan & Company, Inc., an investment banking firm which focuses on Japanese-U.S. transactions, since 1992. Prior thereto and from 1990, he was a managing director at Chase Manhattan Bank where he headed the Japan corporate finance group. From 1982 to 1990 Mr. Lerner worked in the Investment Banking Division of Merrill Lynch as head of its Japan Group, coordinating its New York-based Japanese activities with professionals in Tokyo and London.

     HOWARD STERN has been Senior Vice President and Technical Director of the Company since December 1984. Prior thereto and from 1981, he was Vice President of the Company.

      ROBERT H. WALKER is and has been Executive Vice President and Secretary-Treasurer of the Company since December 1986. Prior thereto and from December 1984 he was Senior Vice President of the Company. From 1983 to 1985 he also served as Treasurer. Mr. Walker is also a Director of Tel Instrument Electronics Corporation, a publicly-owned company.

      STEVEN J. BILODEAU is and since October 1995 has been President, RVSI Electronics Division. Prior thereto and from December 1986, he was Executive Vice President of the Company. Between April 1985 and December 1986, he served the Company in various capacities, most recently as Vice President of Operations.

     EARL H. RIDEOUT is and since February 1989 has been Vice President of the Electronics Group for the Company. Prior thereto and from 1986 he was Executive Vice President of Vitronics Corporation, a firm engaged in the manufacture and distribution of solder reflow ovens for the electronics industry. From 1984 to 1986 he was President and Chief Operating Officer of Testamatic Corporation, a manufacturer of bare board test equipment.

      WILLIAM E. YONESCU is and since June 1991 has been Vice President for New Product Development of the Company. Prior thereto and from March 1984, he was Research and Development Manager of the Company.

      As long as it is the beneficial owner of at least 5% of the Company's issued and outstanding Common Stock, GM has the right to designate a representative for nomination to serve on the RVSI Board. GM has not yet designated such a representative for the current year.

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the RVSI Board to hold office until the first meeting of the RVSI Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended September 30, 1995, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Mr. Lerner was not timely in his filing of two monthly reports of one transaction per report.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

      Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended September 30, 1995, 1994 and 1993 by its Chief Executive Officer and each of its four most highly compensated executive officers whose compensation exceeded $100,000 during its fiscal year ended September 30, 1995 (collectively, the "Named Officers").


                           SUMMARY COMPENSATION TABLE

                                                              LONG  TERM COMPENSATION
                                                              ------------------------------------
                                  ANNUAL COMPENSATION                  AWARDS             PAYOUTS
                               ----------------------------   -----------------------    ---------
NAME AND                                        OTHER         RESTRICTED                 LONG TERM      ALL
PRINCIPAL             FISCAL                    ANNUAL        STOCK         NUMBER OF    INCENTIVE      OTHER
POSITION              YEAR     SALARY   BONUS   COMPENSATION  AWARDS        OPTIONS      PAYOUTS        COMPENSATION
---------------------------------------------------------------------------------------------------------------------
Pat V Costa           1995    $180,494  $55,300     -           -              -            -        $177,250(1)(2)
 Chief Execu-         1994    $176,702  $36,000     -           -              -            -        $ 52,310(1)(2)
 tive Officer         1993    $169,218     -        -           -           100,000         -        $ 52,262(1)(2)

Steven J. Bilodeau    1995    $142,312  $45,000     -           -              -            -        $  2,250(2)
 Executive            1994    $139,260  $31,000     -           -              -            -        $  2,686(2)
 Vice President       1993    $133,426  $ 6,000     -           -            50,000         -        $  2,096(2)


Earl H. Rideout       1995    $124,080  $19,000     -           -              -            -        $    751(2)
 Vice President       1994    $112,127  $13,500     -           -              -            -              -
                      1993    $112,550     -        -           -            25,000         -              -

Howard Stern          1995    $120,322  $33,500     -           -              -            -         $  2,250(2)
 Senior Vice          1994    $117,787  $26,000     -           -              -            -         $  2,347(2)
 President            1993    $112,805     -        -           -            45,000         -         $  1,699(2)

Robert H. Walker      1995    $116,165  $36,000     -           -              -            -         $  2,250(2)
 Executive Vice       1994    $111,715  $26,000     -           -              -            -         $  1,785(2)
 President            1993    $102,082  $ 4,000     -           -            41,113         -         $  1,598(2)

----------------

(1) During fiscal 1992, the Company entered into a Stock Appreciation Rights Agreement with Mr. Costa. Under the terms of this agreement,
Mr. Costa would receive a cash payment based on the appreciation in the market value of the Company's Common Stock. The maximum cash payments which could be made under this agreement were $50,000 for each of the fiscal years ended September 30, 1993 and 1994, $75,000 for fiscal year ended September 30, 1995 and $100,00 for fiscal year ending September
30, 1996, provided however, that the timing of these payments could have been accelerated by the RVSI Board. Payments of $50,000 were made to Mr. Costa for each of the years ended September 30, 1993 and 1994, and payments for the year ended September 30, 1995 and the year ending
September 30, 1996, which aggregated $175,000, were made during fiscal 1995. No further payments will be made against this agreement.
(2)   Represents accrued and vested payments under the Company's Stock
Ownership Plan.   For Mr. Costa, this amount equaled $2,262, $2,310
and $2,250 for the fiscal years ended September 30, 1993, 1994 and 1995, respectively.

     Set forth below is further information with respect to the unexercised options to purchase the Company's Common Stock under the Company's 1987 and 1991 stock option plans:


            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION VALUES


                      NUMBER OF                                                        VALUE OF UNEXERCISED
                      SHARES                         NUMBER OF UNEXERCISED             IN-THE-MONEY OPTIONS
                      ACQUIRED                   OPTIONS AT SEPTEMBER 30, 1995         AT SEPTEMBER 30, 1995
                      ON            VALUE       -------------------------------     ----------------------------
NAME                  EXERCISE      REALIZED    EXERCISABLE       UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------
Pat V. Costa          34,601        $315,602      295,326            50,000         $6,466,532      $1,019,750

Steven J. Bilodeau    51,000        $507,375       71,000            25,000         $1,531,757      $  511,400

Earl H. Rideout       20,000        $182,500       25,494            22,500         $  545,462      $  479,725

Howard Stern          25,000        $224,828      103,330            22,500         $2,257,933      $  461,175

Robert H. Walker      25,000        $228,125       64,636            20,557         $1,400,894      $  422,140


                           PENSION BENEFITS


                                     YEARS OF SERVICE
                        ----------------------------------------------
          REMUNERATION    15         20        25          30      35
          ------------  -------   -------   -------   -------   -------
          $100,000......$20,467   $27,289   $34,112   $34,112   $34,112

          $125,000......$26,167   $34,889   $43,612   $43,612   $43,612

          $150,000......$31,867   $42,489   $53,112   $53,112   $53,112

          $175,000......$31,867   $42,489   $53,112   $53,112   $53,112

          $200,000......$31,867   $42,489   $53,112   $53,112   $53,112

          $225,000......$31,867   $42,489   $53,112   $53,112   $53,112

          $250,000......$31,867   $42,489   $53,112   $53,112   $53,112

          $300,000......$31,867   $42,489   $53,112   $53,112   $53,112

          $400,000......$31,867   $42,489   $53,112   $53,112   $53,112

          $500,000......$31,867   $42,489   $53,112   $53,112   $53,112


      The above table sets forth the estimated annual plan benefits payable upon retirement in 1996 at age sixty-five after fifteen, twenty, twenty-five, thirty, and thirty-five years of credited service to the Company.

      The amount of compensation covered by the pension plan is determined in accordance with the rules established by the Internal Revenue Service and includes all dollar items shown on the Summary
Compensation   Table  with  the  exception  of  401(k)   contributions.
Effective with the fiscal year ended September 30, 1995, for purposes of calculating the pension benefit, earnings are limited to $150,000, as adjusted for any cost of living increases authorized by the Internal Revenue Code of 1986, as amended.

      At September 30, 1995, Mr. Costa had eleven years, Mr. Bilodeau had eleven years, Mr. Rideout had seven years, Mr. Stern had twenty-four years and Mr. Walker had twelve years of credited service with the Company.

      A participant in the pension plan will receive retirement income based on 23% of his final average salary up to his applicable Social Security covered compensation level plus 38% of any excess, reduced proportionately for less than twenty-five years of credited service at normal retirement at age 65, subject to the $150,000 limit described above. Final average salary is defined in the pension plan as the average of a participant's total compensation during the five consecutive calendar years in the ten calendar year period prior to his normal retirement date which produces the highest average. A participant is 100% vested in his accrued pension benefit after five years of service as defined in the pension plan.

EMPLOYEE AGREEMENTS

     Mr. Pat Costa is employed as Chief Executive Officer and President of the Company under an indefinite term agreement which currently provides for an annual base salary of $235,000. Pursuant to the terms of his employment agreement, Mr. Costa has been granted certain rights in the event of the termination of his employment or a change in control of the Company. Specifically, in the event of termination for any reason other than for cause and other than voluntarily, Mr. Costa will be entitled to the continuance of salary and certain fringe benefits for a period of twelve months and may exercise all outstanding stock options which are exercisable during the twelve month period succeeding termination at any time within such twelve month period. In the event of the occurrence of a change in control of the Company (as defined in his employment agreement) and, further, in the event that Mr. Costa is not serving in the positions of Chief Executive Officer, President and Chairman of the Company (other than for cause) within one year thereafter, Mr. Costa will be entitled to exercise all outstanding stock options, regardless of when otherwise exercisable, during the six month period following the termination date of his employment.

      The Company has also granted certain rights in the event of termination of employment to Messrs. Bilodeau, Rideout, Stern, Walker and
Yonescu.   Specifically, in the event of  involuntary  termination other  than for cause, each officer will be given a termination package which provides for three months severance pay and continued benefits, with the exception of Mr. Rideout whose employment agreement allows for six months severance. In addition, the Company has agreed to provide a maximum of one hundred days' advance written notice to Messrs. Bilodeau, Stern and Walker in the event the Company should desire to terminate their employment other than for cause. In such event, each such officer shall be entitled to exercise all outstanding stock options, regardless of when otherwise exercisable, during a specified period following such termination.

DIRECTOR'S COMPENSATION

      During the fiscal year ended September 30, 1995, directors who were not otherwise employees of the Company were compensated at the rate of $1500 for attendance at each meeting of the RVSI Board or any committee thereof; $750 for attendance at any second meeting held during the same day and $200 for participation at a telephonic meeting or execution of a consent in lieu of a meeting.

REPORT ON EXECUTIVE COMPENSATION

     RVSI does not have a compensation committee charged with reviewing and recommending to the RVSI Board compensation programs for the Company's executive officers. These functions are performed by the RVSI Board as a whole.

     COMPENSATION PHILOSOPHY


     RVSI believes that executive compensation should:

     - provide motivation to achieve strategic goals by tying executive compensation to Company performance, as well as affording recognition of individual performance,
     - provide compensation reasonably comparable to that offered by other high-technology companies in a similar industry, and
     - align the interests of executive officers with the long-term interests of the Company's stockholders through the award of equity purchase opportunities.

      RVSI's compensation plan is designed to encourage and balance the attainment of short term operational goals, as well as the implementation and realization of long term strategic initiatives. As greater responsibilities are assumed by an executive officer, a larger portion of compensation is "at risk".

      This philosophy is intended to apply to all management, including RVSI's Chief Executive Officer, Pat V. Costa.


     COMPENSATION PROGRAM

      RVSI's executive compensation program has three major components: base salary, short-term incentive bonus payments and long-term equity incentives.

      Compensation packages offered to executive officers are based primarily on the recommendations of nationally recognized compensation and benefits consulting firms hired by the Company. The Company seeks to position total compensation at or near the median levels of other high-tech companies in a similar industry.

      Individual performance reviews are generally conducted annually. Increases in fiscal year 1995 were based on an individual's sustained performance, compensation study recommendations and the achievement of the Company's revenue, profit and earnings per share goals. RVSI does not assign specific weighting factors when measuring performance; rather, subjective judgment and discretion is exercised in light of RVSI's overall compensation philosophy.

      Base salary is determined by evaluating individual responsibility
levels   utilizing  independent  compensation  surveys   to   determine
appropriate salary ranges and evaluating the individual performance.

      Short term incentive bonus payments, generally, are paid to executive officers on an annual basis. The award of bonuses and their size, in substantial part, are linked to predetermined earnings targets, creating direct linkage between pay and Company profitability.

     The RVSI Board believes that executive officers who are in a position to make a substantial contribution to the long term success of the Company and to build stockholder value should have a significant equity stake in the Company's on-going success. Accordingly, one of the Company's principal motivational methods has been the award of stock options. In addition to financial benefits to executive officers, if the price of RVSI's Common Stock during the term of any such option increases beyond such option's exercise price, the program also creates an incentive for executive officers to remain with the Company since options generally vest and become exercisable over a five year period and are not exercisable until one year after the date of grant.

     CHIEF EXECUTIVE OFFICER COMPENSATION

      The compensation for Pat V. Costa is determined substantially in conformity with the compensation philosophy, discussed above, that is applicable to all of RVSI's executive officers. Performance is measured against predefined financial, operational and strategic objectives. In addition, Mr. Costa has been granted stock appreciation rights to further serve as incentive for his long term performance. These rights tie cash payments to increases in the value of the Company's Common
Stock, underscoring the "at risk" and stockholder alignment features which are integral elements of RVSI's executive compensation philosophy.

       In establishing Mr. Costa's base salary, bonus and stock appreciation rights, the RVSI Board took into account both corporate and individual achievements. Based upon an executive compensation study performed for the Company in December 1995 by William Mercer & Co., an independent compensation consultant, Mr. Costa's total fiscal year 1995 cash compensation was approximately 30% below the median compensation of chief executive officers of other high-technology companies in a similar industry.

      Mr. Costa's performance objectives included quantitative goals related to increasing revenues, earnings per share and stock price. His goals also included significant qualitative objectives such as raising capital for expansion of existing product lines, evaluating merger and acquisition opportunities and increasing global market penetration.

     In measuring Mr. Costa's performance against these goals, the RVSI Board took note of the fact that RVSI's fiscal 1995 revenues increased by 36%, earnings per share doubled and RVSI's stock price more than tripled, respectively, over fiscal 1994 levels. Further, during fiscal 1995 RVSI raised over $9 million in new capital. In addition, Acuity was acquired in September 1995, followed by the acquisition of International Data
Matrix, Inc. ("I.D. Matrix") in October 1995. These two acquisitions, strategically combining Acuity's and I.D. Matrix' two-dimensional technology with RVSI's own three-dimensional vision technology, has positioned
RVSI as a world leader in machine vision. In addition, sales to Asia and the Pacific Rim almost doubled, and European sales more than tripled, in fiscal 1995 over the prior fiscal year.

     TAX CONSIDERATIONS

      Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation in excess of $1 million paid to the chief executive officer and the four most highly compensated officers. Currently the total compensation, including salary, bonuses and stock options for any of the named executives does not exceed this limit. If, in the future this regulation becomes applicable to RVSI, the RVSI Board will not necessarily limit executive compensation to that which is deductible. It will consider alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its overall compensation objectives and philosophy.

     SUMMARY

      The RVSI Board will continue to review the Company's compensation programs to assure such programs are consistent with the objective of increasing stockholder value.

                        THE BOARD OF DIRECTORS

                        Pat V. Costa, Chairman
               Frank DiPietro           Donald Kramer
               Donald Domnick           Mark Lerner
               Ofer Gneezy              Howard Stern
               Jay M. Haft              Robert H. Walker


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the fiscal year ended September 30, 1995, the following officers participated in discussions concerning the executive officer compensation: Pat V. Costa, Howard Stern and Robert H. Walker. Each of the named participants did not participate in discussions concerning his own compensation.

                            FIVE YEAR CUMULATIVE PERFORMANCE

                                      [GRAPH]

TOTAL RETURN FOR:           9/28/90  9/30/91  9/30/92  9/30/93  9/30/94  9/29/95
            RVSI              100     54.5     104.5    272.7    445.5   1690.9
            S&P 500           100    131.5     145.7    164.6    170.7    221.8
     NASDAQ NON- FINANCIAL    100    156.7     165.7    215.8    214.6    295.8


NOTES:

A. Stockholder returns assume $100 was invested on September 28, 1990, with any dividends reinvested.
B. Trading activity for RVSI from 11/21/91 through 1/4/94 was on the OTC Bulletin Board; the balance of trading data was as reported by The
   Nasdaq National Market.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding the ownership of the Company's Common Stock as of January 25, 1996 by (i) each director of the Company, (ii) each person known by the Company to own beneficially 5% or more of the Company's Common Stock, (iii) each Named Officer and (iv) all directors and executive officers as a group:

                        NUMBER OF SHARES
NAME AND ADDRESS        OF COMMON STOCK          PERCENT
OF BENEFICIAL OWNER     BENEFICIALLY OWNED(1)    OF CLASS
-------------------     ---------------------    --------
Pat V. Costa                 326,760 (2)           2.0%

Frank A. DiPietro             45,000 (3)           (16)

Donald F. Domnick             25,500 (4)           (16)

Ofer Gneezy                   22,808 (5)           (16)

Jay M. Haft                  516,546 (6)           3.2%

Donald J. Kramer               4,654 (7)           (16)

Mark Lerner                  121,863 (8)           (16)

Howard Stern                 109,336 (9)           (16)

Robert H. Walker              70,095 (10)          (16)

Steven J. Bilodeau            82,577 (11)          (16)

Earl H. Rideout               25,636 (12)          (16)

General Motors             1,225,775               7.6%
Corporation
767 Fifth Avenue
New York, New York 10153

Marie Cioti                1,100,000               6.8%
408 Mamaroneck Road
Scarsdale, New York 10583

Robotic Vision Systems       897,865 (13)          5.6%
  Shareholder's Committee
  and Robotic Vision
  Shareholder's Group
c/o BEG Enterprises, Inc.
33493 14 Mile Road, #100
Farmington Hills, MI 48331

All current executive      1,376,524 (14)(15)      8.1%
officers and directors
as a group(12 persons)

(1) Includes shares issuable pursuant to currently exercisable options and warrants as well as those options and warrants which will become exercisable within 60 days of January 25, 1996. Except as otherwise indicated, the persons named herein have sole voting and dispositive power with respect to the shares beneficially owned.
(2) Includes (i) 295,326 shares issuable to Mr. Costa upon exercise of outstanding options and (ii) 1,434 vested shares held under the Stock Ownership Plan over which shares Mr. Costa has voting power, but does not have dispositive control.
(3) Includes (i) 12,000 shares issuable to Mr. DiPietro upon exercise of outstanding options and (ii) 28,000 shares owned of record by his spouse.
(4) Includes 4,000 shares issuable to Mr. Domnick upon exercise of outstanding options.
(5) Includes 22,808 shares issuable to Mr. Gneezy upon exercise of outstanding options.
(6) Includes (i) 52,000 shares issuable to Mr. Haft upon exercise of outstanding options, (ii) 87,300 shares issuable upon exercise of outstanding warrants which are held by his spouse, (iii) 340,800 shares owned of record by his spouse, and (iv) 7,666 shares held indirectly in a retirement trust.
(7) Includes 1,802 shares issuable to Mr. Kramer upon exercise of outstanding options.
(8)  Includes 116,863 shares issuable to Morgen Evan and Company, Inc.
     of which Mr. Lerner is the principal owner, upon exercise of outstanding warrants and 5,000 issuable to Mr. Lerner upon exercise of outstanding options.
(9) Includes (i) 103,330 shares issuable to Mr. Stern upon exercise of outstanding options and (ii) 6,006 vested shares held under the Stock Ownership Plan over which shares Mr. Stern has voting power, but does not have dispositive control.
(10) Includes (i) 64,636 shares issuable to Mr. Walker upon exercise of outstanding options and (ii) 5,459 vested shares held under the Stock Ownership Plan over which shares Mr. Walker has voting power, but does not have dispositive control.
(11) Includes (i) 71,000 shares issuable to Mr. Bilodeau upon exercise of outstanding options and (ii) 5,577 vested shares held under the Stock Ownership Plan over which shares Mr. Bilodeau has voting power, but does not have dispositive control.
(12) Includes (i) 25,494 shares issuable to Mr. Rideout upon exercise of outstanding options and (ii) 142 vested shares held under the Stock Ownership Plan over which shares Mr. Rideout has voting power but does not have dispositive control.
(13) Information obtained from the amended Schedule 13D filed with the Securities and Exchange Commission on November 9, 1994.
(14) Includes (i) 470,598 shares owned of record and beneficially and
     (ii) 883,404 shares issuable upon exercise of certain outstanding stock options and warrants.
(15) Includes (i) 22,522 vested shares held in the Company's Stock Ownership Plan for certain officers of the Company over which shares such officers have voting power, but do not have dispositive control.
(16) Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      As of January 25, 1996, GM owned approximately 7.6% of the Company's outstanding Common Stock. Sales to GM accounted for less than 1% of the Company's total sales for the Company's fiscal year ended September 30, 1995.

      Mr. Jay M. Haft, a Director of the Company, is of Counsel of Parker Duryee Rosoff & Haft, the Company's counsel.

                              SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     January 26, 1996              ROBOTIC VISION SYSTEMS, INC.


                                        By: /s/Robert H. Walker
                                            ---------------------------
                                               Robert H. Walker
                                               Executive Vice President