Form 10-Q
period 1995-12-31
ROBOTIC VISION SYSTEMS INC
filed 1996-02-14
CIK 225868

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                      FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1995               Commission File Number 0-8623
                  -----------------                                      ------
                              ROBOTIC VISION SYSTEMS, INC.
                              ----------------------------
                       (Exact name of Registrant as specified in charter)

           DELAWARE                                           11-2400145
 ------------------------------                               ----------
 (State or other jurisdiction of                              IRS Employer
 incorporation or organization)                            Identification Number

425 RABRO DRIVE EAST,  HAUPPAUGE,  NEW YORK                             11788
-----------------------------------------------------------------------------
Address of principal executive offices)                               (Zip code)

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



                                       Yes /X/           No / /

Number of shares of Common Stock outstanding
as of February 9, 1996                                  16,446,419
                                                        ----------

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1. FINANCIAL INFORMATION

Item    1.       Consolidated Financial statements

                                                                 December 31,     September 30,
                                                                   1995               1995
                                                                   ----               ----
                                                                (Unaudited)         Restated
                                                                                     (Note 2)
         ASSETS
Current Assets:
   Cash and cash equivalents.................................... $ 19,184,000    $ 16,424,000
   Investments (Note 3).........................................    1,000,000       1,000,000
   Receivables - net (including unbilled
    receivables of $1,687,000 at December 31, 1995
    and $1,298,000 at September 30, 1995).......................    12,932,000     12,082,000
   Inventories (Note 4).........................................    10,795,000      8,461,000
   Deferred income taxes........................................     2,375,000      2,375,000
   Prepaid expenses and other current assets....................       285,000        154,000
                                                                   -----------      ----------
       Total Current Assets.....................................     46,571,000      40,496,000

   Plant and equipment, net....................................      4,395,000       4,145,000
   Other Assets................................................      1,783,000       1,748,000
   Investments (Note 3)........................................      1,491,000       1,989,000
                                                                   -----------      ----------

  TOTAL.....................................................        $54,240,000     $48,378,000
                                                                   -----------      ----------
                                                                   -----------      ----------


         LIABILITIES
Current Liabilities:
  Notes payable.............................................                        $270,000
  Loan payable(Note 6).....................................       1,385,000       1,385,000
  Account payable...........................................       9,882,000       7,988,000
  Accrued expenses and other current liabilities............       5,187,000       5,473,000
  Advance contract payments received........................         690,000       1,078,000
                                                                 -----------       ---------
   Total Current Liabilities................................      17,144,000      16,194,000
Other liabilities...........................................          78,000          78,000
                                                                 -----------       ---------
   Total Liabilities........................................      17,222,000      16,272,000
                                                                 -----------       ---------

            STOCKHOLDERS' EQUITY

Common stock, authorized 30,000,000
shares, $.01 par value; issued and outstanding
15,891,000 shares at December 31, 1995 and
15,175,000 shares at September 30, 1995.....................         159,000          152,000
Additional paid-in capital..................................     110,863,000      109,834,000
Accumulated deficit.........................................     (74,137,000)     (78,023,000)
Cumulative translation adjustment...........................         133,000          143,000
                                                                  -----------     -----------
   Total Stockholders' Equity...............................      37,018,000       32,106,000
                                                                  -----------     ------------
   TOTAL....................................................     $54,240,000      $48,378,000
                                                                 -----------       -----------
                                                                 -----------       -----------

                                                 -2-

                     ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------

                                                         1995         1994
                                                         ----         ----
                                                                     Restated
                                                                     (Note 2)
Revenues.........................................     $20,462,000  $13,685,000

Cost of revenues.................................       8,761,000    5,996,000
                                                      -----------    ---------

Gross profit.....................................      11,701,000    7,689,000

Research and development costs...................       3,030,000    2,184,000

Selling, general and administrative expenses.....       4,612,000    3,608,000

Merger expenses..................................         224,000      440,000

Interest income - net............................        (226,000)      (2,000)
                                                        -----------   ---------

Income before provision for income taxes..........      4,061,000     1,459,000

Provision for income taxes........................        175,000       539,000
                                                        -----------   ---------

Net income........................................     $3,886,000     $ 920,000
                                                       -----------    ---------
                                                       -----------    ---------

Net income per common share.......................     $      0.22    $    0.06
                                                       -----------    ---------
                                                       -----------    ---------

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                             Three Months Ended
                                                                December 31,
                                                              ----------------------
                                                            1995            1994
                                                            ----           Restated
                                                                           (Note 2)
OPERATING ACTIVITIES:
Net income................................................$3,886,000      $ 920,000
Adjustments to reconcile net income to cash provided
 by operating activities:
 Deferred income taxes....................................     -            439,000
 Depreciation and amortization............................   480,000        317,000
 Other....................................................   (25,000)        64,000
 Asset and liability management:
  Receivables.............................................  (832,000)      (532,000)
  Inventories............................................ (2,334,000)    (1,183,000)
  Prepaid expenses and other current assets...............  (116,000)       (24,000)
  Other assets............................................  (126,000)      (143,000)
  Accounts payable........................................ 1,876,000        697,000
  Accrued expenses and other current liabilities..........  (286,000)       693,000
  Advanced contract payments received.....................  (388,000)      (983,000)
  Other liabilities.......................................      -             7,000
                                                           ----------     ----------
Net cash provided by operating activities................. 2,135,000        272,000
                                                           ----------     ----------

INVESTING ACTIVITIES:
  Purchase of investments.................................      -          (748,000)
  Proceeds from the maturity of investments...............   500,000         -
  Additions to property and equipment.....................  (630,000)      (263,000)
                                                           ----------     ----------

Net cash used in investing activities.....................  (130,000)    (1,011,000)
                                                           ----------     ----------

FINANCING ACTIVITIES:
  Issuance of common stock in connection with the
   exercise of stock options and warrants................. 1,035,000        179,000
   Notes payable..........................................  (270,000)       287,000
   Proceeds from Bank loan................................    -            215,000
   Payments of short-term debt and related accrued
   interest...............................................    -            (49,000)
                                                           ----------     ----------

Net cash provided by financing activities.................  765,000        632,000
                                                           ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS.............................   (10,000)        (8,000)
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS..............................................  2,760,000       (115,000)
CASH AND CASH EQUIVALENTS-BEGINNING OF
  PERIOD................................................. 16,424,000      1,790,000
                                                           ----------     ----------

CASH AND CASH EQUIVALENTS-END OF
 PERIOD..................................................$19,184,000      $1,675,000
                                                           ----------     ----------
                                                           ----------     ----------


SUPPLEMENTAL INFORMATION:
Interest Paid............................................$    53,000      $ 31,000
                                                           ----------     ----------

Income Taxes Paid......................................  $   132,000      $129,000
                                                           ----------     ----------
                                                           ----------     ----------

         ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1995, the condensed consolidated statements of operations for the three month periods ended December 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the three month periods ended December 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at December 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1995 Form 10-K. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the full year.

2.  ACQUISITIONS

On September 20, 1995, the Company acquired the outstanding shares of Acuity Imaging, Inc. ("Acuity") for approximately 1,448,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $31,141,000. Acuity is a developer, manufacturer and seller of machine vision systems. Outstanding Acuity stock options were converted into options to purchase approximately 114,000 shares of the Company's common stock.

On October 23, 1995, the Company acquired the outstanding shares of International Data Matrix, Inc. ("IDM") for approximately 370,000 shares of the Company"s common stock, having a market value at the date of the merger of approximately $8,183,000. IDM is a developer, manufacturer and seller of high-density bar code reading products.

Both acquisitions were accounted for as poolings of interests and accordingly, the consolidated financial statements have been retroactively restated to include the accounts of Acuity and IDM for all periods presented.
 The following is a reconciliation of certain restated amounts with amounts previously reported.

                                              Three Months
                                                 ended
                                             December 31, 1994
                                             -----------------

Revenues:
As previously reported...................... $  7,529,000
Effect of Acuity and IDM poolings of
 interests..................................    6,156,000
                                              -----------
As restated.................................  $13,685,000
                                              -----------
                                              -----------
Net Income:
As previously reported......................  $   819,000
Effect of Acuity and IDM poolings of
  interests.................................      101,000
                                              -----------
                                              -----------
As restated.................................  $   920,000
                                              -----------
                                              -----------
Net income per share:
As previously reported......................  $     0.06
Effect of Acuity and IDM poolings of
 interests...................................         -
                                              -----------
As restated.................................. $     0.06
                                              -----------
                                              -----------

                               -5-

             ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             (Unaudited)

3.  INVESTMENTS

At December 31, 1995 and September 30, 1995, investments consist of certain debt securities issued by the United States government with maturities through November 1997.

4.  INVENTORIES

Inventories at December 31, 1995 and September 30, 1995 consisted of the following;

                               December 31, 1995                September 30, 1995
                               -----------------               -------------------
Raw Materials                   $ 2,820,000                    $ 2,223,000
Work-in-Process                   7,049,000                      5,515,000
Finished Goods                      736,000                        533,000
Field Engineering Parts
 and Components                     190,000                        190,000
                                -----------                    -----------
Total                           $10,795,000                    $ 8,461,000
                                -----------                    -----------
                                -----------                    -----------


5.  INCOME TAXES

The provision for income taxes for the three months ended December 31, 1995 and 1994 consisted of the following:


                             1995            1994
                            -------        -------
Current provision           $175,000       $100,000
Deferred provision             -            439,000
                            --------       ---------
                 Total      $175,000       $539,000
                            --------       ---------
                            --------       ---------



6.  Loan Payable

The Company has a revolving line of credit from a bank that provides for maximum borrowing of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends.

             ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's discussion and analysis of financial condition results of operations.

Three Months Ended December 31, 1995 and 1994

RESULTS OF OPERATIONS

Revenues of $20,462,000 for the three months ended December 31, 1995 represent an increase of $6,777,000, or approximately 50%, in comparison to revenues of $13,685,000 for the three months ended December 31, 1994. The increase in revenues was a result of substantially increased shipments of the Company's LS-3000 Series semiconductor lead inspection systems.

Gross profit margins for the three months ended December 31, 1995 and 1994 were 57% and 56%, respectively. The increase in gross profit margins during fiscal 1995 was primarily due to the improved profitability of the LS-3000 Series product lines.

Continued development of the LS-3000 Series of lead scanning systems, the ID-1 aircraft wing ice detection systems, and computerized visual inspection equipment primarily accounted for $3,030,000 in research and development expense during the three months ended December 31, 1995 as contrasted with $2,184,000 during the comparable period in fiscal 1995. Certain software development costs are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. For the three months ended December 31, 1995, $126,000 of these costs were capitalized as compared to $119,000 for the comparable period in fiscal 1995.

Selling, general and administrative costs increased by $1,004,000, or 28% for the three months ended December 31, 1995 as compared to the prior comparable period, primarily as a result of increased marketing and distribution costs. The Company incurred $224,000 for merger expenses relating to the acquisition of I.D. Matrix by the Company on October 23, 1995.

Net income for the three months ended December 31, 1995 was $3,886,000, or $.22 per share as compared to net income of $920,000, or $.06 for the three months ended December 31, 1994.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's discussion and analysis of financial condition results of operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating, investing, and financing activities for the three months ended December 31, 1995 generated net cash and cash equivalents of $2,760,000 as follows:

        - Operating activities provided $2,135,000 during the three months ended December 31, 1995;

        - $ 500,000 was generated from the maturity of short-term investments;

        - $ 630,000 was used to purchase property and equipment, primarily leasehold improvements and office furniture and equipment, during the three months ended December 31, 1995;

        - $1,035,000 was generated through the issuance of common stock upon the exercise of stock options and warrants;

        - $ 270,000 was used to repay notes payable.

        - The effect of exchange rate changes reduced cash and cash equivalents by $10,000.

On November 20, 1995, the Company obtained a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends.

The Company anticipates that its working capital needs for fiscal 1996 will be satisfied by existing cash and cash equivalents, operating revenues and, if necessary, through borrowings under an existing line of credit.

FOREIGN CURRENCY TRANSACTIONS

The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. Included in the cumulative translation asjustment is unrealized foreign exchange gains and losses resulting from the currency remeasurement of the financial statements (primarily inventories and accounts receivable) of the foreign subsidiary of the Company into U.S. dollars. To the extent the Company is unable to match revenues received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

EFFECT OF INFLATION

Management believes that during the three months ended December 31, 1995 the effect of inflation was not material.

ROBOTIC VISION SYSTEMS, INC., AND SUBSIDIARIES

PART  II.        OTHER INFORMATION

Item 3. Exhibits and Reports on Form 8-K

        (a) Exhibit 11 - Statement re computation of net income per common share.

        (b) During the quarter ended December 31, 1995, Registrant filed a current report on Form 8-K, dated 10/3/95 and an amendment on 10/26/95 to disclose the acquisition of Acuity Imaging, Inc. Registrant also filed a current report on Form 8-K, dated 11/2/95 to disclose the acquisition of International Data Matrix, Inc.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ROBOTIC VISION SYSTEMS, INC.
                                      Registrant

Dated:  February 12, 1996       /s/ PAT V. COSTA
                            ---------------------------
                                    PAT V. COSTA
                                  President and CEO
                          (Principal Executive Officer )



Dated:  February 12, 1996      /s/ ROBERT H. WALKER
                            ---------------------------
                                   ROBERT H. WALKER
                              Executive Vice President
                                    and Treasurer
                            (Principal Financial Officer)