Form 10-Q
period 1996-03-31
ROBOTIC VISION SYSTEMS INC
filed 1996-05-15
CIK 225868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                   Commission File Number 0-8623



                          ROBOTIC VISION SYSTEMS, INC.
               -------------------------------------------------
               (Exact name of Registrant as specified in charter)

          DELAWARE                                              11-2400145
- -------------------------------                             --------------------
(State or other jurisdiction of                                IRS Employer
incorporation or organization)                             Identification Number

425 RABRO DRIVE EAST,  HAUPPAUGE,  NEW YORK                                11788
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip code)

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

                    Yes  X                   No

Number of shares of Common Stock outstanding
as of  May 9, 1996                                                    16,513,308
                                                                      ----------

                                                                 No. of Pages 10

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1.        Financial Information

Item    1.     Consolidated Financial Statements

                                                                                                        March 31,      September 30,
                                                                                                          1996             1995
                                                                                                          ----             ----
                                                                                                       (Unaudited)       Restated
                                                                                                                         (Note 2)
                                         ASSETS

Current Assets:
     Cash and cash equivalents ...................................................................   $  17,585,000    $  16,424,000
     Investments (Note 3) ........................................................................       1,000,000        1,000,000
     Receivable - net (including unbilled
     receivables of $1,928,000 at March 31, 1996
     and $1,298,000 at September 30, 1995) .......................................................      14,744,000       12,082,000
     Inventories (Note 4) ........................................................................      13,386,000        8,461,000
     Deferred income taxes .......................................................................       2,375,000        2,375,000
     Prepaid expenses and other current assets ...................................................         528,000          154,000
                                                                                                     -------------    -------------

                              Total current assets ...............................................      49,618,000       40,496,000

     Plant equipment - net .......................................................................       5,584,000        4,145,000
     Other assets ................................................................................       2,061,000        1,748,000
     Investments (Note 3) ........................................................................         992,000        1,989,000
                                                                                                     -------------    -------------

                              TOTAL ..............................................................   $  58,255,000    $  48,378,000
                                                                                                     =============    =============


                              LIABILITIES

Current Liabilities:
     Accounts payable ............................................................................   $   8,606,000    $   7,988,000
     Loan payable (Note 6) .......................................................................       2,128,000        1,385,000
     Accrued Expenses and Other Current Liabilities ..............................................       4,666,000        5,473,000

     Note Payable ................................................................................            --            270,000
     Advance Contract Payments Received ..........................................................         515,000        1,078,000
                                                                                                     -------------    -------------

                             Total Current Liabilities ...........................................      15,915,000       16,194,000
     Other Liabilities ...........................................................................         211,000           78,000
                                                                                                     -------------    -------------

                              Total Liabilities ..................................................      16,126,000       16,272,000

                 STOCKHOLDERS' EQUITY

Common stock, authorized 30,000,000 shares, $.01 par value; issued and outstanding 16,497,000 shares at March 31, 1996 and

15,175,000 shares at September 30, 1995 ..........................................................         165,000          152,000
Additional paid-in capital .......................................................................     111,973,000      109,834,000
Accumulated deficit ..............................................................................     (70,132,000)     (78,023,000)

Cumulative translation adjustment ................................................................         123,000          143,000
                                                                                                     -------------    -------------

               Total Stockholders' Equity ........................................................      42,129,000       32,106,000
                                                                                                     -------------    -------------

               TOTAL .............................................................................   $  58,255,000    $  48,378,000
                                                                                                     =============    =============

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Six Month Ended                     Three Months Ended
                                                                         March 31,                              March 31,
                                                              -------------------------------        ------------------------------
                                                                   1996              1995               1996                 1995
                                                                   ----              ----               ----                 ----
Revenues ...............................................      $ 41,460,000       $ 28,168,000       $ 20,998,000       $ 14,483,000
Cost of Revenues .......................................        17,267,000         12,335,000          8,506,000          6,339,000
                                                              ------------       ------------       ------------       ------------

     Gross Profit ......................................        24,193,000         15,833,000         12,492,000          8,144,000
Research and Development Costs .........................         6,213,000          4,671,000          3,183,000          2,487,000
Selling, General and Administrative Expenses ...........         9,999,000          7,766,000          5,387,000          4,158,000
Merger Expenses ........................................           226,000            440,000              2,000               --
Interest Income -  Net .................................          (478,000)           (43,000)          (252,000)           (41,000)
                                                              ------------       ------------       ------------       ------------

     Income Before Provision for Income taxes ..........         8,233,000          2,999,000          4,172,000          1,540,000

Provision (Benefit) for Income Taxes ...................           342,000         (2,067,000)           167,000         (2,606,000)
                                                              ------------       ------------       ------------       ------------

Net Income .............................................      $  7,891,000       $  5,066,000       $  4,005,000       $  4,146,000
                                                              ============       ============       ============       ============

Net Income Per Common Share ............................      $        .45       $        .33       $        .23       $        .27
                                                              ============       ============       ============       ============

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                            March 31,
                                                                                   -----------------------------
                                                                                      1996              1995
                                                                                      -----             ----
OPERATING ACTIVITIES:

Net income......................................................................   $ 7,891,000       $ 5,066,000

Adjustments to reconcile net income to cash used in operating activities:
Deferred income taxes...........................................................        --            (2,266,000)
Depreciation and amortization...................................................       959,000           698,000
Issuance of common stock - defined contribution stock
     ownership and deferred compensation plan ..................................        --                60,000
Provision for doubtful receivable...............................................        --                20,000
Issuance of warrants for professional services rendered........................         --                14,000
Other...........................................................................       (25,000)          (80,000)
Changes in assets & liabilities:
         Receivables............................................................    (2,644,000)       (2,068,000)
         Inventories............................................................    (4,925,000)       (2,623,000)
         Prepaids & other current assets........................................      (352,000)         (121,000)
         Other assets ..........................................................      (508,000)         (290,000)
         Accounts payable ......................................................       600,000         2,528,000
         Accrued expenses ......................................................      (647,000)         (231,000)
         Advanced contract payments received....................................      (563,000)       (1,241,000)
         Other liabilities .....................................................       (26,000)            3,000
                                                                                   -----------       -----------
Net cash used in operating activities...........................................      (240,000)         (531,000)
                                                                                   -----------       -----------
INVESTING  ACTIVITIES:
Additions to plant & equipment..................................................    (2,203,000)       (1,005,000)
Investments.....................................................................                        (993,000)
Proceeds from the maturities investments........................................     1,000,000                -
Net cash used in investing activities...........................................    (1,203,000)       (1,998,000)
                                                                                   -----------       -----------
FINANCING ACTIVITIES:
Issuance of Common Stock and warrants - private
    equity placement (less offering costs)......................................        --               920,000
options and warrants ...........................................................     2,151,000           249,000
Notes payable other ............................................................      (270,000)          567,000
Proceeds from bank loan ........................................................       743,000           450,000
Payment of S.T. debt & related accrued interest.................................        --              (163,000)
                                                                                   -----------       -----------
Net cash used in financing activities...........................................     2,624,000         2,023,000
                                                                                   -----------       -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS.....................................................................       (20,000)            8,000
                                                                                   -----------       -----------
NET INCREASE/ DECREASE IN CASH..................................................     1,161,000          (498,000)
CASH - BEGINNING OF YEAR........................................................    16,424,000         1,790,000
                                                                                   -----------       -----------
CASH - END OF YEAR..............................................................    17,585,000         1,292,000
                                                                                   ===========       ===========
SUPPLEMENTAL INFORMATION:
Interest paid...................................................................        81,000            65,000
                                                                                   ===========       ===========
Taxes paid .....................................................................       158,000           277,000
                                                                                   ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable and accrued interest satisfied by private offering of
     common stock ..............................................................        --               785,000
                                                                                   ===========       ===========
Accounts payable satisfied by private offering of common stock..................        --                60,000
                                                                                   ===========       ===========

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of operations for the three and six month periods ended March 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1995 Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

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

                                                                     Three Months              Six Months
                                                                         Ended                   Ended
                                                                    March 31, 1995           March 31, 1995
                                                                    --------------           --------------
Revenues:
As previously reported ...................................            $  9,071,000             $ 16,600,000
Effect of Acuity and IDM poolings of
    interests ............................................               5,412,000               11,568,000
                                                                      ------------             ------------
As restated ..............................................            $ 14,483,000             $ 28,168,000
                                                                      ============             ============
Net Income:
As previously reported ...................................            $  4,463,000             $  5,282,000
Effect of Acuity and IDM poolings of
     interests ...........................................                (317,000)                (216,000)
                                                                      ------------             ------------
As restated ..............................................            $  4,146,000             $  5,066,000
                                                                      ============             ============
Net income per share:
As previously reported ...................................            $       0.32             $       0.38
Effect of Acuity and IDM poolings of
    interests ............................................                   (0.05)                   (0.05)
                                                                      ------------             ------------
As restated ..............................................            $       0.27             $       0.33
                                                                      ============             ============

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

3.  Investments

At March 31, 1996 and September 30, 1995, investments consisted of certain debt securities issued by the United States government with maturities through November 1997.

4.  Inventories

Inventories at March 31, 1996 and September 30, 1995 consisted of the following:

                                   March 31, 1996       September 30, 1995
                                   --------------       ------------------
Raw Materials                        $ 4,561,000           $ 2,223,000
Work-in-Process                        8,307,000             5,515,000
Finished Goods                           518,000               533,000
Field Engineering Parts
and Components                              --                 190,000
                                     -----------           -----------
       Total                         $13,386,000           $ 8,461,000
                                     ===========           ===========


5.  Income Taxes

The provision for income taxes for the six months ended March 31, 1996 and 1995 consisted of the following:

                                         1996               1995
                                         ----               ----
Current provision                      $  342,000       $   199,000
Deferred provision                         -              1,036,000
Adjustment of valuation allowance          -             (3,302,000)
                                       ----------       -----------
           Total                       $  342,000       $(2,067,000)
                                       ==========       ===========

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

Three and Six Months Ended March 31, 1996 and 1995

Results of Operations

Revenues of $41,460,000 for the six months ended March 31, 1996 represent an increase of $13,292,000 or approximately 47%, in comparison to revenues of $28,168,000 for the six months ended March 31, 1995 For the three months ended March 31, 1996 revenues of $20,998,000 represent an increase of $6,515,000 or approximately 45%, over the comparable period in 1995. The increase in revenues was a result of substantially increased shipments of the Company's LS-3000 Series semiconductor lead inspection systems.

Gross profit margins for the six months ended March 31, 1996 and March 31, 1995 were 58% and 56%, respectively. The increase in gross profit margins during fiscal 1996 was primarily due to the improved profitability of the LS-3000 Series product lines.

Continued development of the LS-3000 Series of lead scanning systems, the ID-1 aircraft wing ice detection systems, and computerized visual inspection equipment primarily accounted for $6,213,000 and $3,183,000 in research and development expense during the six and three months ended March 31, 1996 as contrasted with $4,671,000 and $2,487,000 during the comparable period in fiscal 1995. Certain software development costs are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. For the six and three months ended March 31, 1996, $473,000 and $347,000, respectively, of these costs were capitalized as compared to $273,000 and $154,000, respectively, for the comparable period in fiscal 1995.

Selling, general and administrative costs increased by $2,233,000, or approximately 29%, and $1,229,000, or approximately 30%, for the six and three months ended March 31, 1996 as compared to the prior comparable period, primarily as a result of increased marketing and distribution costs. The Company incurred $226,000 for merger expenses for the six months ended March 31, 1996 relating to the acquisition of I.D. Matrix by the Company on October 23, 1995.

Net income for the six months ended March 31, 1996 was $7,891,000, or $.45 per share as compared to net income of $5,066,000, or $.33 per share (inclusive of a tax benefit of $.21 per share related to the anticipated future utilization of net operating loss carryforwards and other deferred tax assets) for the six months ended March 31, 1995. Net income for the three months ended March 31, 1996 was $4,005,000, or $.23 per share as compared to net income of $4,146,000, or $.27 (inclusive of a tax benefit of $.21 per share related to the anticipated future utilization of net operating loss carryforwards and other deferred tax assets) per share for the three months ended March 31, 1995.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's discussion and analysis of financial condition results of operations - Continued

Liquidity and Capital Resources

The Company's operating, investing, and financing activities for the six months ended March 31, 1996 generated net cash and cash equivalents of $1,161,000 as follows:

     - Operating activities utilized $240,000 during the six months ended March 31, 1996;

     -    $1,000,000 was generated from the maturity of short-term investments;

     - $2,203,000 was used to purchase property and equipment, primarily leasehold improvements and office furniture and equipment, during the six months ended March 31, 1996;

     - $2,151,000 was generated through the issuance of common stock upon the exercise of stock options and warrants;

     -    $270,000 was used to repay notes payable;

     - $743,000 was provided through borrowings under a line of credit facility;

     - The effect of exchange rate changes reduced cash and cash equivalents by $20,000;.

On November 20, 1995, the Company obtained a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. Availability under this line of credit was $3,865,000 at March 31, 1996.

The Company anticipates that its working capital needs for fiscal 1996 will be satisfied by existing cash and cash equivalents, operating revenues and, if necessary, through borrowings under an existing line of credit.

Foreign Currency Transactions

The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. Included in the cumulative translation adjustment is unrealized foreign exchange gains and losses resulting from the currency remeasurement of the financial statements (primarily inventories and accounts receivable) of the foreign subsidiary of the Company in U.S. dollars. To the extent the Company is unable to match revenues received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

Effect of Inflation

Management believes that during the six months ended March 31, 1996 the effect of inflation was not material.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Part  II.      Other Information

Item 4. Submission of matters to a vote of Security Holders. The Company held its Annual Meeting of Stockholders on March 28, 1996.

          (a) The following eight directors were elected at the meeting to serve for a term of one year or until their respective successors are elected and qualified.

               Pat V. Costa                Donald J. Kramer
               Frank A. DiPietro           Mark J. Lerner
               Donald F. Domnick           Howard Stern
               Jay M. Haft                 Robert H. Walker

          (b) A proposal to adopt the Robotic Vision Systems, Inc., 1996 Stock plan was also voted upon at the annual meeting. The number of affirmative votes and the number of negative votes cast were 8,754,794 and 1,027,176, respectively.

          (c) Registrant reported the ratification and the approval of the appointment of Deloitte & Touche LLP as the Company's independent auditors for its fiscal year ending September 30, 1996. The number of affirmative votes and the number of negative votes cast were 15,123,244 and 56,275, respectively.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibit 11 - Statement regarding computation of net income per common share.

          (b)  Exhibit 27 - Financial Data Schedule.

          (c) Registrant filed an amended 8-K Report on January 5, 1996 to include therein requisite audited historical financial statements and related notes of International Data Matrix, Inc.("IDM"), as well as requisite unaudited pro forma financial statements and related notes of Registrant giving effect to Registrant's acquisition by merger of IDM on October 23, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ROBOTIC VISION SYSTEMS, INC.
                                                        Registrant

Dated:  May 13, 1996                                 /s/ PAT V. COSTA
                                              ------------------------------
                                                       PAT V. COSTA
                                                     President and CEO
                                              (Principal Executive Officer)




Dated: May 13, 1996                                /s/ ROBERT H. WALKER
                                              ------------------------------
                                                     ROBERT H. WALKER
                                          Executive Vice President and Treasurer
                                              (Principal Financial Officer)