Form 10-Q
period 1996-06-30
ROBOTIC VISION SYSTEMS INC
filed 1996-08-13
CIK 225868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                    Commission File Number 0-8623



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


                    Yes   X        No ___


Number of shares of Common Stock outstanding
as of August 7, 1996                                          16,821,346
                                                              ----------


                                                              No of Pages 12

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
PART 1.        Financial Information
Item    1.     Consolidated financial statements

                                                                           June 30,        September 30,
                                                                             1996             1995
                                                                          ----------       -----------
                      ASSETS                                             (Unaudited)        (Restated)
Current Assets:                                                                              (Note 2)
Cash and cash equivalents ..........................................   $  15,497,000    $  16,424,000
Investments (Note 3) ...............................................       1,500,000        1,000,000
Receivables, net (including unbilled
   receivables of $2,126,000 at June 30, ...........................                             1996
   and $1,298,000 at September 30, 1995) ...........................      14,848,000       12,082,000
Inventories (Note 4) ...............................................      14,162,000        8,461,000
Deferred income taxes ..............................................       4,621,000        2,375,000
Prepaid expenses and other current assets ..........................         484,000          154,000
                                                                       -------------    -------------
  Total Current Assets ............................................       51,112,000       40,496,000

Property, plant and equipment, net ...................................     6,767,000        4,145,000
Goodwill, net ........................................................     2,584,000             --
Investments (Note 3) .................................................       498,000        1,989,000
Other assets .........................................................     2,797,000        1,748,000
                                                                         -------------    -------------
         TOTAL .....................................................   $  63,758,000    $  48,378,000
                                                                         =============    =============
                                      LIABILITIES

Current Liabilities:
  Note payable .......................................................        85,000          270,000
  Loan payable (Note 6) ..............................................          --          1,385,000
  Accounts payable ...................................................     6,706,000        7,988,000
  Accrued expenses and other current liabilities .....................     5,385,000        5,473,000
  Advance contract payments received .................................       360,000        1,078,000
                                                                         -------------    -------------
     Total Current Liabilities .....................................      12,536,000       16,194,000

Other liabilities ....................................................        48,000           78,000
                                                                          ------------    -------------
     Total Liabilities ...............................................    12,584,000       16,272,000
                                                                          ------------    -------------
                 STOCKHOLDERS' EQUITY

Common stock, authorized 30,000,000 shares, $.01 par value; issued and outstanding 16,792,000 shares at June 30, 1996 and
   15,175,000 shares at September 30, 1995 ...........................       167,000          152,000

Additional paid-in capital ...........................................   117,153,000      109,834,000
Accumulated deficit ..................................................   (66,282,000)     (78,023,000)
Cumulative translation adjustment ....................................       136,000          143,000
                                                                         -------------    -------------
     Total Stockholders' Equity ......................................    51,174,000       32,106,000
                                                                         -------------    -------------
       TOTAL ......................................................... $  63,758,000    $  48,378,000
                                                                          ============    =============

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Nine Months Ended                 Three Months Ended
                                                                            June 30,                        June 30,
                                                                     ----------------------        -------------------------
                                                                                       Restated                       Restated
                                                                                       (Note 2)                       (Note 2)
                                                                         1996            1995            1996            1995
                                                                     ------------    ------------    ------------    ------------
Revenues .........................................................   $ 62,916,000    $ 45,529,000    $ 21,455,000    $ 17,361,000
Cost of revenues .................................................     26,426,000      20,063,000       9,158,000       7,728,000
                                                                     ------------    ------------    ------------    ------------
Gross profit .....................................................     36,490,000      25,466,000      12,297,000       9,633.000
Research and development costs ...................................      9,395,000       7,392,000       3,182,000       2,721,000
Selling, general and administrative expenses .....................     15,515,000      11,939,000       5,434,000       4,173,000
Merger expense ...................................................        300,000       1,029,000         156,000         589,000
Interest income, net .............................................       (682,000)        (85,000)       (204,000)        (42,000)
                                                                     ------------    ------------    ------------    ------------
Income before provision for income taxes .........................     11,962,000      20,275,000       3,729,000       2,192,000

Income tax provision (benefit) ...................................        221,000        (823,000)       (121,000)     (1,244,000)
                                                                     ------------    ------------    ------------    ------------
Net income .......................................................   $ 11,741,000    $  6,014,000    $  3,850,000    $    948,000
                                                                     ============    ============    ============    ============
Net income per common share:
               Primary ...........................................   $        .66    $        .39    $        .22    $        .06
                                                                     ============    ============    ============    ============
               Fully diluted .....................................   $        .66    $        .38    $        .22    $        .06
                                                                     ============    ============    ============    ============


                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                 --------------------------------
                                                                         1996           1995
                                                                     ------------    ------------
OPERATING ACTIVITIES:
Net ............................................................... $ 11,741,000    $  6,014,000
income
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes..............................................      (41,000)     (1,212,000)
Depreciation and amortization .....................................    1,544,000       1,079,000
Issuance of common stock - defined contribution stock
     ownership and deferred compensation ..........................         --            60,000
plan
Provision for doubtful receivables ................................         --            20,000
Issuance of warrants for professional services rendered ...........         --            19,000
Other .............................................................      (15,000)         66,000
Changes in assets & liabilities:
Receivables                                                           (2,701,000)     (3,069,000)
Inventories                                                           (5,528,000)     (3,014,000)
         Prepaids & other current assets ..........................     (324,000)         41,000
         Other assets..............................................   (1,582,000)       (430,000)
         Accounts payable..........................................   (1,409,000)      2,147,000
         Accrued expenses..........................................      (92,000)        447,000
         Advanced contract payments received ......................     (718,000)       (929,000)
         Other liabilities..........................................     (34,000)         (1,000)
                                                                     ------------    ------------
Net cash provided by operating activities .........................      841,000       1,238,000
                                                                     ------------    ------------
INVESTING  ACTIVITIES:
Additions to plant & equipment ....................................   (3,448,000)     (1,385,000)
Purchase of investments............................................       --            (993,000)

Proceeds from the maturities investments ..........................    1,000,000         591,000
                                                                     ------------    ------------
Net cash used in investing activities .............................   (2,448,000)     (1,787,000)
                                                                     ------------    ------------
FINANCING ACTIVITIES:
Issuance of Common Stock and warrants - private
    equity placement (less offering costs) ........................         --         7,821,000
Issuance of Common Stock in connection with the exercise of
stock options and warrants.........................................    2,452,000         744,000
Notes payable - other..............................................   (1,765,000)        703,000
Proceeds from bank loan...........................................          --           500,000
Payment of short-term debt & related accrued interest .............         --          (166,000)
                                                                     ------------    ------------
Net cash provided by financing activities .........................      687,000       9,602,000
                                                                     ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS .......................................................       (7,000)          2,000
                                                                     ------------    ------------


NET ( DECREASE) INCREASE  IN CASH .................................     (927,000)      9,055,000
CASH - BEGINNING OF YEAR ..........................................   16,424,000       1,790,000
                                                                     ------------    ------------
CASH - END OF YEAR ................................................   15,497,000      10,845,000
                                                                     ============    ============


                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) - Continued



SUPPLEMENTAL INFORMATION:
Interest paid..........................................................     122,000   114,000
                                                                           =========   =======
Taxes paid.............................................................     170,000   398,000
                                                                           =========   =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable and accrued interest satisfied by private offering of
     common stock.......................................................       --     785,000
                                                                           =========   =======
Accounts payable satisfied by private offering of common stock ....            --      60,000
                                                                           =========   =======
Property and equipment acquired under capital leases.....................      --       9,000
                                                                           =========   =======
Issuance of common stock to acquire Northeast Robotics, Inc. ......       2,676,000      --
                                                                           =========   =======
Deferred tax asset relating to tax benefit from exercise of stock
options                                                                   2,205,000      --
                                                                           =========   =======

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Condensed Financial Statements

The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of operations for the three and nine month periods ended June 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1995 Form 10-K. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

Both acquisitions were accounted for as poolings of interests and accordingly, the consolidated financial statements have been retroactively restated to include the accounts of Acuity and IDM for all periods presented. The following is a reconciliation of certain restated amounts with amounts previously reported:


                                        Three Months    Nine Months
                                            Ended          Ended
                                       June 30,1995    June 30,1995
                                       -------------   ------------
Revenues:
As previously reported .............   $ 12,828,000    $ 29,428,000
Effect of Acuity and IDM poolings of
    interests ......................      4,533,000      16,101,000
                                        ------------    ------------
As restated ........................   $ 17,361,000    $ 45,529,000
                                         ==========     ============

Net Income:
As previously reported .............   $  1,801,000    $  7,083,000
Effect of Acuity and IDM poolings of
     interests .....................       (853,000)     (1,069,000)
                                        ------------    ------------
As restated ........................   $    948,000    $  6,014,000
                                         ==========     ============

Net income per common share:
Primary:
As previously reported .............   $       0.13    $       0.52
Effect of Acuity and IDM poolings of
    interests ......................          (0.07)          (0.13)
                                          -----------    ------------
As restated ........................    $      0.06    $       0.39
                                         ============    ============

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) - Continued



                                               Three Month       Nine Months
                                                  Ended            Ended
                                              June 30, 1995     June 30,1995
                                              -------------     ------------
Fully diluted:
As previously reported .............          $   0.13          $   0.50
Effect of Acuity and IDM poolings of
    interests                                    (0.07)            (0.12)
                                                  -----             -----
As restated ........................          $   0.06          $   0.38
                                                  =====             =====


On May 30, 1996, RVSI consummated a merger with Northeast Robotics, Inc. ("NER"), a privately owned company located in New Boston, New Hampshire, pursuant to which NER became a wholly owned subsidiary of RVSI (the "NER merger"). NER markets a line of patented illumination products to perform reliably in difficult imaging applications involving highly reflective or uneven surfaces. As a consequence of the NER merger, RVSI issued 139,037 shares of its common stock (which had a market value of approximately $2,676,000 on the date the NER merger was consummated) to the shareholders of NER in exchange for all of the outstanding shares of NER common stock. The NER merger has been accounted for as a purchase and accordingly the results of NER's operations have been included in the consolidated operating results as of the date of acquisition. The excess of cost over the estimated fair value of net assets acquired approximated $2.6 million.

3.  Investments

At June 30, 1996 and September 30, 1995, investments consisted of certain debt securities issued by the United States government with maturities through November 1997.

4.  Inventories

Inventories at June 30, 1996 and September 30, 1995 consisted of the following:

                                     June 30, 1996            September 30, 1995
                                     -------------            ------------------
Raw Materials                        $   5,117,000                $2,413,000
Work-in-Process                          8,429,000                 5,515,000
Finished Goods                             616,000                   533,000
                                        ----------                 ---------
                     Total           $  14,162,000                $8,461,000
                                        ==========                 =========
5.  Income Taxes

The income tax provision (benefit) for the nine months ended June 30, 1996 and 1995 consisted of the following:

                                           1996                      1995
                                           ----                      ----
Current provision                    $    262,000              $    389,000
Deferred provision                      4,057,000                 2,090,000
Adjustment of valuation
  allowance                            (4,098,000)               (3,302,000)
                                        ---------                 ---------
                     Total            $   221,000              $   (823,000)
                                        =========                 =========
The adjustments to the valuation allowance during the nine months ended June 30, 1996 and 1995 emanate from the profitable operations of RVSI and Acuity and the extent to which the Company can substantiate projected future earnings from each of its subsidiaries. The deferred tax assets as of June 30, 1996 and September 30, 1995 are equivalent to the benefit to be derived from net operating loss carryforwards, tax credit carryforwards and net deductible temporary differences which are expected to be utilized to offset future taxable income projected as of those dates. The deferred tax assets as of June 30, 1996 and September 30, 1995 have been limited to the benefit to be derived from projected future income from Acuity and IDM, primarily due to their limited history of earnings and projected future profitability.
                                       -7-

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) - Continued

6.   Loan Payable

The Company has a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus two percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. On June 30, 1996, the Company had zero borrowings under this facility.

7.  Subsequent Event-Proposed Merger

On July 24, 1996, the Company and Computer Identics Corporation signed a definitive merger agreement. Upon consummation of the merger, Computer Identics will become a wholly-owned subsidiary of RVSI.

The merger terms contemplate that RVSI is to issue 0.1778052 shares of its common stock for each Computer Identics share or approximately 1,927,000 shares of RVSI's common stock in exchange for all of Computer Identics' outstanding shares. In addition, Computer Identics' outstanding stock options are to be exchanged for options upon RVSI's common stock in the same 0.1778052 to one ratio. The exchange ratio is subject to limited adjustment based upon certain changes in the market price of RVSI's common stock.

Consummation of the merger, which is intended to be completed as a tax-free reorganization and to be accounted for as a pooling of interests, is subject to conditions customary for transactions of this nature, including approval by the Stockholders of Computer Identics.

Computer Identics designs, manufactures and services automatic data collection products, networks, solutions and systems for factory data collection and material handling/automation applications in manufacturing, warehousing and distribution environments.

                ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's discussion and analysis of financial condition and results of operations.

Three and Nine Months Ended June 30, 1996 and 1995

Results of Operations

Revenues of $62,916,000 for the nine months ended June 30, 1996 represent an increase of $17,387,000, or approximately 38%, in comparison to revenues of $45,529,000 for the nine months ended June 30, 1995. For the three months ended June 30, 1996 revenues of $21,455,000 represent an increase of $4,094,000, or approximately 24%, over the comparable period in 1995. The increase in revenues was a result of substantially increased shipments of the Company's LS-3000 Series semiconductor lead inspection systems.

Gross profit margins for the nine months ended June 30, 1996 and June 30, 1995 were 58% and 56%, respectively. The increase in gross profit margins during fiscal 1996 was primarily due to the improved profitability of the LS-3000 Series product lines.

Continued development of the LS-3000 Series of lead scanning systems, the ID-1 aircraft wing ice detection systems, and computerized visual inspection equipment primarily accounted for $3,182,000 and $9,395,000 in research and development expense during the three and nine months ended June 30, 1996 as contrasted with $2,721,000 and $7,392,000 during the comparable periods in fiscal 1995. Certain software development costs are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. For the three and nine months ended June 30, 1996, $966,000 and $1,439,000, respectively, of these costs were capitalized as compared to $137,000 and $411,000, respectively, for the comparable periods in fiscal 1995.

Selling, general and administrative costs increased by $1,261,000, or approximately 30%, and $3,576,000, or approximately 30%, for the three and nine months ended June 30, 1996 as compared to the prior comparable period, primarily as a result of increased marketing and distribution costs. The Company incurred $300,000 for merger expenses for the nine months ended June 30, 1996 relating to the acquisition of I.D. Matrix by the Company on October 23, 1995 and Northeast Robotics Inc., on May 30, 1996.

Net income for the nine months ended June 30, 1996 was $11,741,000, or $.66 per share (fully diluted) as compared to net income of $6,014,000, or $.38 per share (fully diluted) for the nine months ended June 30, 1995. Net income for the three months ended June 30, 1996 was $3,850,000, or $.22 per share (fully diluted) as compared to net income of $948,000, or $.06 per share (fully diluted) for the three months ended June 30, 1995.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES


Item 2. Management's discussion and analysis of financial condition and results of operations - Continued


Liquidity and Capital Resources

The Company's operating, investing, and financing activities for the nine months ended June 30, 1996 utilized net cash and cash equivalents of $927,000 as follows:

     - Operating activities provided $841,000 during the nine months ended June 30, 1996;

     - $1,000,000 was generated from the maturity of short-term investments;

     - $3,448,000 was used to purchase property and equipment, primarily leasehold improvements and office furniture and equipment, during the nine months ended June 30, 1996;

     - $2,452,000 was generated through the issuance of common stock upon the exercise of stock options and warrants;

     - $1,765,000 was used to repay notes payable;

     - The effect of exchange rate changes reduced cash and cash equivalents by 7,000.

On November 20, 1995, the Company obtained a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. Availability under this line of credit was $6,000,000 at June 30, 1996.

The Company anticipates that its working capital needs for fiscal 1996 will be satisfied by existing cash and cash equivalents, operating revenues and, if necessary, through borrowings under an existing line of credit.

Foreign Currency Transactions

The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

Recent Financial Accounting Standards Board Statements

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets to be Disposed Of' and SFAS No. 123, "Accounting for Stock Based Compensation." These pronouncements are not expected to have a material impact on the Company's financial statements.


Effect of Inflation

Management believes that during the nine months ended June 30, 1996 the effect of inflation was not material.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES


Subsequent Event - Proposed Merger

On July 24, 1996, the Company and Computer Identics Corporation signed a definitive merger Agreement. Upon consummation of the merger, Computer Identics will become a wholly-owned subsidiary of RVSI.

The merger terms contemplate that RVSI is to issue 0.1778052 shares of its common stock for each Computer Identics share or approximately 1,927,000 shares of RVSI's common stock in exchange for all of Computer Identics' outstanding shares. In addition, Computer Identics' outstanding stock options are to be exchanged for options upon RVSI's common stock in the same 0.1778052 to one ratio. The exchange ratio is subject to limited adjustment based upon certain changes in the market price of RVSI's common stock.

Consummation of the merger, which is intended to be completed as a tax-free reorganization and to be accounted for as a pooling of interests, is subject to conditions customary for transactions of this nature, including approval by the stockholders of Computer Identics.

Fluctuations in the Semiconductor Market

The semiconductor industry has been subject to significant market fluctuations and periodic downturns, which often have a disproportionately negative effect on both revenues and earnings of semiconductor capital equipment companies. The future financial results of RVSI may, therefore, depend significantly on the market demand for integrated circuit devices.


Part  II.      Other Information

Item 3.        Exhibits and Reports on Form 8-K

               (a) Exhibit 11 - Statement regarding computation of net income per common share

               (b)           Exhibit 27 - Financial Data Schedule.


               (c) During the quarter ended June 30, 1996, the Company filed a current report on Form 8-K, Item 5, dated 6/5/96, to disclose its acquistion of Northeast Robotics, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                ROBOTIC VISION SYSTEMS, INC.
                                                        Registrant



Dated:  August 14, 1996                              /s/ PAT V. COSTA
______________________________                ----------------------------------
                                                         PAT V. COSTA
                                                       President and CEO
                                                 (Principal Executive Officer)




                                                    /s/ ROBERT H. WALKER
                                              ----------------------------------
                                                        ROBERT H. WALKER
                                          Executive Vice President and Treasurer
                                                 (Principal Financial Officer)