Form 10-K
period 1996-09-30
ROBOTIC VISION SYSTEMS INC
filed 1996-12-30
CIK 225868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                         Commission file number 0-8623
                          ROBOTIC VISION SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                  11-2400145
--------------------------------------------------------------------------------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                  Identification No.)

425 Rabro Drive East, Hauppauge, New York                        11788
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (516) 273-9700

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                        Name or each exchange on which
     Title of each class                          registered
     -------------------                          ----------

           None
-----------------------------------     -----------------------------------

-----------------------------------     -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and are reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                                   ----------

     The number of shares outstanding of the Registrant's common stock is 20,736,251 (as of 12/13/96).

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $286,939,967 (as of 12/13/96).

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to be convened in April 1997.

================================================================================

                                     PART I

Item 1. Description of Business.

      (a) General Development of Business

            Robotic Vision Systems, Inc. ("RVSI" or the "Company"), either through its electronics division or through its wholly owned subsidiaries, Acuity Imaging, Inc. ("Acuity"), International Data Matrix, Inc. ("I.D. Matrix"), Computer Identics Corporation ("CI") and Systemation Engineered Products, Inc. ("Systemation"), designs, manufactures, markets and sells automated 2-dimensional ("2-D") and 3-dimensional ("3-D") machine vision-based products and systems for inspection, measurement and identification, and is a leader in advanced electro-optical sensor technology. RVSI's aircraft safety division is developing an ice detection product for the aviation industry.

            On August 30, 1996, RVSI consummated a merger with CI, a publicly owned company located in Canton, Massachusetts, pursuant to which CI became a wholly-owned subsidiary of RVSI ("CI Merger"). CI designs, manufactures, markets and services standard barcode products, data collection networks, and systems for the data collection and material handling/industrial markets. The CI Merger was structured as a tax free reorganization and accounted for as a pooling of interests. As a consequence of the CI Merger, RVSI issued approximately 2,127,000 shares of its Common Stock in exchange for all the outstanding shares of CI Common Stock.

            On October 1, 1996, RVSI consummated a merger with Systemation, a privately owned company located in New Berlin, Wisconsin, pursuant to which Systemation became a wholly-owned subsidiary of RVSI ("Systemation Merger"). Systemation is widely recognized as a world leader in tape-and-reel, as well as tube and tray based component processing systems for the semi-conductor and electronics industries. The Systemation Merger was structured as a tax free reorganization and accounted for as a pooling of interests. As a consequence of the Systemation Merger, RVSI issued 1,740,000 shares of its Common Stock in exchange for all the outstanding shares of Systemation Common Stock. The 1996 financial results included herein do not include those of the Company's Systemation subsidiary, since that acquisition was completed after the completion of the 1996 fiscal year.

            RVSI was incorporated in New York in 1976 and reincorporated in Delaware in 1977. Its executive offices are located at 425 Rabro Drive East, Hauppauge, New York 11788; telephone (516) 273-9700.

            Unless otherwise noted, all subsequent references to RVSI or to the Company in this Annual Report shall be deemed to refer to RVSI or the Company, as applicable, and its consolidated subsidiaries as a single enterprise.


      (b) Financial Information About Industry Segments

            For the purpose of segment reporting, management considers the Company to operate in one industry, the machine vision industry.


      (c) Narrative Description of Business

            (i) Principal Products and Product Development

                  A. RVSI Electronics and Aircraft Safety Divisions

                        I. Semiconductor Lead Inspection Systems

            RVSI's electronics division supplies inspection equipment to the semiconductor industry. The electronics division's LS-Series lead scanning systems offer automated, high-speed, 3-D semiconductor package lead inspection with the added feature of non-contact scanning of the packages in their shipping trays ("in-tray scanning"). The systems use a laser-based, non-contact, 3-D measurement technique to inspect and sort quad flat packs, thin quad flat packs, chip scale packages ("CSP"), ball grid arrays ("BGA") and thin small outline packs in their carrying trays. The system measurements include coplanarity, total package height, true position spread and span, as well as lead angle, width, pitch and gap.

            The division's LS-3000 Series lead scanning systems are an outgrowth of its prior LS-2000 Series, introduced in October 1990 as the only reliable high-speed automated semiconductor lead inspection system capable of inspecting devices while they remain in their protective trays. In June 1992, the electronic division introduced the LS-2000A, a higher accuracy version of the LS-2000, as well as the LS-2700, a significantly faster version of the LS-2000 which also afforded a greater level of accuracy. The LS-3000 Series, introduced at the Semicon West trade show in July 1994, are lighter and smaller than the LS-2000A and the LS-2700. The flagship of the LS-3000 series, the LS3700, is also significantly faster than the LS-2700. The LS-3700DB and the LS-3900DB, introduced at Semicon West in July 1995 and 1996, respectively, are each significantly faster than their immediate predecessor models. In December 1995 RVSI introduced the GS-5000 Series, the first lead scanner designed exclusively for BGA applications.

            Systemation, which reports to the electronics division's senior management, offers tape-and-reel component processing systems designed to handle CSP and BGA. RVSI also believes that Systemation's historical expertise in designing and manufacturing systems that handle components in tubes provides RVSI with the means to further expand the breadth of its product offerings to the semiconductor market.

            II. Aircraft Ice Detection System

            In January 1993, RVSI's aircraft safety division announced the completion of the initial development phase of its new ID-1 aircraft ice detection system. The ID-1 is designed to make a major improvement in winter flight safety and to fulfill the intent of strict new FAA regulations concerning the inspection of wing surfaces in adverse weather conditions. The device is also anticipated to reduce winter flying delays and their associated costs and to diminish the environmental hazard posed by de-icing fluids.

            The ID-1 is a full-wing electro-optical ice detection system that is designed to provide a quick, clear and reliable indication of the presence or absence of ice, snow or frost. The Aircraft Safety Division has been awarded two patents and has additional patent applications pending for this technology. The ID-1 system can be mounted on the bucket of a de-icing truck or other vehicle and is designed to operate under conditions where visual inspection can be ineffective or tactile inspection difficult. Its compact size and high degree of mobility are also designed to allow the ID-1 to detect ice on aircraft surfaces at any point between the gate and runway. Preliminary design and testing is under way to adapt the technology to an on-aircraft product which will provide both ground and airborne ice detection capability.

            Extensive engineering testing of the ID-1 took place at several field locations during the 1994-1995 winter ice season. In July 1996 the Federal Aviation Administration approved the ID-1 as an acceptable means of compliance with the inspection requirements of a major air carrier's de-icing plans. The commercial viability of the ID-1 has not as yet been proven nor can it be assured. Consequently, there can be no assurance that the ID-1 can be commercially marketed at a profit at any time in the proximate future, if ever.

            B. Acuity

            Acuity, acquired by RVSI on September 20, 1995, designs, manufactures and markets 2-D machine vision systems for use in industrial automation. Acuity's products, which utilize a combination of software, an image processing computer and electronic cameras, perform such functions as measurement, flaw detection, verification of the presence and correctness of parts and subassemblies, and inspection of manufactured products. Typically, they are utilized in hot, dusty, dirty or other harsh industrial environments in applications where human inspection is not practical or where the use of machine vision systems is faster, more reliable and more economical than human inspection. Such applications include assembly verification, date and lot code reading, flaw detection, gauging and measurement, label verification and product indentification.

            Acuity's principal product offerings are as follows:

            o Powervision 900 (PV900 Series) is a high-resolution, gray scale machine vision system featuring advanced image processing, analysis, and graphics tools to meet demanding industrial vision needs. The system's architecture, which is based on Apple's Power Macintosh computer and Acuity's proprietary Image Analyst/Source software package, is intended to offer an effective solution for a wide range of measurement, inspection, assembly verification, and motion guidance applications.

            o IVS, an acronym for Intelligent Visual Sensors, is a high speed gray scale machine vision system designed to address the broad general industrial marketplace. Typical IVS systems, which are sold as either a board-level product or as a stand-alone unit with a self-contained power supply and input/output control, address the low to medium price ranges of the market and are designed to appeal to the broad requirements of most industrial customers who do not have machine vision expertise.

            o I-Pak is a product designed to meet the needs of the pharmaceutical industry to verify that the correct label has been applied to pharmaceutical products and that the lot and date code printed on the label are legible. I-Pak, which operates at manufacturing line speeds, employs a customized user interface specifically designed to meet label inspection needs of pharmaceutical customers. I-Pak requires minimum user programming and has been designed for ease of use and integration into the manufacturing line.

            o Data Matrix Readers read matrix-coded information at line speeds and permit traceability of product, even with small, hard-to-mark products (see "CI and I.D. Matrix," below). Unlike bar codes which have rigid print tolerances, data matrix codes can be read more easily and are applied directly to the surfaces being marked. In general, manufacturers are requiring that more information be encoded on their products. Data matrix codes allow large amounts of coded information to be printed in a small space.

            C. CI and I.D. Matrix

            A bar code label consists of bars printed on a contrasting background. By varying the width of the printed bars as well as the spaces between them, a bar code can be encoded with information such as identification number, origin, composition or destination of the product to which the label is attached. Bar code scanners read bar codes with high intensity light and convert the reflected light patterns into electrical impulses. These impulses are transmitted to a decoding unit which translates them to conventional digital information for use by a customer in accordance with specific application requirements.

            CI designs, manufactures or purchases for resale, and services a broad line of bar code and data collection products. CI's customers encompass a wide cross-section of businesses and institutions, including postal services, freight companies, and manufacturers of electronics, pharmaceuticals, consumer goods, textiles and automobiles. CI's principal product offerings are as follows:

            o     Material Handling Data Identification Products

                  CI manufactures a series of fixed position laser scanners for automation and material handling applications found in warehousing, distribution and manufacturing control environments. In 1995, CI introduced the CiMAX(TM) 7500 scanner. The CiMAX 7500 is an intelligent, fixed position laser scanner with Ethernet networking capabilities. It is designed specifically for material handling applications where high reading rates, high throughput, and local or networked distributed processing and control are important to application success. The CiMAX 7500 combines the capabilities of a scanner, decoder, PC and PLC in one product. The OMNI CIX(TM), an omni-directional fixed position laser scanner designed specifically for material handling applications where the bar code label or labeled item can be rotated at any angle, was introduced in 1994. The Scanstar(TM) 10/15 miniature bar code scanner and the Scanstar 80/85 high performance scanner are utilized in factories, warehouses and distribution centers to identify, count, sort or direct objects as they move throughout a facility on a conveyor system. These series of scanners are available with a range of sophisticated operational features whose physical characteristics and built-in options address a wide variety of customer requirements.

            o     Factory Data Collection Terminals and Networks

                  For factory data collection applications, which include scanners, terminals and workstations, as well as networks to provide data communications between the various units, CI manufactures the Starnode(TM) Data Collection Network. This system is used in a wide range of applications such as production accounting, labor reporting and work-in-process tracking where accurate data collection and management is essential. The heart of the Starnode Data Collection Network is an intelligent network controller which, when connected to a series of bar code data collection terminals and scanning devices, provides the necessary components for a turn-key data collection system for a host computer. The Starnode(TM) Data Collection Network also includes software to operate the system and assist in various applications. In 1995, CI introduced the CiMAX 6000, an open system based date collection terminal. The CiMAX 6000 is suitable for applications such as quality control, work in process and shipping and receiving. It interfaces to any host computer using the established TCP/IP connectivity protocol and Ethernet transport hardware. Additionally, the CiMAX 6000 is supported by CI's Starnode(TM) Data Collection Network enabling users to select the computing environment that best suits their requirements.

            CI also manufactures or purchases for resale a range of bar code data collection tools. Included in this category are bar code label printers, decoders, hand held scanning devices, radio frequency devices and portable bar code terminals.

I.D. Matrix, which markets a line of 2-D Data Matrix (TM) code readers and whose operations have been integrated with those of CI, is the inventor of the Data Matrix(TM) code - a 2-D code which resembles a scrambled checkerboard.

                  In the industrial sector, the Data Matrix (TM) code is becoming the 2-D code of choice because of its ability to be printed or marked directly on parts and components, thereby eliminating the need for paper labels and the high cost of labeling equipment. The small size of the Data Matrix (TM) code allows its use in industries and in applications that were previously impossible to satisfy with machine readable codes. Serialization and therefore traceability is now possible in industries such as semiconductor, which have recently seen a surge in the theft of memory chips and other high priced computer components.

            The Data Matrix(TM) code has recently been recommended for small part identification by the Automotive Industry Action Group (AIAG). The Semiconductor Equipment and Materials International (SEMI) has adopted Data Matrix (TM) as its standard for coding silicon wafers and for wafer box labels, and the Electronics Industry Association (EIA) is in the process of finalizing similar recommendations regarding standardization.

            (ii) Manufacturing

            Each of the Company's production facilities are capable of fabricating and assembling total electronic and electromechanical systems and subsystems. Facilities include assembly and wiring departments that have the capability of producing complex wiring harnesses, as well as intricate electronic subassemblies. The Company maintains a comprehensive test and inspection program to ensure that all systems meet exacting customer requirements for performance and quality workmanship prior to delivery.

            (iii) Marketing and Sales

                  A. RVSI Electronics Division

                  The division's marketing strategy focuses on cultivating long-term relationships with the leading manufacturers of electronic and semiconductor inspection and quality control equipment. Its marketing efforts rely heavily on direct sales methods. The selling cycle for its LS-3000 Series and GS-5000 Series products has proven to be generally between six to nine months from initial customer contact. A lengthy process is often the case in the purchase of an initial unit. Subsequent purchases require less time and often result in multiple orders. Typically, potential purchasers visit division headquarters to receive a full demonstration of the product and to discuss the merits of the product with the division's engineers before making a purchase decision.

                  Sales activities in the domestic market are handled by direct sales personnel. Due to the depth of analysis involved in the customer's purchase decision, division management emphasizes active interaction between the direct sales staff and the buyer throughout the selling process.

                  The division maintains distribution capabilities in both Europe and the Far East, providing access to all major markets for electronic and semiconductor test equipment. A sales and technical support office was recently established in Singapore.

                  The division presently employs 8 persons primarily engaged in sales. Lending further support to the sales effort is a 102 person engineering and technical staff, which provides assistance in areas requiring in-depth technical analysis.


                  B. Acuity

                  Acuity markets its products worldwide through a direct marketing, sales and sales application engineering force of 30 persons and through distributors and system integrators.

            Acuity has distributors in North America, Europe and Asia. Acuity supports its distribution channels with regional sales managers and sales application engineers who support and interface directly with the distributors. In addition, Acuity provides sales and product training to its distributors as well as technical product support.

                  C. CI

                  CI's product line is sold by its direct sales organizations in the United States and its foreign subsidiaries in Belgium, France, Germany and the United Kingdom. It also distributes its products in these areas and other parts of the world through distributors, value added resellers and systems integrators. CI also sells products and components to OEMs, including materials handling equipment manufacturers and system integration firms. These firms combine CI's products with other hardware and software to create customized information and control systems for sales to end users.

            (iv) Sources of Supply

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

            (v) Proprietary Protection

            At September 30, 1996 the Company owned 127 issued U.S. patents, with expiration dates ranging from 1996 to 2016. The Company also has various U.S. and foreign registered trade marks.

            The Company does not believe that its present operations are materially dependent upon the proprietary protection that may be available to the Company by reason of any one or more of such patents. Moreover, as its patent position has not been tested with the exception of the litigation referred to elsewhere herein under "Legal Proceedings," no assurance can be given as to the effectiveness of the protection afforded by its patent rights.

            (vi) Customers

            Intel accounted for approximately 15% and 11% of the Company's consolidated sales during its fiscal years ended September 30, 1996 and 1995. No other customers accounted for more than 10% of such sales during the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

            (vii) Backlog

            At September 30, 1996 the Company's backlog was approximately $7.2 million as contrasted with approximately $19.5 million and $11.8 million at September 30, 1995 and 1994, respectively. The Company believes that most of its backlog at September 30, 1996 will be completed prior to the close of fiscal year 1997. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business.

            (viii) Competition

            The Company believes that machine vision has evolved into a new industry over the past several years, in which a number of machine vision-based firms have developed successful industrial applications for the technology. The Company is aware that a large number of companies, estimated to be upward of 100 firms, entered the industry in the 1980's and that most of these were small private concerns. Over the last several years the number of competitors has narrowed to less than
25. The Company believes this is attributable, to a large extent, to consolidation within the industry. Based upon the breadth of its product lines, its customer base, and its level of revenues, the Company believes that it is a significant factor in the machine vision industry.

            (ix) Research and Development

            Company-sponsored research and development efforts over recent years have been largely devoted to continued development of advanced 2-D and 3-D vision technology and applications software for use in various inspection and process control automation systems. Research and development expenditures, net of capitalized software development costs, aggregated approximately $14,679,000, $12,980,000 and $10,255,000 for the Company's fiscal years ended September 30, 1996, 1995 and 1994, respectively. In its fiscal years ended September 30, 1996, 1995 and 1994, the Company capitalized $2,630,000, $535,000 and $433,000, respectively, of its software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

            (x) Environmental Regulation

            The Company believes that compliance with Federal, state, local and, where applicable, foreign environmental regulations does not have any material effect on its capital expenditures, earnings or competitive position.

            (xi) Employees

            At November 30, 1996 the Company employed 509 persons, of whom 203 were engineering and other technical personnel. None of the Company's employees is a member of a labor union.

      (d) Financial Information Relating to Foreign and Domestic Operations and Export Sales

      Revenues from unaffiliated customers generated by the Company's European subsidiaries were $16,226,000, $16,762,000 and $13,702,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

      Total revenues to customers outside the U.S. were $70,975,000, $58,138,000 and $32,973,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

      Export sales from the Company's United States operations to unaffiliated customers were as follows:

                                                 (In Thousands)
                                            Year Ended September 30,
                                  ------------------------------------------
                                   1996             1995              1994
                                   ----             ----              ----

         Europe                   $ 4,675          $ 6,122           $   576
         Asia/Pacific Rim          49,458           35,011            18,413
         Other                      1,173              298               282
                                  -------          -------           -------

         Total                    $55,306          $41,431           $19,271
                                  =======          =======           =======

Item 2. Properties.

            The Company's executive offices, as well as its electronics and aircraft safety divisions, are located in Hauppauge, New York. Electronics division operations are also conducted in New Berlin, Wisconsin.

Acuity's operations are located in Nashua, New Hampshire while those of CI and I.D. Matrix are located in Canton, Massachusetts. The Company also maintains sales and service facilities in four European countries and in Singapore. All of those premises are leased at an aggregate annual cost of approximately $2.4 million. Expiration dates of the respective leases range from 1998 to 2001.

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

            On or about December 4, 1992, Cybo filed and served an answer denying the substantive allegations of the Company's complaint. In addition, Cybo asserted counterclaims against the Company alleging, among other things, breach of contract and warranties, fraud, bad faith, trespass and conversion and is seeking aggregate damages in excess of $10.0 million. Shortly thereafter, the Company moved to dismiss certain of Cybo's counterclaims on the ground that Cybo failed to plead fraud with the requisite particularity. By Order dated March 20, 1993, the Court (i) granted the Company's motion to dismiss without prejudice, and (ii) granted Cybo leave to serve an amended answer with amended counterclaims by April 19, 1993. Cybo has since served an amended answer and counterclaims which purport to plead fraud with the requisite particularity. All pre-trial discovery has been completed, and the Company has moved for partial summary judgment to dismiss most of the damage claims. No decision has been rendered as yet. The Company, upon the advice of its general counsel, believes Cybo's counterclaims are without merit and that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations. Except for certain matters relating to the issue of damages, the parties have completed discovery.

            RVSI is a party to three separate law suits, two of which were commenced by RVSI, in the United States District Court for the Central District of California with View Engineering, Inc. ("View"), a company that competes with RVSI in the assembly and distribution of 3-D machine vision-based products. The law suits involve the question of whether View is infringing a number of RVSI patents in the assembly and distribution of its own 3-D machine vision-based products.

            The first action was commenced by View seeking a declaratory judgment that it was not infringing one of RVSI's patents. In June 1996, the court granted View's motion for summary judgment and held that View's machines did not infringe three of RVSI's patents. RVSI is appealing this decision. The second action was commenced by RVSI against View alleging infringement by View of another one of RVSI patents. In March 1996, the court dismissed the action holding that one of the claims of the pertinent RVSI patent is invalid. RVSI has appealed this decision. The third action was recently commenced by RVSI against View alleging infringement by View of another one of RVSI patents. This action is in its early stages. RVSI believes that the ultimate outcome of the three proceedings will not have a material adverse effect upon RVSI.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Security Holder
        Matters.

            (a) Market Information.

            The Company's Common Stock is quoted on The Nasdaq National Market under the symbol ROBV. The following table sets forth the high and low closing prices for the Company's Common Stock for the periods indicated:

         Fiscal Quarter Ended                 High               Low
         --------------------                 ----               ---

         September 30, 1996                 $17-1/4           $12-13/16
         June 30, 1996                       20-5/16           14-1/2
         March 31, 1996                      24-1/2            12-7/8
         December 31, 1995                   27-1/8            19-3/8

         September 30, 1995                 $23-1/4           $13-1/4
         June 30, 1995                       14-7/8             6-3/4
         March 31, 1995                       7-1/2             5-11/16
         December 31, 1994                    8-1/16            5-3/4


            On December 13, 1996 the closing price of the Company's Common Stock was $14-1/4 per share.

            (b) Holders

            The number of holders of record of the Company's Common Stock as of December 13, 1996 was approximately 6,200.

            (c) Dividends

            The Company has not paid any cash dividends since its inception and does not contemplate doing so in the near future. Any decisions as to the future payment of dividends will depend on the earnings and financial condition of the Company and such other factors as the Board of Directors deems relevant at that time.

            In addition, the payment of cash dividends is restricted under the terms of the Company's revolving credit arrangements with its bank.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Statement of Operation Data:
(In Thousands, except per share amount)


                                                        Fiscal Year Ended September 30,
                                      --------------------------------------------------------------------
                                        1996          1995          1994           1993            1992
                                        ----          ----          ----           ----            ----
Revenues                              $111,022       $93,005       $73,865       $ 61,530        $ 52,381

Income (loss) before
(provision) benefit from
income taxes, discontinued
operations and
extraordinary items                   $ 11,943       $ 8,881       $ 2,944       $   (200)       $   (218)

(Provision) benefit from
income taxes                          $     55       $   635       $   227       $    335        $   (225)

Income (loss) before
discontinued operations and
extraordinary items                   $ 11,998       $ 9,516       $ 3,171       $    135        $   (443)

Discontinued operations               $   --         $  --         $  --         $   --          $  1,214

Income before
 extraordinary items                  $ 11,998       $ 9,516       $ 3,171       $    135        $    771

Extraordinary item                    $   --         $  --         $  --         $   --          $  1,256(a)


Net income                            $ 11,988       $ 9,516       $ 3,171       $    135        $  2,027

Income (loss) per common share
before discontinued operations and
extraordinary items:                  $   0.60       $  0.52       $  0.19       $   0.02        $  (0.04)

Income per common share  before
extraordinary items:                  $   0.60       $  0.52       $  0.19       $   0.02        $   0.07


Net income per common share:          $   0.60       $  0.52       $  0.19       $   0.02        $   0.18

(a) Includes an extraordinary item of $1,138,000(net of income tax provision of $97,000) relating to an agreement with General Motors Corporation, an extraordinary item of $72,000 resulting from the utilization of net operating loss carryforwards, and an extraordinary item of $46,000 resulting from the extinguishment of long-term debt.

Selected Balance Sheet Data:
(In Thousands)

                                          At September 30,
                        -------------------------------------------------------
                          1996       1995        1994        1993        1992
                          ----       ----        ----        ----        ----

Total Assets            $80,044    $61,126     $33,394     $26,130     $21,248
Current Liabilities     $19,645    $21,678     $15,312     $17,782     $10,194
Total Liabilities       $19,874    $21,813     $16,615     $18,101     $13,605
Stockholders' equity    $60,170    $39,313     $16,779     $ 8,029     $ 7,643
Working capital         $44,884    $30,637     $11,477     $ 4,196     $ 7,803

      Reference is made to Item 7 below and the Notes to the Consolidated Financial Statements for a discussion of the financial data presented above.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

Years Ended September 30, 1996 and 1995

            Revenues of $111,022,000 for the year ended September 30, 1996 represent an increase of $18,017,000, or 19%, in comparison to revenues of $93,005,000 for the year ended September 30, 1995. The increase in revenues was primarily attributable to substantially increased shipments of RVSI's LS-3000 Series and GS-5000 Series semiconductor lead inspection systems.

            The gross profit margin for each of the fiscal years ended September 30, 1996 and 1995 was 54%.

            Continued development of the LS-3000 and GS-5000 Series of lead scanning systems, the ID-1 aircraft wing ice detection systems, computerized visual inspection equipment, and barcode scanning and data collection equipment primarily accounted for $14,679,000 in research and development expense, net of capitalized software development costs, during the year ended September 30, 1996, as contrasted with $12,980,000 during fiscal 1995. In its fiscal year ended September 30, 1996, the Company capitalized $2,630,000 of its software development costs as compared to $535,000 over the comparable 1995 period in accordance with the provisions of Statement of Financial Accounting Standards No. 86. Capitalized software development costs for the fiscal year ended September 30, 1996 include $1,534,000 of costs related to certain acquired subsidiaries. These subsidiaries had not capitalized any software development costs in prior years because, prior to their respective acquisitions by the Company, they had not utilized detailed program designs in the software development process. In general, the software development costs incurred by these subsidiaries between the time working models were available and the related software projects were released to customers were not material.

            Selling, general and administrative costs increased by $4,697,000, or 17% for the year ended September 30, 1996 as compared to the prior fiscal year, primarily as a result of increased marketing and distribution costs for the year ended September 30, 1996. The Company incurred $2,036,000 for merger expenses primarily relating to the acquisition of Computer Identics by the Company on August 30, 1996. For the year ended September 30, 1996, net interest income was $868,000 as compared to $273,000 in the comparable period in 1995. The increase is a result of investing additional available funds.

            Net income for the year ended September 30, 1996 was $11,998,000 or $.60 per share, as compared to net income of $9,516,000, or $.52, for the year ended September 30, 1995.

            During the fiscal years ended September 30, 1996 and 1995, the Company recorded benefits from income taxes in the amounts of $55,000, and $635,000, respectively. Such benefits were primarily the result of decreases in the valuation allowances relating to deferred tax asset which emanated from the Company's profitable operations in fiscal 1996 and 1995, and the extent to which the Company can substantiate projected future earnings.

            The deferred tax assets at September 30, 1996 and 1995 of $6,301,000 and $2,375,000, respectively, are equivalent to the benefit to be derived from net operating loss carryforwards that were expected to be utilized to offset future taxable income projected as of the respective balance sheet dates and other temporary differences. The valuation allowance as of September 30, 1996 relates primarily to net operating loss carryforwards and tax credit carryforwards of Acuity, IDM and CI which are subject to annual limitations as a result of the changes in ownership.

Years Ended September 30, 1995 and 1994

            Revenues of $93,005,000 for the year ended September 30, 1995 represent an increase of $19,140,000, or 26%, in comparison to revenues of $73,865,000 for the year ended September 30, 1994. The increase in revenues was a result of substantially increased shipments of RVSI's LS-2000 and LS-3000 Series semiconductor lead inspection systems. Sales of the LS-2000 and LS-3000 Series accounted for revenues of $44,298,000 for the year ended September 30, 1995, representing an increase of $20,887,000, or 89%, as contrasted with LS-2000 sales of $23,411,000 for the year ended September 30, 1994.

            Gross profit margins for the fiscal years ended September 30, 1995 and 1994 were 54% and 51%, respectively. The increase in gross profit margins during fiscal 1995 was primarily due to the improved profitability of the LS-2000 and LS-3000 Series product lines.

            Continued development of the LS-3000 Series of lead scanning systems, the ID-1 aircraft wing ice detection systems, and computerized visual inspection equipment, and barcode scanning and data collection equipment primarily accounted for $12,980,000 in research and development expense, net of capitalized software development costs, during the year ended September 30, 1995, as contrasted with $10,255,000 during fiscal 1994. In its fiscal year ended September 30, 1995, the Company capitalized $535,000 of its software development costs as compared to $433,000 over the comparable 1994 period in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

            Selling, general and administrative costs increased by $3,090,000, or 13% for the year ended September 30, 1995 as compared to the prior fiscal year, primarily as a result of increased marketing and distribution costs for the year ended September 30, 1995. The Company incurred $1,305,000 for merger expenses primarily relating to the acquisition of Acuity by the Company on September 20, 1995. For the year ended September 30, 1995 interest income, net of interest expense was $273,000 as compared to net interest expense of $90,000 in the comparable period in 1994. The increase is as a result of investing additional available funds.

            Net income for the year ended September 30, 1995 was $9,516,000, or $.52 per share, as compared to net income of $3,171,000, or $.19, for the year ended September 30, 1994.

            During the fiscal years ended September 30, 1995 and 1994, the Company recorded benefits from income taxes in the amounts of $635,000, and $227,000, respectively. Such benefits were primarily the result of decreases in the valuation allowances relating to deferred tax asset which emanated from the Company's profitable operations in fiscal 1995 and 1994, and the extent to which the Company can substantiate projected future earnings.

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

Liquidity and Capital Resources

      The Company's operating, investing and financing activities for the year ended September 30, 1996 utilized net cash and cash equivalents of $297,000 as follows:

            o Operating activities provided $3,449,000 during the fiscal year ended September 30, 1996;

            o $5,218,000 was used to purchase property and equipment, primarily computer, engineering and demonstration equipment;

            o     $1,000,000 was received from the maturity of investments;

            o     $77,000 was to pay for the purchase of a business;

            o     $1,950,000 was used to repay short term borrowings;

            o Other financing activities provided $2,428,000 primarily through the issuance of Common Stock upon the exercise of stock options and warrants:

            o The effect of exchange rate changes on cash and cash equivalents was $71,000.

      The Company's inventories at September 30, 1996 of $17,453,000 increased by $5,367,000 from $12,086,000 as of September 30, 1995 primarily to support higher production volumes and customer requirements for shorter leadtimes. Accounts receivable at September 30, 1996 of $20,711,000 increased by $2,567,000 from $18,144,000 as of September 30, 1995 primarily due to higher operating levels and increased sales to larger customers with longer payment terms.

      The Company has a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. There were no borrowings outstanding under this agreement as of September 30, 1996. CI has an unsecured line of credit arrangement with a domestic bank which provides for borrowings up to $1,000,000. Borrowings under the line of credit bear interest at prime plus 1/2 of 1 percent and are payable on demand. At September 30, 1996, CI was in default of one of the loan covenants which was subsequently waived by the bank. There were no borrowings outstanding as of September 30, 1996. In addition, CI has an uncommitted line of credit in the amount of DM 1,500,000 with the same bank. Borrowings under this line of credit bear interest at the prevailing Lombard Rate plus 2 percent and are payable on demand. Borrowings outstanding under this line of credit totaled DM 1,139,000 as of September 30, 1996 (approximately $759,000).

      The Company anticipates that its working capital needs for fiscal 1997 will be satisfied by operating revenues and, if necessary, through borrowings under the existing line of credit.

Foreign Currency Transaction

            The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. Included in the foreign exchange gain (loss) are unrealized foreign exchange gains and losses resulting from the currency remeasurement of the financial statements (primarily inventories, accounts receivable and intercompany debt) of the foreign subsidiaries of the Company into U.S. dollars. To the extent the Company is unable to match revenue received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

Recent Accounting Pronouncements

            In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal 1997. The Company has chosen not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing with its fiscal 1997 consolidated financial statements, pro forma net income and earnings per share as if such method has been used to account for stock-based compensation cost as described in SFAS No. 123.

Effect of Inflation

            Management believes that the effect of inflation has not been material during each of the years ended September 30, 1996, 1995 and 1994, respectively.

Item 8. Financial Statements and Supplementary Data.

            Reference is made to Item 14(a)1 herein.

Item 9. Disagreements on Accounting and Financial Disclosure.

            There have been no changes in the Company's independent auditors due to disagreements on accounting and financial disclosure during the 24 months prior to September 30, 1996.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

      Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1996.

Item 11. Executive Compensations.

      Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1996.

Item 12. Security Ownership of certain Beneficial Owners & Management.

      Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1996.

Item 13. Certain Relationships and Related Transactions.

      Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1996.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   Documents filed as part of this report:

            (i)   Financial Statements.

                  Independent Auditors' Reports

                  Consolidated Balance Sheets at September 30, 1996 and September 30, 1995

                  Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the years Ended September 30, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements


            (ii)  Financial Statement Schedules.

                  Schedule II - Valuation and Qualifying Accounts

            (iii) Exhibits.

                  3(a)  The Company's Restated Certificate of Incorporation(A)

                  10(a) Agreement and Plan of Merger and Reorganization, dated as of July 23, 1996 by and among the Company, Computer Identics Corporation and RVSI Third Acquisition Corp.(A)

                  10(b) Agreement and Plan of Merger and Reorganization dated as of October 1, 1996 by and among the Company, Systemation Engineered Products, Inc. and RVSI Fourth Acquisition Corp.(B)

                  11    Computation of per share amounts

                  21    Subsidiaries of Company

                  23(a) Independent Auditors' Consent - Deloitte & Touche LLP

                  23(b) Consent of Independent Public Accountants - Arthur
                        Andersen LLP

                  23(c) Consent of Independent Public Accountants - Ernst &
                        Young LLP

                  27    Financial Data Schedule

----------
(A) Denotes document appended as an Exhibit to the Company's Registration Statement on Form S-4 (File No. 333-08663) and incorporated herein by reference.

(B) Denotes document filed as Exhibit to the Company's Current Report on Form 8-K dated October 9, 1996 and incorporated herein by reference.

            (b)   Reports on Form 8-K:

                  (i)   September 13, 1996

                  (ii)  Items 2 and 7

                  (iii) Financial Statements of CI.*

                        (A) Report of Ernst & Young LLP, Independent Auditors, dated February 8, 1996 (Page F-27);

                        (B) Report of Deloitte & Touche LLP, Independent Auditors, dated January 28, 1994 (Page F-28);

                        (C) Consolidated Balance Sheets as of December 31, 1995 and 1994 of CI and Subsidiaries (Page F-29);

                        (D) Consolidated Statements of Operations of CI and Subsidiaries for the Years Ended December 31, 1995, 1994 and 1993 (Page F-30);

                        (E) Consolidated Statements of Stockholders' Equity of CI and Subsidiaries for the Years Ended December 31, 1995, 1994 and 1993 (Page F-31);

                        (F) Consolidated Statements of Cash Flows of CI and Subsidiaries for the Years Ended December 31, 1995, 1994 and 1993 (Page F-32);

                        (G) Notes to the Consolidated Financial Statements of CI and Subsidiaries (Pages F-33 through F-39);

                        (H) Consolidated Balance Sheets of CI and Subsidiaries as of March 31, 1996 (unaudited) and December 31, 1995 (Page F-40);

                        (I) Consolidated Statements of Operations of CI and Subsidiaries for the three months ended March 31, 1996 and 1995 (unaudited) (Page F-41);

                        (J) Consolidated Statements of Cash Flows of CI and Subsidiaries for the three months ended March 31, 1996 and 1995 (unaudited) (Page F-42); and

                        (K) Notes to Consolidated Financial Statements of CI and Subsidiaries (unaudited) (Page F-43).

                  (iv)  Pro Forma Financial Information.*

                        (A) Summary of Unaudited Pro Forma Combined Statements of Operations for the six months ended March 31, 1996 and 1995 and for the years ended September 30, 1995, 1994 and 1993 (Page 41);

                        (B) Unaudited Pro Forma Condensed Combined Balance Sheets as of March 31, 1996 (Page 42);

                        (C) Unaudited Pro Forma Condensed Combined Statements of Operations for the Fiscal Year Ended September 30, 1995 (Page 43);

                        (D) Unaudited Pro Forma Condensed Combined Statements of Operations for the Fiscal Year Ended September 30, 1994 (Page 44);

                        (E) Unaudited Pro Forma Condensed Combined Statements of Operations for the Fiscal Year Ended September 30, 1993 (Page 45);

                        (F) Unaudited Pro Forma Condensed Combined Statements of Operations for the Six Months Ended March 31, 1996 (Page 46);

                        (G) Unaudited Pro Forma Condensed Combined Statements of Operations for the Six Months Ended March 31, 1995 (Page 47); and

                        (H) Notes to Unaudited Pro Forma Financial Information (Page 48).

----------
* Incorporated by reference to the Company's definitive Prospectus, dated August 1, 1996, comprising a portion of its Registration Statement on Form S-4 (File No. 333-08663), relating to the CI Merger (the "Prospectus"). The parenthetical references to page numbers herein relate to the applicable pages of the Prospectus at which the relevant financial statements and notes thereto, as well as the pro forma financial statements and notes thereto, may be located.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Hauppauge, State of New York, on the 30th day of December, 1996.

                                                ROBOTIC VISION SYSTEMS, INC.



                                                By: /s/ Pat V. Costa
                                                    ----------------------------
                                                    Pat V. Costa, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                           Capacity                     Date

                                    Chairman of the
                                    Board, President
                                    and Director
                                    (Principal Executive
/s/ Pat V. Costa                    Officer)                   December 30, 1996
--------------------------
Pat V. Costa

                                    Executive Vice
                                    President, Secretary/
                                    Treasurer and
                                    Director (Principal
/s/ Robert H. Walker                Financial Officer)         December 30, 1996
--------------------------
Robert H. Walker

                                    Senior Vice President
/s/ Howard Stern                    and Director               December 30, 1996
--------------------------
Howard Stern

/s/ Jay M. Haft                     Director                   December 30, 1996
--------------------------
Jay M. Haft


__________________________          Director                   December   , 1996
Donald J. Kramer


__________________________          Director                   December   , 1996
Donald F. Domnick

__________________________          Director                   December 30, 1996
Mark J. Lerner


__________________________          Director                   December   , 1996
Frank A. DiPietro

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Robotic Vision Systems, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits included the financial statement schedule listed in the index at Item 14(a) (1) and (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Acuity Imaging, Inc. and subsidiaries ("Acuity"), a wholly-owned subsidiary, for the years ended September 30, 1995 and December 31, 1994, respectively, which statements reflect total assets constituting 10% of consolidated total assets as of September 30, 1995 and total revenues constituting 21% and 30% of consolidated total revenues for the years ended September 30, 1995 and 1994, respectively. We also did not audit the consolidated financial statements of Computer Identics Corporation and subsidiaries ("CI"), a wholly-owned subsidiary, for the years ended December 31, 1995 and 1994, respectively which statements reflect total assets constituting 21% of consolidated total assets as of September 30, 1995 and total revenues constituting 30% and 35% of consolidated total revenues for the years ended September 30, 1995 and 1994, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Acuity and CI as of September 30, 1995 and for the years ended September 30, 1995 and 1994, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Jericho, New York
December 9, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acuity Imaging, Inc.:

We have audited the consolidated balance sheet of Acuity Imaging, Inc. (a Delaware corporation and a wholly owned subsidiary of Robotic Vision Systems, Inc.) and subsidiaries as of September 30, 1995, and the related consolidated statements of operations and cash flows for the years ended September 30, 1995 and December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acuity Imaging, Inc. and subsidiaries at September 30, 1995, and the results of their operations and their cash flows for the years ended September 30, 1995 and December 31, 1994 in conformity with generally accepted accounting principles.

On September 20, 1995, Robotic Vision Systems, Inc. acquired Acuity Imaging,
Inc.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
November 6, 1995

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of Computer Identics Corporation:

We have audited the accompanying consolidated balance sheet of Computer Identics Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995 (not presented separately herein). Our audits also included the related financial statements schedule - Valuation and Qualifying Accounts, for each of the two years in the period ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Identics Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations, and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP


Boston, Massachusetts
February 8, 1996

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                           NOTES      1996        1995
                                                           -----      ----        ----
                                                                                Restated
ASSETS                                                                          (Note 2)
CURRENT ASSETS:
  Cash and cash equivalents                                        $  17,975   $  18,176
  Investments                                                          1,500       1,000
  Accounts receivable, net                                   3, 9     20,711      18,144
  Inventories                                                   4     17,453      12,086
  Deferred income taxes                                         5      6,205       2,375
  Prepaid expenses and other                                             685         534
                                                                   ---------   ---------
         Total current assets                                         64,529      52,315
PLANT AND EQUIPMENT, net                                        6      7,981       5,074
INVESTMENTS                                                              665       1,989
GOODWILL, net of accumulated amortization of
  $61 in 1996                                                   2      2,627        --
OTHER ASSETS                                                  5,7      4,242       1,748
                                                                   ---------   ---------
                                                                   $  80,044   $  61,126
                                                                   =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                 9  $     844   $     270
  Loan payable                                                          --         2,387
  Accounts payable                                                     9,995      10,390
  Accrued expenses and other current liabilities                8      7,941       7,264
  Advance contract payments received                                     865       1,367
                                                                   ---------   ---------
         Total current liabilities                                    19,645      21,678

OTHER LIABILITIES                                                        229         135
                                                                   ---------   ---------
TOTAL LIABILITIES                                                     19,874      21,813
                                                                   ---------   ---------
COMMITMENTS AND CONTINGENCIES                                  11
STOCKHOLDERS' EQUITY:                                          12
  Common stock, $.01 par value; shares
    authorized, 30,000,000; shares issued and
    outstanding, 1996 - 18,957,000 and 1995 - 17,298,000                 190         173
  Additional paid-in capital                                         143,632     134,904
  Accumulated deficit                                                (83,974)    (95,912)
  Deferred compensation                                                 --           (60)
  Unrealized gain on investments available for sale                      147        --
  Cumulative translation adjustment                                      175         208
                                                                   ---------   ---------
         Total stockholders' equity                                   60,170      39,313
                                                                   ---------   ---------
                                                                   $  80,044   $  61,126
                                                                   =========   =========

See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
(in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                  NOTES      1996       1995       1994
                                                  -----      ----       ----       ----
                                                                      Restated   Restated
                                                                      (Note 2)   (Note 2)
REVENUES                                            16    $ 111,022   $ 93,005   $ 73,865

COST OF REVENUES                                             51,214     42,791     35,876
                                                          ---------   --------   --------

GROSS PROFIT                                                 59,808     50,214     37,989
                                                          ---------   --------   --------
OPERATING COSTS AND EXPENSES:
  Research and development costs                             14,679     12,980     10,255
  Selling, general and administrative expenses               32,018     27,321     24,231
  Merger expenses                                    2        2,036      1,305       --
  Separation costs                                  13         --         --          469
  Interest income                                            (1,076)      (469)      (149)
  Interest expense                                              208        196        239
                                                          ---------   --------   --------

                                                             47,865     41,333     35,045
                                                          ---------   --------   --------
INCOME BEFORE BENEFIT FROM
   INCOME TAXES                                              11,943      8,881      2,944

BENEFIT FROM INCOME TAXES                            5           55        635        227
                                                          ---------   --------   --------

NET INCOME                                                $  11,998   $  9,516   $  3,171
                                                          =========   ========   ========

NET INCOME PER SHARE                                      $    0.60   $   0.52   $   0.19
                                                          =========   ========   ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  19,888     18,133     16,618
                                                          =========   ========   ========

See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
(in thousands)
--------------------------------------------------------------------------------

                                                       Common Stock
                                                    ----------------    Additional                                Unrealized
                                                      Number             Paid-in     Accumulated     Deferred       Gain on
                                            Notes   of Shares  Amount    Capital       Deficit     Compensation   Investments
                                            -----   ---------  ------    -------       -------     ------------   -----------
Balance October 1, 1993
(as previously reported)                             11,217     $113     $ 92,294     $ (90,436)     $  --         $   --

Changes resulting from acquisition
  accounted for as pooling of interests        2      1,972       20       24,177       (18,062)        (113)           --
                                                     ------     ----     --------     ---------      -------           ----

Balance, October 1, 1993 (Restated)                  13,189      133      116,471      (108,498)        (113)           --
Shares and warrants issued in
  connection with private equity
  placement, net of offering costs            12      1,360       14        3,790          --           --              --
Shares issued in connection with
  private placement of subsidiary,
  net of offering costs                       12         59      --           491          --           --              --
Warrants issued for professional
  services                                    12       --        --            38          --           --              --
Shares issued in connection with
  the exercise of stock options
  and warrants                                12        597        5          728          --           --              --
Other stock transactions                                 78        1          371          --             59            --
Translation adjustment                                 --        --         --             --           --              --
Net income                                             --        --         --            3,171         --              --
                                                     ------     ----     --------     ---------      -------           ----
Balance, September 30, 1994 (Restated)               15,283      153      121,889      (105,327)         (54)           --
Shares and warrants issued in
  connection with private equity
  placement, net of offering costs            12      1,110       11        9,375          --           --              --
Shares issued in connection with
  private placement of subsidiary,
  net of offering costs                       12        119        2        1,763          --           --              --
Warrants issued for professional
  services                                    12       --        --            92          --           --              --
Shares issued in connection with
  the exercise of stock options
  and warrants                                12        746        7        1,476          --           --              --
Other stock transactions                                 40      --           309          --             (6)           --
Change in year end of pooled companies         2       --        --          --            (101)        --              --
Translation adjustment                                 --        --          --            --           --              --
Net income                                             --        --          --           9,516         --              --
                                                     ------     ----     --------     ---------      -------           ----
Balance, September 30, 1995 (Restated)               17,298      173      134,904       (95,912)         (60)           --
Shares issued in connection with
  the exercise of stock options
  and warrants                                12      1,511       15        5,821          --           --              --
Shares issued in connection with
  the acquisition of Northeast Robotics,
  Inc. accounted for as a purchase             2        139        1        2,675          --           --              --
Warrants issued for professional services     12       --        --            74          --           --              --
Other stock transactions                                  9        1          158          --             60            --
Change in year end of pooled company           2       --        --          --             (60)        --              --
Change in net unrealized holding gains         1       --        --          --            --           --              147
Translation adjustment                                 --        --          --            --           --              --
Net income                                             --        --          --          11,998         --              --
                                                     ------     ----     --------     ---------      -------           ----
Balance, September 30, 1996                          18,957     $190     $143,632     $ (83,974)     $  --         $    147
                                                     ======     ====     ========     =========      =======           ====

                                              Cumulative       Total
                                             Translation    Stockholders'
                                             Adjustment       Equity
                                             ----------       ------

Balance October 1, 1993
(as previously reported)                    $       137      $  2,108

Changes resulting from acquisition
  accounted for as pooling of interests             (58)        5,964
                                                  -----      --------

Balance, October 1, 1993 (Restated)                  79         8,072
Shares and warrants issued in
  connection with private equity
  placement, net of offering costs                 --           3,804
Shares issued in connection with
  private placement of subsidiary,
  net of offering costs                            --             491
Warrants issued for professional
  services                                         --              38
Shares issued in connection with
  the exercise of stock options
  and warrants                                     --             733
Other stock transactions                           --             431
Translation adjustment                               39            39
Net income                                         --           3,171
                                                  -----      --------
Balance, September 30, 1994 (Restated)              118        16,779
Shares and warrants issued in
  connection with private equity
  placement, net of offering costs                 --           9,386
Shares issued in connection with
  private placement of subsidiary,
  net of offering costs                            --           1,765
Warrants issued for professional
  services                                         --              92
Shares issued in connection with
  the exercise of stock options
  and warrants                                     --           1,483
Other stock transactions                           --             303
Change in year end of pooled companies             --            (101)
Translation adjustment                               90            90
Net income                                         --           9,516
                                                  -----      --------
Balance, September 30, 1995 (Restated)              208        39,313
Shares issued in connection with
  the exercise of stock options
  and warrants                                     --           5,836
Shares issued in connection with
  the acquisition of Northeast Robotics,
  Inc. accounted for as a purchase                 --           2,676
Warrants issued for professional services          --              74
Other stock transactions                           --             219
Change in year end of pooled company               --             (60)
Change in net unrealized holding gains             --             147
Translation adjustment                              (33)          (33)
Net income                                         --          11,998
                                                  -----      --------
Balance, September 30, 1996                       $ 175      $ 60,170
                                                  =====      ========

See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
(in thousands)
--------------------------------------------------------------------------------

                                                                        1996          1995          1994
                                                                        ----          ----          ----
                                                                                    Restated      Restated
                                                                                    (Note 2)      (Note 2)
OPERATING ACTIVITIES:
Net income                                                            $ 11,998      $  9,516      $ 3,171
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Deferred income taxes                                               (1,704)       (1,212)        (579)
    Depreciation and amortization                                        2,833         2,029        1,505
    Other                                                                  296           395          364
    Changes in operating assets and liabilities (net of
      effects of business acquired):
      Accounts receivable                                               (3,500)       (4,919)      (3,490)
      Inventories                                                       (4,789)       (4,678)      (1,048)
      Prepaid expenses and other current assets                           (290)         (132)         (34)
      Other assets                                                      (2,743)         (636)        (369)
      Accounts payable                                                    (919)        3,772        1,727
      Accrued expenses and other current liabilities                     2,915         1,244         (440)
      Advance contract payments received                                  (609)         (438)        (329)
      Other liabilities                                                    (39)         (136)         (35)
                                                                      --------      --------      -------
         Net cash provided by operating activities                       3,449         4,805          443
                                                                      --------      --------      -------
INVESTING ACTIVITIES:
Proceeds from maturity of investments                                    1,000         1,500         --
Additions to plant and equipment                                        (5,218)       (3,140)      (1,982)
Purchase of investments                                                   --          (1,484)      (2,984)
Payment for purchase of business                                           (77)         --           --
                                                                      --------      --------      -------
         Net cash used in investing activities                          (4,295)       (3,124)      (4,966)
                                                                      --------      --------      -------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants - private
  equity placements (less offering costs)                                 --          10,306        4,068
Proceeds from the exercise of stock options and warrants                 2,428         1,357          733
Proceeds from short-term borrowings                                       --           3,809        1,578
Payment of short-term borrowings                                        (1,950)       (1,566)      (3,525)
                                                                      --------      --------      -------
         Net cash provided by financing activities                         478        13,906        2,854
                                                                      --------      --------      -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                          71            44           20
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        (297)       15,631       (1,649)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                     18,272         2,545        4,508
                                                                      --------      --------      -------
  End of year                                                         $ 17,975      $ 18,176      $ 2,859
                                                                      ========      ========      =======

See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994 (continued)
--------------------------------------------------------------------------------

                                                       1996           1995         1994
                                                       ----           ----         ----
                                                                    Restated     Restated
                                                                    (Note 2)     (Note 2)
SUPPLEMENTAL INFORMATION:
     Interest paid                                  $      196     $      201     $1,397
                                                    ==========     ==========     ======
     Taxes paid                                     $      467     $      617     $  430
                                                    ==========     ==========     ======
NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Liabilities satisfied by private offering
       of common stock of subsidiary                $     --       $      845     $  227
                                                    ==========     ==========     ======
     Issuance of common stock to acquire
       Northeast Robotics, Inc.                     $    2,676     $     --       $ --
                                                    ==========     ==========     ======
     Income tax benefit relating to the
       exercise of stock options                    $    3,408     $      126     $ --
                                                    ==========     ==========     ======

See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

     a. Description of Business - Robotic Vision Systems, Inc. and subsidiaries (the "Company") designs, manufactures, markets and sells automated two dimensional and three dimensional machine vision based products and systems for inspection, measurement and identification, and is a leader in advanced electro-optical sensor technology. The Company is also developing an ice detection product for the aviation industry.

     b. Principles of Consolidation - The consolidated financial statements include the financial statements of Robotic Vision Systems, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

          The consolidated financial statements of the Company have been prepared to give retroactive effect to the business combination with Computer Identics Corporation ("CI") (Note 2) which occurred on August 30, 1996 and has been accounted for as a pooling of interests.

     c. Revenues and Cost of Revenues - The Company recognizes revenue on its standard electronic inspection and measurement products upon shipment. Revenue from the licensing of software is recognized when the software is delivered if collectibility is probable and there are no significant vendor obligations. Engineering service and support revenue is recognized when such services are rendered. Warranty costs associated with products sold with warranty protection, as well as other post-contract support obligations, are estimated based on the Company's historical experience and recorded in the period the product is sold.

     d. Cash and Cash Equivalents - Cash and cash equivalents includes money market accounts and certain debt securities issued by the United States government with an original maturity of three months or less.

     e. Investments - Investments consist primarily of certain debt securities issued by the United States government with maturities through November 1997. The Company's intention is to hold such investments until their maturity, therefore, such investments are recorded at their amortized cost which was $1,998,000 and $2,989,000 at September 30, 1996 and 1995, respectively. The carrying value of these investments approximated market value. In addition, at September 30, 1996, the Company had marketable equity securities classified as available-for-sale which were recorded at their fair market value of $167,000, with unrealized gains of $147,000 included as a separate component of stockholders' equity.

     f. Inventories - Inventories are stated at the lower of cost (using the first-in, first-out cost flow assumption) or market.

     g. Plant and Equipment - Plant and equipment is recorded at cost less accumulated depreciation and amortization and includes the costs associated with demonstration equipment and other equipment internally developed by the Company. The cost of internally developed assets includes direct material and labor costs and applicable factory overhead. Depreciation is computed by the straight-line method over estimated lives ranging from two to eight years. Leasehold improvements are amortized over the lesser of their respective estimated useful lives or lease terms.

     h. Impairment of Long-Lived Assets - In March 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

          In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The adoption of SFAS No. 121 had no effect on the Company's consolidated financial statements.

     i. Software Development Costs - Software development costs are capitalized in accordance with SFAS No. 86. Capitalized software development costs are amortized primarily over a five-year period, which is the estimated useful life of the software. Amortization begins in the period in which the related product is available for general release to customers.

     j. Research and Development Costs - The Company charges research and development costs for Company-funded projects to operations as incurred. Research and development costs which are reimbursable under customer-funded contracts are treated as contract costs.

     k. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          The cumulative amount of undistributed earnings of foreign subsidiaries at September 30, 1996 was approximately $359,000. The Company does not provide deferred taxes on undistributed earnings of foreign subsidiaries since the Company anticipates no significant incremental U.S. income taxes on the repatriation of these earnings as tax rates in foreign jurisdictions generally approximate or exceed the U.S. Federal rate.

     l. Foreign Currency Translation - Assets and liabilities of the Company's European subsidiaries are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate for the year. The resulting translation adjustments are excluded from operations and accumulated as a separate component of stockholders' equity. Transaction gains (losses) are included in net income and totaled $(52,000), $167,000 and $(72,000) in 1996, 1995 and 1994, respectively.

     m. Accounting for Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal 1997. The Company has chosen not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing with its fiscal 1997 consolidated financial statements, pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

     n. Income Per Share - Net income per common share is computed by dividing each year's net income by the respective weighted average number of shares of common stock outstanding during the period, after giving effect to dilutive options and warrants. The effect of options and warrants was calculated using the modified treasury stock method for the year ended September 30, 1994.

     o. Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          a) Cash and Cash Equivalents - The carrying amounts approximate fair value because of the short maturity of these instruments.

          b) Investments - The carrying amounts approximate fair value as determined by quoted market prices.

          c) Receivables - The carrying amount approximates fair value because of the short maturity of these instruments.

          d) Debt - The carrying amounts approximate fair value based on borrowing rates currently available to the Company for loans with similar terms.

     p. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     q. Reclassifications - Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.

2.   ACQUISITIONS

     a.   Sytemation Engineered Products, Inc.

          On October 1, 1996, the Company acquired the outstanding shares of Systemation Engineered Products, Inc. ("SEP") for 1,740,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $22,838,000. SEP designs manufactures, markets and sells specialized high speed production machinery for the electronics component industry. SEP's principal product lines include tape and reel packaging equipment and automatic optical inspection systems. This acquisition will be accounted for as a pooling of interests. For the year ended September 30, 1996, the Company has incurred expenses of approximately $190,000 and SEP incurred expenses of approximately $670,000 related to this merger. The pro forma adjustments relates to the elimination of intercompany transactions between RVSI and SEP and the elimination of non-recurring merger expenses (net of tax) which are directly attributable to this merger.

          Unaudited pro forma consolidated statement of income data for the years ended September 30, 1996, 1995 and 1994 is as follows:

                                    RVSI          SEP     ADJUSTMENTS   COMBINED
                                    ----          ---     ------------  --------
           1996
           ----

          Revenues                $111,022     $ 32,532      $ (14)     $143,540
          Net income (loss)       $ 11,998     $ (2,272)     $ 533      $ 10,259
          Net income per share    $   0.60                              $   0.47


           1995
           ----

          Revenues                $ 93,005     $ 29,328      $(208)     $122,125
          Net income              $  9,516     $  1,479      $--        $ 10,995
          Net income per share    $   0.52                              $   0.55


           1994
           ----

          Revenues                $ 73,865     $ 17,530      $(401)     $ 90,994
          Net income              $  3,171     $  1,466      $--        $  4,637
          Net income per share    $   0.19                              $   0.25


          The unaudited pro forma consolidated statement of income data combines the historical statement of income data of the Company for the years ended September 30, 1996, 1995 and 1994 with the historical statement of income data of SEP for the twelve months ended September 30, 1996 and the fiscal years ended March 31, 1996 and 1995, respectively.

b.   Computer Identics Corporation

          On August 30, 1996, the Company acquired the outstanding shares of CI for approximately 2,127,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $30,580,000. Outstanding CI stock options were converted into options to purchase approximately 186,000 shares of the Company's common stock. Outstanding CI warrants were converted into warrants to purchase approximately 39,000 shares of the Company's common stock. CI designs, manufactures, markets and sells standard barcode products, data collection networks and systems for data collection and material handling/industrial markets. This acquisition has been accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated to include the accounts of CI for all periods presented. The accompanying September 30, 1995 and 1994 consolidated financial statements include CI's amounts for the years ended December 31, 1995 and 1994. The accompanying consolidated financial statements for the year ended September 30, 1996 include the operations of CI on a common fiscal year. CI's net income for the period October 1, 1995 through December 31, 1995 of $60,000, included twice in the accompanying consolidated statements of income for the fiscal years ended September 30, 1996 and 1995 as a result of conforming fiscal years, has been included as an adjustment to consolidated accumulated deficit. Included in the operating results of the Company for the year ended September 30, 1996 are approximately $24,661,000 of revenues and approximately $793,000 of net loss of CI prior to the date of acquisition (August 30, 1996). Expenses of $1,547,000 have been incurred related to this merger.

          The following is a reconciliation of certain restated amounts with amounts previously reported:

                                                           (in thousands)
                                                        1995            1994
                                                     ----------      ----------
          Revenues:
               As previously reported                $   65,260      $   47,839
               Effect of CI pooling of interests         27,745          26,026
                                                     ----------      ----------
               As restated                           $   93,005      $   73,865
                                                     ==========      ==========
          Net income (loss):
               As previously reported                $    8,833      $    3,681
               Effect of CI pooling of interests            683            (510)
                                                     ----------      ----------
               As restated                           $    9,516      $    3,171
                                                     ==========      ==========

                                                       1995            1994
                                                     --------        --------
          Net income (loss) per share:
            Primary:
               As previously reported                $   0.55        $   0.25
               Effect of CI pooling of interests        (0.03)          (0.06)
                                                     --------        --------
               As restated                           $   0.52        $   0.19
                                                     ========        ========
            Fully diluted:
               As previously dated                   $   0.53        $   0.25
               Effect of CI pooling of interests        (0.01)          (0.06)
                                                     --------        --------
               As restated                           $   0.52        $   0.19
                                                     ========        ========

     c.   Northeast Robotics, Inc.

          On May 30, 1996, the Company consummated a merger with Northeast Robotics, Inc. ("NER"), a privately owned company located in New Boston, New Hampshire, pursuant to which NER became a wholly owned subsidiary of the Company (the "NER Merger"). NER markets a line of patented illumination products to perform reliably in difficult imaging applications involving highly reflective or uneven surfaces. As a consequent of the NER Merger, the Company issued approximately 139,000 shares of its common stock (which had a market value of approximately $2,676,000 on the date the NER Merger was consummated) to the shareholders of NER in exchange for all of the outstanding shares of NER common stock.

          This acquisition has been accounted for as a purchase and, accordingly, the results of NER are included in the consolidated statements of income of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $2,688,000 is being amortized over 15 years. Pro forma results of operations assuming NER was acquired as of the beginning of each of the fiscal years ended September 30, 1996 and 1995 would not differ materiality from the reported results.

     d.   International Data Matrix, Inc.

          On October 23, 1995, the Company acquired the outstanding shares of International Data Matrix, Inc. ("IDM") for approximately 370,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $8,183,000. IDM is a manufacturer and supplier of two dimensional bar code reading systems. This acquisition has been accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated to include the accounts of IDM for all periods presented. The accompanying September 30, 1994 consolidated financial statements include IDM's amounts for the year ended December 31, 1994. The accompanying consolidated financial statements for the years ended September 30, 1995 and 1996 include the operations of IDM on a common fiscal year. IDM's net loss for the period October 1, 1994 through December 31, 1994 of $154,000, included twice in the accompanying consolidated statements of income for the fiscal years ended September 30, 1995 and 1994 as a result of conforming fiscal years, has been included as an adjustment to the consolidated accumulated deficit. Included in the operating results of the Company for the years ended September 30, 1996 are approximately $77,000 of revenues and $135,000 of net loss of IDM prior to the date of acquisition (October 23, 1995). Expenses of $445,000 have been incurred related to this merger.

     e.   Acuity Imaging, Inc. and Subsidiaries

          On September 20, 1995, the Company acquired the outstanding shares of Acuity Imaging, Inc. ("Acuity") for approximately 1,448,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $31,141,000. Acuity designs, manufactures and markets two dimensional machine vision systems for use in industrial automation. Outstanding Acuity stock options were converted into options to purchase approximately 114,000 shares of the Company's common stock. This acquisition has been accounted for as a pooling of interests. The accompanying September 30, 1994 consolidated financial statements include Acuity's amounts for the years ended December 31, 1994. The accompanying consolidated financial statements for the years ended September 30, 1995 and 1996 include the operations of Acuity on a common fiscal year. Acuity's net income for the period October 1, 1994 through December 31, 1994 of $255,000, included twice in the accompanying consolidated statements of income for the fiscal years ended September 30, 1995 and 1994 as a result of conforming fiscal years, has been included as an adjustment to the consolidated accumulated deficit. Included in the operating results of the Company for the year ended September 30, 1995 are approximately $19,153,000 of revenues and $1,188,000 of net loss of Acuity prior to the date of acquisition (September 20, 1995). Expenses of $1,160,000 have been incurred related to this merger.

     f.   Merger of Acuity (formerly Automatix Incorporated) with Itran Corp.

          On January 26, 1994, Acuity (formerly Automatix Incorporated ["Automatix"]) merged with Itran Corp. ("Itran") in a tax-free exchange of approximately 1,483,000 registered shares of Automatix common stock for substantially all of Itran's outstanding common and preferred stock. Itran was a developer and seller of computerized visual inspection equipment. Automatix was the surviving corporation and, simultaneously with the merger, changed its name to Acuity Imaging, Inc. Outstanding Itran stock options were converted into options to purchase approximately 162,000 shares of Acuity's common stock. The merger has been accounted for as a pooling of interests. Expenses of approximately $1,091,000 were incurred related to this merger.

3.   RECEIVABLES

     Receivables at September 30, 1996 and 1995 consisted of the following:

                                                          (in thousands)
                                                         1996        1995
                                                        -------     -------
            Billed accounts receivable                  $19,045     $17,365
            Unbilled accounts receivable                  2,206       1,298
                                                        -------     -------
            Total                                        21,251      18,663
            Less allowance for doubtful
               accounts receivable                          540         519
                                                        -------     -------
            Receivables - net                           $20,711     $18,144
                                                        =======     =======

     Unbilled receivables primarily relate to sales recorded on standard products which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is probable. The Company estimates that all of its unbilled receivables at September 30, 1996 will become billable during the ensuing twelve months.

4.   INVENTORIES

     Inventories at September 30, 1996 and 1995 consisted of the following:

                                                          (in thousands)
                                                         1996        1995
                                                        -------     -------
            Raw materials                               $ 7,628     $ 4,234
            Work-in-process                               7,150       5,851
            Finished goods                                2,675       2,001
                                                        -------     -------
            Total                                       $17,453     $12,086
                                                        =======     =======

5.   INCOME TAXES

     The components of income before benefit from income taxes are as follows:

                                                   (in thousands)
                                     1996               1995              1994
                                   --------            ------           -------

     Domestic                      $ 12,035            $8,816           $ 3,045
     Foreign                            (92)               65              (101)
                                   --------            ------           -------
     Total                         $ 11,943            $8,881           $ 2,944
                                   ========            ======           =======

     The benefit from income taxes for the fiscal years ended September 30, 1996, 1995 and 1994 consisted of the following:

                                                        (in thousands)
                                               1996          1995        1994
                                              -------      -------      -------
      Current:
          Federal                             $ 4,191      $ 4,012      $ 1,377
          State                                 1,034          632          290
          Foreign                                  38           42           38
          Utilization of net operating
            loss carryforwards                 (3,614)      (4,109)      (1,353)
                                              -------      -------      -------
                                                1,649          577          352
                                              -------      -------      -------
      Deferred:
          Federal                                 443        1,191          353
          State                                    83          222           66
          Adjustment of valuation allowance    (2,230)      (2,625)        (998)
                                              -------      -------      -------
                                               (1,704)      (1,212)        (579)
                                              -------      -------      -------
          Total                               $   (55)     $  (635)     $  (227)
                                              =======      =======      =======

     The adjustments of the valuation allowance during fiscal 1996, 1995 and 1994 emanate from the Company's profitable operations during those years and the extent to which the Company can substantiate projected future earnings. The valuation allowance as of September 30, 1996 relates primarily to net operating loss carryforwards and tax credit carryforwards of Acuity, IDM and CI which are subject to annual limitations as a result of the changes in ownership.

     The income tax benefits related to the exercise of stock options reduces taxes currently payable or increases net deferred tax assets, and is credited to additional paid-in capital. Such amounts approximate $3,408,000 and $126,000 during the fiscal years ended September 30, 1996 and 1995, respectively.

     A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the years ended September 30, 1996, 1995 and 1994 is as follows:

                                                                 1996       1995       1994
                                                                ------     ------     ------
     U.S. Federal statutory rate                                  34.0%      34.0%      34.0%
     Increases (reductions) due to:
     State taxes - net of Federal tax benefit                      6.2        4.9        7.5
     Utilization of net operating loss carryforwards             (30.3)     (43.2)     (44.8)
     Anticipated future utilization of net operating
       loss carryforwards                                        (12.2)     (13.7)     (19.7)
     Net operating loss not producing current tax benefits         0.9        8.8        9.8
     Net foreign losses for which no benefit was provided          0.6        1.2        5.1
     Other - net                                                   0.3        0.8        0.4
                                                                ------     ------     ------
     Total                                                        (0.5)%     (7.2)%     (7.7)%
                                                                ======     ======     ======

     The net deferred tax asset at September 30, 1996, 1995 and 1994 is comprised of the following:

                                                      (in thousands)
      Deferred Tax Assets (Liabilities)      1996          1995          1994
      --------------------------------     --------      --------      --------
      Net operating loss carryforwards     $ 12,436      $ 13,334      $ 15,855
      Tax credit carryforwards                2,853         2,651         1,729
      Accrued liabilities                       852           997         1,038
      Inventories                             1,466           801           652
      Receivables                               188           173           184
      Property and equipment                   (235)            5           204
      Merger expenses                           706           288          --
      Software development costs               (543)         --            --
                                           --------      --------      --------
                                             17,723        18,249        19,662
      Less valuation allowance              (11,422)      (15,874)      (18,499)
                                           --------      --------      --------
      Total                                $  6,301      $  2,375      $  1,163
                                           ========      ========      ========

     At September 30, 1996, other assets include noncurrent net deferred tax assets of $96,000.

     As of September 30, 1996, Robotic Vision Systems, Inc. ("RVSI") had Federal net operating loss carryforwards of approximately $5,700,000. Such loss carryforwards expire in the fiscal years 2005 through 2007. Additionally, RVSI had Federal income tax credits of approximately $1,085,000 and state income tax credits of approximately $774,000. The utilization of the carryforwards to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods.

     As of September 30, 1996, CI had Federal net operating loss carryforwards of approximately $5,223,000 which expire in the fiscal year 2001 through 2011, and approximately $4,663,000 of net operating loss carryforwards attributable to its foreign operations which can be carried forward indefinitely. Additionally, CI had Federal income tax credits of approximately $665,000 and state income credits of approximately $229,000. Because of the changes in ownership, as defined in the Internal Revenue Code, which occurred in August 1996 (Note 2), certain of the net operating loss carryforwards and credits are subject to annual limitations.

     As of September 30, 1996, IDM had Federal net operating loss carryforwards of approximately $5,470,000. Such loss carryforwards expire in the fiscal years 2006 through 2011. In addition, IDM had available approximately $37,000 of unused general business tax credits. Because of the changes in ownership, as defined in the Internal Revenue Code, which occurred in October 1995 (Note 2), certain of the net operating loss carryforwards and credits are subject to annual limitations.

     As of September 30, 1996, Acuity had Federal net operating loss carryforwards of approximately $11,355,000. Such loss carryforwards expire in the fiscal years 1997 through 2010. In addition, Acuity had available approximately $325,000 of unused investment tax credits. Because of the changes in ownership, as defined in the Internal Revenue Code, which occurred in January 1994 and September 1995 (Note 2), certain of the net operating loss carryforwards and credits are subject to annual limitations.

6.   PLANT AND EQUIPMENT

     Plant and equipment at September 30, 1996 and 1995 consisted of the following:

                                                           (in thousands)
                                                          1996        1995
                                                         -------     -------
      Machinery and equipment                            $ 4,676     $ 5,259
      Furniture, fixtures and other equipment              3,795       2,539
      Demonstration equipment                              4,874       3,256
      Leasehold improvements                               1,185         521
                                                         -------     -------
      Total                                               14,530      11,575
      Less accumulated depreciation and amortization       6,549       6,501
                                                         -------     -------
      Plant and equipment - net                          $ 7,981     $ 5,074
                                                         =======     =======

7.   OTHER ASSETS

     Other assets at September 30, 1996 and 1995 consisted of the following:

                                                           (in thousands)
                                                          1996        1995
                                                         ------      ------
      Software development costs, net
         of accumulated amortization of
         $1,289,000 and $738,000, respectively           $3,353      $1,274
      Other                                                 889         474
                                                         ------      ------
      Total                                              $4,242      $1,748
                                                         ======      ======

     Certain software development costs totaling $2,630,000 and $535,000 have been capitalized during the fiscal years ended September 30, 1996 and 1995, respectively. Capitalized software development costs for the fiscal year ended September 30, 1996 include $1,534,000 of costs related to certain acquired subsidiaries. These subsidiaries had not capitalized any software development costs in prior years because, prior to their respective acquisitions by the Company, they had not utilized detailed program designs in the software development process. In general, the software development costs incurred by these subsidiaries between the time working models were available and the related software projects were released to customers were not material.

     Amortization expense relating to software development costs for 1996, 1995 and 1994 was $551,000, $325,000 and $239,000, respectively.

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          Accrued expenses and other current liabilities at September 30, 1996 and 1995 consisted of the following:

                                                           (in thousands)
                                                          1996       1995
                                                         ------     ------
      Accrued wages and related employee benefits        $3,402     $2,530
      Accrued sales commissions                           2,634      1,982
      Other                                               1,905      2,752
                                                         ------     ------
      Total                                              $7,941     $7,264
                                                         ======     ======

9.   NOTES PAYABLE

     The Company has a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. There were no borrowings outstanding under this agreement at September 30, 1996.

     CI has an unsecured line of credit arrangement with a domestic bank which provides for borrowings up to $1,000,000. Borrowings under the line of credit bear interest at the prime rate (the prime rate was 8 1/4 percent at September 30, 1996) plus one half of one percent and are payable on demand. At September 30, 1996, CI was in default of one of the loan covenants which was subsequently waived by the bank. There were no borrowings outstanding as of September 30, 1996. In addition, CI has an uncommitted line of credit in the amount of DM 1,500,000 with the same bank. Borrowings under this line of credit bear interest at the prevailing Lombard Rate plus 2 percent and are payable on demand. Borrowings outstanding under this line of credit totaled DM 1,139,000 as of September 30, 1996 (approximately $759,000).

     During 1995, three institutional investors, as well as a former stockholder of IDM common stock, loaned IDM a total of $270,000 for working capital purposes. Such loans bore interest at the rate of 10 percent and were secured by certain accounts receivable, inventory, and equipment. Such amounts were repaid in October 1995.

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

     The components of net pension cost for the fiscal years ended September 30, 1996, 1995 and 1994 are summarized as follows:

                                                                  (in thousands)
                                                            1996       1995       1994
                                                           -----      -----      -----
      Service cost - benefits earned during the period     $ 219      $ 158      $ 143
      Interest on projected benefit obligations               97         83         62
      Estimated return on plan assets                        (81)       (56)       (52)
      Other - amortization of actuarial gains and
        net transition asset                                 (23)       (20)       (30)
                                                           -----      -----      -----
      Net pension cost                                     $ 212      $ 165      $ 123
                                                           =====      =====      =====

     The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 30, 1996 and 1995 is as follows:

                                                                       (in thousands)
                                                                      1996         1995
                                                                     -------      -------
      Fair value of plan assets                                      $ 1,211      $   810
                                                                     -------      -------
      Actuarial present value of benefit obligation:
        Accumulated benefit obligation, including
          vested benefits of $965,000 and $754,000 in
          1996 and 1995, respectively                                  1,246          933
        Effect of projected compensation increases                       350          340
                                                                     -------      -------
      Projected benefit obligation for services rendered to date       1,596        1,273
                                                                     -------      -------
      Projected benefit obligation in excess of plan assets             (385)        (463)
      Unrecognized net loss                                              210          217
      Remaining unrecognized net transition asset being
        amortized over 11 years                                          (50)         (86)
      Unrecognized prior service costs                                    28           34
                                                                     -------      -------
      Accrued pension cost                                           $  (197)     $  (298)
                                                                     =======      =======

     Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                              1996      1995
                                                              ----      ----
      Discount rate                                           7.50%     8.00%
      Rate of compensation increase                           4.00%     4.00%
      Expected long-term rate of return on assets             8.25%     8.25%

     Defined Contribution Plans - The Company has three defined contribution plans (the "Plans") for all eligible employees, as defined by the Plans. The Company made matching employer contributions at various percentages in accordance with the respective plan documents. The Company incurred $242,000, $183,000 and $163,000 for matching employer contributions to the Plans in 1996, 1995 and 1994, respectively. In 1996, 1995 and 1994, the Company issued 4,000, 12,000 and 9,000 shares, respectively, of its common stock to one of the Plans related to its prior year contribution.

11.  COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company has entered into operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable scheduled rentals under these agreements are as follows (in thousands of dollars):

     Year Ending September 30:
     -------------------------
                                  Facilities       Equipment         Total
                                  ----------       ---------         -----

            1997                    $1,530           $267           $1,797
            1998                     1,371            146            1,517
            1999                       974             63            1,037
            2000                       809             18              827
            2001                       434              3              437
            Thereafter                --                1                1
                                    ------           ----           ------
            Total                   $5,118           $498           $5,616
                                    ======           ====           ======

     Rent expense for 1996, 1995 and 1994 was $1,703,000, $1,470,000 and
     $1,395,000, respectively.

     Litigation - During fiscal 1992, the Company instituted an action against Cybo Systems, Inc. ("Cybo"), alleging that Cybo breached certain agreements between the parties with respect to the sale by the Company to Cybo of all of the assets of its welding and cutting systems business.

     In response to the action brought by the Company, Cybo asserted claims against the Company alleging, among other things, breach of contract and warranties, fraud, bad faith, trespass and conversion. Cybo is seeking aggregate damages in excess of $10,000,000. The Company believes that Cybo's claims are without merit and plans to defend against them vigorously. The Company's management, after discussion with legal counsel, believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's consolidated financial statements.

     The Company is also presently involved in other litigation matters in the normal course of business. Based upon discussion with Company legal counsel, management does not expect that these matters will have a material adverse impact on the Company's consolidated financial statements.

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

     During fiscal 1995, IDM entered into an agreement with a group of investors and certain then existing stockholders. Under the agreement, IDM received approximately $1,765,000 after expenses, in exchange for 46,447 shares of IDM's common stock (approximately 119,000 equivalent shares of RVSI common stock). IDM used approximately $785,000 of the net proceeds to satisfy certain notes payable and related accrued interest and $60,000 of the net proceeds to satisfy certain accounts payable.

     During fiscal 1994, the Company entered into an agreement with a group of investors. Under the agreement the Company received approximately $3,804,000, after expenses, in exchange for the issuance of 1,360,000 shares of the Company's common stock. The Company also issued warrants exercisable through December 1999 to purchase 51,000 shares of the Company's common stock at an exercise price of $3.75 per share.

     During fiscal 1994, IDM entered into an agreement with an investor and certain existing stockholders. Under the agreement, IDM received approximately $491,000, after expenses, in exchange for 22,796 shares of IDM's common stock (approximately 59,000 equivalent shares of RVSI common stock). IDM used approximately $227,000 of the net proceeds to satisfy certain notes payable and related accrued interest.

     Warrants Issued for Services Rendered - During fiscal 1996, the Company issued warrants under certain agreements granting the holders thereof the right through September 2000 to purchase up to approximately 47,000 shares of the Company's common stock at exercise prices ranging from $12.88 to $25.00 per share as compensation for professional services rendered. The Company recorded an expense of approximately $74,000 related to the issuance of such warrants.

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

     Warrants Exercised - During fiscal 1996, the Company received approximately $1,358,000 in connection with the issuance of approximately 1,014,000 shares of its common stock upon the exercise of warrants to purchase such shares at prices ranging between $1.00 and $9.00 per share.

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

     Warrants Outstanding - As of September 30, 1996, there were warrants outstanding to purchase approximately 271,000 shares of the Company's common stock with exercise prices ranging between $1.00 and $25.00 per share.

     Stock Option Plans - The Company has several stock option plans which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors' Stock Option Committee. Such options vest over a period of three to five years. All options issued by the Company to date have exercise prices which were equal to market value of the Company's common stock at the date of grant.

          The following table sets forth summarized information concerning the Company's stock options:

                                                                          Number of Shares           Exercise
                                                                           (In Thousands)           Price Range
                                                                           --------------           -----------

      Options outstanding for shares of common stock at October 1, 1993         1,991             $0.53 - $38.72
      Granted                                                                     366              3.63 -  15.06
      Canceled or expired                                                         (67)             0.53 -  21.51
      Exercised                                                                  (352)             0.53 -  17.43
                                                                                ------             -------------
      Options outstanding for shares of common stock at September 30, 1994      1,938              0.53 -  38.72
      Granted                                                                     294              4.25 -  22.50
      Canceled or expired                                                         (63)             0.53 -  17.43
      Exercised                                                                  (416)             0.53 -  17.43
                                                                                ------             -------------
      Options outstanding for shares of common stock at September 30, 1995      1,753              0.53 -  38.72
      Granted                                                                   1,798             12.88 -  26.75
      Canceled or expired                                                        (208)             1.00 -  22.50
      Exercised                                                                  (498)             0.53 -  17.43
                                                                                ------             -------------
      Options outstanding for shares of common stock at September 30, 1996      2,845             $0.53 - $38.72
                                                                                ======             =============
      Options exercisable at September 30, 1996                                   867
                                                                                =====
      Shares reserved for issuance at September 30, 1996                        3,181
                                                                                =====

13.  SEPARATION COSTS

     In June 1994, CI implemented a cost savings program which resulted in a reduction in its work force. As part of this program, a charge of $469,000 was recorded consisting principally of employee severance and related benefits.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following consolidated quarterly information for 1996 and 1995 have been restated to account for the merger with CI (See Note 2) which has been accounted for as a pooling of interests (in thousands of dollars, except per share amounts):

                                                  1996
                               -------------------------------------------
                                First       Second      Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
                               -------     -------     -------     -------

      Revenues                 $27,826     $28,264     $27,940     $26,992
      Gross profit             $15,123     $15,816     $15,415     $13,454
      Net income               $ 3,946     $ 4,110     $ 3,753     $   189
      Net income per share     $  0.20     $  0.21     $  0.19     $  0.01

                                                  1995
                               -------------------------------------------
                                First       Second      Third      Fourth
                               Quarter     Quarter     Quarter     Quarter
                               -------     -------     -------     -------

      Revenues                 $20,465     $21,243     $24,202     $27,095
      Gross profit             $11,159     $11,765     $12,800     $14,490
      Net income               $ 1,177     $ 4,390     $ 1,069     $ 2,880
      Net income per share     $  0.07     $  0.25     $  0.06     $  0.15

     During the quarter ended September 30, 1996, the Company capitalized approximately $590,000 of software development costs which should have been capitalized during the first three quarters of the fiscal year ended September 30, 1996.

     The quarterly net income per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

15.  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     The Company grants credit to customers who are primarily in the semiconductor industry. During 1996 and 1995, revenues from a single customer represented 15 percent and 11 percent, respectively, of total revenues. No other customer accounted for more than 10 percent of total revenues for fiscal 1996, 1995 and 1994.

16.  GEOGRAPHIC OPERATIONS

     For the purposes of segment reporting, management considers the Company to operate in one industry, the machine vision industry. Operations in this business segment by geographic area are summarized as follows (in thousands of dollars):

                                                         United
                                                         States       Europe    Eliminations  Consolidated
                                                         -------     --------   ------------  ------------
      Year ended September 30, 1996:
      Revenues from unaffiliated customers               $94,796     $ 16,226      $  --        $111,022
      Transfers between geographic areas                   4,128          240       (4,368)         --
                                                         -------     --------      -------      --------
      Total revenues                                     $98,924     $ 16,466      $(4,368)     $111,022
                                                         =======     ========      =======      ========

      Income (loss) before benefit from income taxes     $12,075     $   (201)     $    69      $ 11,943
                                                         -------     --------      -------      --------

      Identifiable assets                                $66,180     $  7,085      $(8,143)     $ 65,122
                                                         =======     ========      =======
      Corporate assets                                                                            14,922
                                                                                                --------
      Total assets at September 30, 1996                                                        $ 80,044
                                                                                                ========

      Year ended September 30, 1995:
      Revenues from unaffiliated customers               $76,243     $ 16,762      $  --        $ 93,005
      Transfers between geographic areas                   5,050          110       (5,160)         --
                                                         -------     --------      -------      --------
      Total revenues                                     $81,293     $ 16,872      $(5,160)     $ 93,005
                                                         =======     ========      =======      ========

      Income (loss) before benefit from income taxes     $ 8,818     $    198      $  (135)     $  8,881
                                                         -------     --------      -------      --------

      Identifiable assets                                $44,350     $  7,465      $(6,985)     $ 44,830
                                                         =======     ========      =======
      Corporate assets                                                                            16,296
                                                                                                --------
      Total assets at September 30, 1995                                                        $ 61,126
                                                                                                ========

      Year ended September 30, 1994:

      Revenues from unaffiliated customers               $60,163     $ 13,702      $  --        $ 73,865
      Transfers between geographic areas                   3,287           97       (3,384)         --
                                                         -------     --------      -------      --------
      Total revenues                                     $63,450     $ 13,799      $(3,384)     $ 73,865
                                                         =======     ========      =======      ========

      Income (loss) before benefit from income taxes     $ 3,010     $    154      $  (220)     $  2,944
                                                         -------     --------      -------      --------

      Identifiable assets                                $30,693     $  6,544      $(6,884)     $ 30,353
                                                         =======     ========      =======
      Corporate assets                                                                             3,041
                                                                                                --------
      Total assets at September 30, 1994                                                        $ 33,394
                                                                                                ========

     Total revenues to customers outside the U.S. were $70,975,000, $58,138,000 and $32,973,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

     Export sales from the Company's United States operations to unaffiliated customers were as follows:

                                                (in thousands)
                                           Year Ended September 30,
                                     -------------------------------------
                                      1996           1995           1994
                                     -------        -------        -------
      Europe                         $ 4,675        $ 6,122        $   576
      Asia/Pacific Rim                49,458         35,011         18,413
      Other                            1,173            298            282
                                     -------        -------        -------
      Total                          $55,306        $41,431        $19,271
                                     =======        =======        =======


                                  * * * * * * *

                                                                     SCHEDULE II
ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(in thousands)

       COLUMN A                            COLUMN B          COLUMN C           COLUMN D       COLUMN E
       --------                            --------          --------           --------       --------
                                                             Addition
                                                      ----------------------
                                                                  Charged to
                                          Balance at  Charged to    Other                      Balance
                                          beginning   Cost and    Accounts      Deductions     at end of
     Descriptions                         of Period   Expenses    - describe    - describe     Period
     ------------                         ---------   --------      ----------  ----------     ------
      Year ended September 30, 1996:
        Allowance for doubtful accounts     $  519     $  122       $   6(1)     $  107(2)     $  540
                                            ======     ======       =====        ======        ======
        Reserve for excess and
          obsolete inventory                $  957     $1,177       $ --         $  149(2)     $1,985
                                            ======     ======       =====        ======        ======


      Year ended September 30, 1995:
        Allowance for doubtful accounts     $  605     $  113       $   8(1)     $  207(2)     $  519
                                            ======     ======       =====        ======        ======
        Reserve for excess and
          obsolete inventory                $1,034     $  280       $ --         $  357(2)     $  957
                                            ======     ======       =====        ======        ======


      Year ended September 30, 1994:
        Allowance for doubtful accounts     $  561     $  117       $ --         $   73(2)     $  605
                                            ======     ======       =====        ======        ======
        Reserve for excess and
          obsolete inventory                $1,070     $  206       $ --         $  242(2)     $1,034
                                            ======     ======       =====        ======        ======

(l)  Recoveries of accounts written off.
(2)  Amounts written off.