Form 10-K/A
period 1996-09-30
ROBOTIC VISION SYSTEMS INC
filed 1997-01-28
CIK 225868

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-K/A-1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended  September 30, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____ to _____

                       Commission File Number      0-8623


                          ROBOTIC VISION SYSTEMS, INC.
              (Exact name of registrant as specified in its charter)

        Delaware                                     11-2400145
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


425 Rabro Drive East, Hauppauge, New York                 11788
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code    (516) 273-9700


Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
      Title of each class                  on which registered
      -------------------                 ---------------------
            None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                  --------------------------------------
                            (Title of Class)


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes [  ]   No [  ]


The number of shares outstanding of the Registrant's common stock is 20,736,251 (as of 12/13/96).

The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $286,939,967 (as of 12/13/96).


                      DOCUMENTS INCORPORATED BY REFERENCE

                                    None

                               PART III


Item 10.  Directors and Executive Officers of the Registrant

      Set forth below is information concerning each of the directors and executive officers of Robotic Vision Systems, Inc. ("RVSI" or the "Company").

                               Director
Name                    Age     Since        Positions and Offices
------------------      ---     ------       ---------------------------

Pat V. Costa             53      1984        Chairman of the Board,
                                             President, Chief Executive
                                             Officer

Frank A. DiPietro        70      1992        Director

Donald F. Domnick        75      1988        Director

Jay M. Haft              61      1977        Director

Donald J. Kramer         64      1995        Director

Mark J. Lerner           44      1994        Director

Howard Stern             59      1981        Senior Vice President
                                             and Director

Robert H. Walker         61      1990        Executive Vice President,
                                             Secretary, Treasurer and
                                             Director

Steven J. Bilodeau       38         -        President,  RVSI  Electronics
                                             Division

Earl H. Rideout          50         -        Vice President

William E. Yonescu       54         -        Vice President




      PAT V. COSTA has served as President, Chief Executive Officer and Chairman of RVSI's Board of Directors (the "RVSI Board") since July 1984. Prior thereto and from 1977, Mr. Costa was employed by GCA Corporation, most recently in the capacity of Executive Vice President. GCA was engaged in the manufacturing of various electronic instrumentation equipment and systems.

     FRANK A. DIPIETRO began his career with General Motors Corporation ("GM") in 1944. During his forty-six year career with GM, he was actively involved in automobile assembly and manufacturing engineering systems. He retired in 1990 and continues as a consultant in laser systems in several industries. At the time of his retirement, Mr. DiPietro held the position of Director of Manufacturing Engineering, Chevrolet-Pontiac-Canada Car Group, for GM. In 1996, he was elected to the position of Director-at-Large for the Society of Manufacturing Engineers.

      DONALD F. DOMNICK served as Vice President of Caterpillar, Inc. from 1977 through 1985. Mr. Domnick, who has been retired since 1985, is also a fellow of the Society of Manufacturing Engineers, is a Director of Midstate College in Peoria, Illinois and is on the Board of Advisors of St. Francis Medical Center.

     JAY M. HAFT has been a practicing attorney for over 25 years and a strategic consultant for growth stage companies. Mr. Haft also serves as Chairman of Noise Cancellation Technologies, Inc., Extech, Inc., and Healthcare Acquisition Corp., each a public company whose respective securities are traded on the Nasdaq Small Cap Market. He is a Managing General Partner of Venture Capital Associates, Ltd. and of Gen Am "1" Venture Fund, a domestic and an international venture capital fund, respectively. From 1989 until 1994, he was a partner at Parker Duryee Rosoff & Haft, counsel to the Company, in New York, New York. He is currently of counsel to such firm.

      DONALD J. KRAMER, prior to the Acuity merger, was Chairman of the Board of Directors of Acuity from January 1994 to September 1995. Mr. Kramer served as a Director of Itran Corp. from 1982 until its merger with Automatix in January 1994. Mr. Kramer is a private investor and was a special limited partner of TA Associates, a private equity capital firm located in Boston, Massachusetts, from January 1990 to March 1996. For the previous five years, Mr. Kramer was a general partner of TA Associates. In January 1997, Mr. Kramer was elected to the Board of publicly held Micro Component Technology,Inc. Mr. Kramer is also a director of several privately held companies.

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

Item 11.  Executive Compensation

Summary Compensation

      Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended September 30, 1996, 1995 and 1994 by its Chief Executive Officer and each of its four most highly compensated executive officers whose compensation exceeded $100,000 during its fiscal year ended September 30, 1996 (collectively, the "Named Officers").


                      Summary Compensation Table


                                      Annual Compensation                   Long Term Compensation
                               ---------------------------------    ------------------------------------
                                                                             Awards             Payouts
                                                                    -----------------------    ---------
                                                                                               Long Term
                     Fiscal                         Other Annual    Restricted    Number of    Incentive     All Other
                      Year      Salary     Bonus    Compensation    Stock Awards   Options      Payouts      Compensation
                      ----     --------   -------   ------------    ------------  ---------    ---------     ------------
Pat V. Costa          1996     $252,801   $85,000                                                             $  2,250(2)
 Chief Execu-         1995     $180,494   $55,300                                                             $177,250(1)(2)
 tive Officer         1994     $176,702   $36,000                                                             $ 52,310(1)(2)

Steven J. Bilodeau    1996     $167,280   $75,000                                                             $   2,250(2)
 Executive            1995     $142,312   $45,000                                                             $   2,250(2)
 Vice President       1994     $139,260   $31,000                                                             $   2,686(2)

Earl H. Rideout       1996     $122,747   $40,000                                                             $   2,250(2)
 Vice President       1995     $124,080   $19,000                                                             $     751(2)
                      1994     $112,127   $13,500

Howard Stern          1996     $144,544   $60,000                                                             $   2,250(2)
 Senior Vice          1995     $120,322   $33,500                                                             $   2,250(2)
 President            1994     $117,787   $26,000                                                             $   2,347(2)

Robert H. Walker      1996     $142,229   $60,000                                                             $   2,250(2)
 Executive Vice       1995     $116,165   $36,000                                                             $   2,250(2)
 President            1994     $111,715   $26,000                                                             $   1,785(2)

____________


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

(2)   Represents accrued and vested payments under the Company's Stock
Ownership  Plan.      For  Mr. Costa, this amount  equaled  $2,310  amd
$2,250  for  the  fiscal  years  ended September  30,  1994  and  1995, respectively.


     Set forth below is information with respect to grants of stock options during the fiscal year ended 9/30/96:

                   OPTION GRANTS IN LAST FISCAL YEAR

                                Percent of
                  Number of     Total Options
                  Securities    Granted
                  Underlying    To Employees    Exercise Or
                  Options       In Fiscal       Base Price    Expiration
                  Granted (#)   Year            ($/Sh)        Date
                  -----------   -------------   -----------   ----------

Pat V. Costa        400,000       24.3%         $ 18.25       1/19/2002

Steven J. Bilodeau  100,000        6.1%         $ 18.25       1/19/2002

Earl H. Rideout      15,000        0.9%         $ 18.25       1/19/2002

Howard Stern         40,000        2.4%         $ 18.25       1/19/2002

Robert H. Walker     30,000        1.8%         $ 18.25       1/19/2002



     Set forth below is further information with respect to the unexercised options to purchase the Company's Common Stock under the Company's 1987, 1991 and 1996 stock option plans:


            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION VALUES



                     Number of                                                    Value of Unexercised
                     Shares                 Number of Unexercised Options         In-the-Money Options
                     Acquired                   at September 30, 1996             at September 30, 1996
                     on          Value      -----------------------------     -----------------------------
Name                 Exercise    Realized   Exercisable     Unexercisable     Exercisable     Unexercisable
------------------  ---------  ----------   -----------     -------------     -----------     -------------
Pat V. Costa        138,000    $2,825,972      262,326         345,000         $2,162,741        $269,250

Steven J. Bilodeau   83,500    $1,563,542            -         112,500                  -        $135,388

Earl H. Rideout      15,000    $  286,996       16,744          31,250         $  200,615        $194,707

Howard Stern         52,000    $  974,020       62,580          51,250         $  729,188        $122,307

Robert H. Walker     32,000    $  605,516       42,914          40,279         $  486,907        $112,145







                           Pension Benefits


                               Years of Service
               ------------------------------------------------
Remuneration    15         20        25          30      35
------------  -------    -------   -------   -------   --------
$100,000......$20,318    $27,090   $33,863   $33,863    $33,863

$125,000......$26,018    $34,690   $43,363   $43,363    $43,363

$150,000......$31,718    $42,290   $52,863   $52,863    $52,863

$175,000......$31,718    $42,290   $52,863   $52,863    $52,863

$200,000......$31,718    $42,290   $52,863   $52,863    $52,863

$225,000......$31,718    $42,290   $52,863   $52,863    $52,863

$250,000......$31,718    $42,290   $52,863   $52,863    $52,863

$300,000......$31,718    $42,290   $52,863   $52,863    $52,863

$400,000......$31,718    $42,290   $52,863   $52,863    $52,863

$500,000......$31,718    $42,290   $52,863   $52,863    $52,863



      The above table sets forth the estimated annual plan benefits payable upon retirement in 1997 at age sixty-five after fifteen, twenty, twenty-five, thirty, and thirty-five years of credited service to the Company.

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

      At September 30, 1996, Mr. Costa had twelve years, Mr. Bilodeau had twelve years, Mr. Rideout had eight years, Mr. Stern had twenty-five years and Mr. Walker had thirteen years of credited service with the Company.

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

Director's Compensation

      During the fiscal year ended September 30, 1996, directors who were not otherwise employees of the Company were compensated at the rate of $1500 for attendance at each meeting of the RVSI Board or any committee thereof; $750 for attendance at any second meeting held during the same day and $200 for participation at a telephonic meeting or execution of a consent in lieu of a meeting.

Report on Executive Compensation

     RVSI does not have a compensation committee charged with reviewing and recommending to the RVSI Board compensation programs for the Company's executive officers. These functions are performed by the RVSI Board as a whole.

     Compensation Philosophy
     -----------------------

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


      Compensation Program
      --------------------

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

      Individual performance reviews are generally conducted annually. Increases in fiscal year 1996 were based on an individual's sustained performance, compensation study recommendations and the achievement of the Company's revenue, profit and earnings per share goals. RVSI does not assign specific weighting factors when measuring performance; rather, subjective judgment and discretion is exercised in light of RVSI's overall compensation philosophy.

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

      The RVSI Board believes that executive officers who are in a position to make a substantial contribution to the long term success of the Company and to build stockholder value should have a significant equity stake in the Company's on-going success. Accordingly, one of the Company's principal motivational methods has been the award of stock options. In addition to financial benefits to executive officers if the price of RVSI's Common Stock during the term of any such option increases beyond such option's exercise price, the program also creates an incentive for executive officers to remain with the Company since options generally vest and become exercisable over a five year period and the first increment is not exercisable until one year after the date of grant.

     Chief Executive Officer Compensation
     ------------------------------------

      Pat V. Costa's compensation is determined substantially in conformity with the compensation philosophy, discussed above, that is applicable to all of RVSI's executive officers. Performance is measured against predefined financial, operational and strategic objectives.

       In establishing Mr. Costa's base salary and bonus, the RVSI Board took into account both corporate and individual achievements. Based upon an executive compensation study performed for the Company in December 1995 by William Mercer & Co., an independent compensation consultant, Mr. Costa's total fiscal year 1995 cash compensation was approximately 30% below the median compensation of chief executive officers of other high-technology companies in a similar industry. The Company has continued to review with compensation and benefits consultants, on a regular basis, its executive compensation.

      Mr. Costa's performance objectives included quantitative goals related to increasing revenues and earnings per share. His goals also included significant qualitative objectives such as evaluating merger and acquisition opportunities, increasing global market penetration and diversifying the Company's products to include ice detection technology for the airline industry.

     In measuring Mr. Costa's performance against these goals, the RVSI Board took note of the fact that RVSI's fiscal 1996 revenues increased
by  19%  and  earnings  per share increased by 15%,  respectively.   In
addition,  under Mr. Costa'a leadership, RVSI acquired Acuity  Imaging,
Inc.  ("Acuity")  in  September  1995,  followed  by  acquisitions   of
International Data Matrix, Inc. ("I.D. Matrix") in October 1995, Northeast Robotics, Inc. ("NER") in May 1996, Computer Identics Corporation ("CI") in August 1996 and Systemation Engineered Products,
Inc.  ("Systemation")  in  October  1996,  respectively.    These  five
acquisitions, strategically combining Acuity's, I.D. Matrix' and CI's 2-D vision and bar code technologies, NER's imaging solutions for difficult lighting situations and Systemation's component processing systems with RVSI's own 3-D vision technology, have positioned RVSI as a the largest company supplying a broad line of 2-D and 3-D vision-based systems and as a leader in electro-optical sensor technology. In addition, international sales increased by 22% in fiscal 1996 over the
prior   fiscal  year.  Further,  in  July  1996  the  Federal  Aviation
Administration ("FAA") approved the Company's ice detection system for use by Delta Air Lines in its de-icing operations, and in January 1997 Delta Air Lines ordered an additional quantity of systems.

     Tax Considerations
     ------------------

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


     Summary
     -------

      The RVSI Board will continue to review the Company's compensation programs to assure such programs are consistent with the objective of increasing stockholder value.


                        THE BOARD OF DIRECTORS

                        Pat V. Costa, Chairman
               Frank DiPietro           Mark Lerner
               Donald Domnick           Howard Stern
               Jay M. Haft              Robert H. Walker
               Donald Kramer


Compensation Committee Interlocks and Insider Participation

      During the fiscal year ended September 30, 1996, the following officers participated in discussions concerning the executive officer compensation: Pat V. Costa, Howard Stern and Robert H. Walker. Each of the named participants did not participate in discussions concerning his own compensation.



PERFORMANCE GRAPH

     Comparison of Five Year Cumulative Performance

                                       Fiscal Year Ended September 30,
                            --------------------------------------------------
                            1991      1992     1993    1994     1995     1996
                            -----    -----    -----    -----    ------   ------
RVSI                        100.0    230.0    600.0    980.0    3720.0   2120.0

S&P 500                     100.0    110.8    125.2    129.8     168.7    203.2

Nasdaq Non-Financial        100.0    105.8    137.7    137.0     190.9    222.8

-------------------
NOTES:
        A. Stockholder returns assume $100 was invested on September 30, 1991, with any dividends reinvested.

        B. Trading activity for RVSI from 11/21/91 through 1/4/94 was on the OTC Bulletin Board; the balance of trading data was as reported by The Nasdaq National Market.



Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

      The following table sets forth certain information regarding the ownership of the Company's Common Stock as of January 16, 1997 by (i) each director of the Company, (ii) each person known by the Company to own beneficially 5% or more of the Company's Common Stock, (iii) each Named Officer and (iv) all directors and executive officers as a group:

                        Number of Shares
Name and Address        of Common Stock          Percent
of Beneficial Owner     Beneficially Owned(1)    of Class
-------------------     ---------------------    --------

Pat V. Costa                373,927  (2)           1.8%

Frank A. DiPietro            48,000  (3)           (14)

Donald F. Domnick            25,700  (4)           (14)

Jay M. Haft                 551,546  (5)           2.6%

Donald J. Kramer             11,654  (6)           (14)

Mark Lerner                 134,128  (7)           (14)

Howard Stern                100,789  (8)           (14)

Robert H. Walker             65,540  (9)           (14)

Steven J. Bilodeau           55,244  (10)          (14)

Earl H. Rideout              20,052  (11)          (14)

General Motors
Corporation
767 Fifth Avenue
New York, NY  10153       1,225,775                5.9%

Marie Cioti
408 Mamaroneck Road
Scarsdale, NY  10583      1,100,000                5.3%

All current executive
officers and directors
as a group(11 persons)    1,418,590  (12)(13)      6.6%

(1) Includes shares issuable pursuant to currently exercisable options and warrants as well as those options and warrants which will become exercisable within 60 days of January 16, 1997. Except as otherwise indicated, the persons named herein have sole voting and dispositive power with respect to the shares beneficially owned.

(2) Includes (i) 342,326 shares issuable to Mr. Costa upon exercise of outstanding options and (ii) 1,601 vested shares held under the Stock Ownership Plan over which shares Mr. Costa has voting power, but does not have dispositive control.

(3) Includes (i) 3,000 shares issuable to Mr. DiPietro upon exercise of outstanding options and (ii) 28,000 shares owned of record by his spouse.

(4) Includes 7,000 shares issuable to Mr. Domnick upon exercise of outstanding options.

(5) Includes (i) 50,000 shares issuable to Mr. Haft upon exercise of outstanding options, (ii) 62,000 shares issuable upon exercise of outstanding warrants and (iii) 398,100 shares owned of record by his spouse, and (iv) 7,666 shares held indirectly in a retirement trust.

(6) Includes 8,802 shares issuable to Mr. Kramer upon exercise of outstanding options.

(7) Includes 126,128 shares issuable to Morgen Evan and Company, Inc. of which Mr. Lerner is the principal owner, upon exercise of outstanding warrants and 8,000 issuable to Mr. Lerner upon exercise of outstanding options.

(8) Includes (i) 74,641 shares issuable to Mr. Stern upon exercise of outstanding options and (ii) 6,148 vested shares held under the Stock Ownership Plan over which shares Mr. Stern has voting power, but does not have dispositive control.

(9) Includes (i) 35,914 shares issuable to Mr. Walker upon exercise of outstanding options and (ii) 5,626 vested shares held under the Stock Ownership Plan over which shares Mr. Walker has voting power, but does not have dispositive control.

(10) Includes (i) 20,000 shares issuable to Mr. Bilodeau upon exercise of outstanding options and (ii) 5,744 vested shares held under the Stock Ownership Plan over which shares Mr. Bilodeau has voting power, but does not have dispositive control.

(11) Includes (i) 19,744 shares issuable to Mr. Rideout upon exercise of outstanding options and (ii) 308 vested shares held under the Stock Ownership Plan over which shares Mr. Rideout has voting power but does not have dispositive control.

(12)  Includes (i) 609,598 shares owned of record and beneficially  and
(ii) 785,495 shares issuable upon exercise of certain outstanding stock options and warrants.

(13) Includes (i) 23,497 vested shares held in the Company's Stock Ownership Plan for certain officers of the Company over which shares such officers have voting power, but do not have dispositive control.

(14) Less than one percent.


Compliance with Section 16(a) of Securities Exchange Act
--------------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC rule to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended September 30, 1996, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Mr. Kramer was not timely in his filing of one monthly report of one transaction.

Item 13.  Certain Relationships and Related Transactions.

      As of January 16, 1997, GM owned approximately 5.9% of the Company's outstanding Common Stock. Sales to GM accounted for less than 1% of the Company's total sales for the Company's fiscal year ended September 30, 1996.

      Mr. Jay M. Haft, a Director of the Company, is of counsel of Parker Duryee Rosoff & Haft, the Company's counsel.

      Mr. Mark Lerner, a Director of the Company, is President of Morgan, Evan & Company, Inc. ("MECO"). Mr. Lerner, through MECO, provided consultation services relative to the Company's international marketing and sales efforts. In accordance with an agreement dated December 1993, during the fiscal years ended September 30, 1995 and September 30, 1996, the Company compensated Mr. Lerner, through MECO, in cash in the amounts of $64,070 and $87,369, respectively, as well as with warrants, at exercise prices from $6.00 to $14.38 and $12.88, respectively, to acquire an aggregate of 57,129 and 42,434 shares of RVSI common stock, respectively. All warrants were issued at the fair market value of RVSI's common stock on the date of grant. The Company believes that the compensation paid by it to MECO was no greater than what would have had to be paid to an unaffiliated person for substantially similar services.

                               SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:     January 28, 1997              ROBOTIC VISION SYSTEMS, INC.


                                        By: /s/Robert H. Walker
                                            Robert H. Walker
                                            Executive Vice President