Form 10-K/A
period 1996-09-30
ROBOTIC VISION SYSTEMS INC
filed 1997-01-29
CIK 225868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A-2

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Hauppauge, State of New York, on the 29th day of January, 1997.

                                                ROBOTIC VISION SYSTEMS, INC.



                                                By: /s/ Robert H. Walker
                                                    ----------------------------
                                                    Robert H. Walker
                                                    Executive Vice President