Form 10-Q
period 1996-12-31
ROBOTIC VISION SYSTEMS INC
filed 1997-02-13
CIK 225868

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996                Commission File Number 0-8623
                  -----------------                                       ------


                          ROBOTIC VISION SYSTEMS, INC.
                          ----------------------------
               (Exact name of Registrant as specified in charter)

          DELAWARE                                               11-2400145
-------------------------------                                 ------------
(State or other jurisdiction of                                 IRS Employer
incorporation or organization)                             Identification Number


425 RABRO DRIVE EAST, HAUPPAUGE, NEW YORK                              11788
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

                                Yes |X|   No |_|


Number of shares of Common Stock outstanding
as of February  6, 1997                                               20,874,908
                                                                      ----------

                                                                  No of Pages 10

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1.  Financial Information

Item 1.  Consolidated Financial statements

                                                    December 31,  September 30,
                                                        1996          1996
                                                        ----          ----
                                                    (Unaudited)     Restated
                    ASSETS                                          (Note 2)

Current Assets:
  Cash and cash equivalents .....................  $  15,802,000  $  18,192,000
  Investments (Note 3) ..........................      1,500,000      1,500,000
  Receivables - net (including unbilled
     receivables of $3,168,000 at December 31,
     1996 and $2,206,000 at September 30, 1996) .     30,818,000     27,338,000
  Inventories (Note 4) ..........................     22,714,000     23,590,000
  Deferred income taxes .........................      7,121,000      8,116,000
  Other current assets ..........................      1,468,000      1,348,000
                                                   -------------  -------------

     Total Current Assets .......................     79,423,000     80,084,000

Plant and equipment, net ........................      9,169,000      9,266,000
Investments .....................................           --          665,000
Goodwill, net ...................................      2,586,000      2,627,000
Other assets ....................................      4,840,000      4,343,000
                                                   -------------  -------------

TOTAL ...........................................  $  96,018,000  $  96,985,000
                                                   =============  =============

                    LIABILITIES

Current Liabilities:
   Notes payable (Note 5) .......................  $   4,929,000  $   7,159,000
   Current portion of long-term debt ............           --        1,066,000
   Accounts payable .............................     10,842,000     11,880,000
  Accrued expenses and other current liabilities      13,476,000     12,332,000
  Advance contract payments received ............      1,291,000      1,671,000
                                                   -------------  -------------
     Total Current Liabilities ..................     30,538,000     34,108,000

Other liabilities ...............................        448,000        479,000
                                                   -------------  -------------

     Total Liabilities ..........................     30,986,000     34,587,000
                                                   -------------  -------------

                    STOCKHOLDERS' EQUITY

Common stock, authorized 30,000,000
shares, $.01 par value; issued and outstanding
20,824,000 shares at December 31, 1996 and
20,697,000 shares at September 30, 1996 .........        208,000        207,000
Additional paid-in capital ......................    143,739,000    143,264,000
Accumulated deficit .............................    (79,244,000)   (81,395,000)
Unrealized gain on investments available for sale           --          147,000
Cumulative translation adjustment ...............        329,000        175,000
                                                   -------------  -------------
     Total Stockholders' Equity .................     65,032,000     62,398,000
                                                   -------------  -------------

TOTAL ...........................................  $  96,018,000  $  96,985,000
                                                   =============  =============

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       1996             1995
                                                                      Restated
                                                                      (Note 2)

Revenues .......................................   $ 35,401,000    $ 36,279,000

Cost of revenues ...............................     17,503,000      17,207,000
                                                   ------------    ------------

Gross profit ...................................     17,898,000      19,072,000

Research and development costs .................      5,225,000       4,527,000

Selling, general and administrative expenses ...      9,500,000       9,395,000

Merger expenses ................................         44,000         224,000

Interest income - net ..........................        (81,000)       (114,000)
                                                   ------------    ------------

Income before provision for income taxes .......      3,210,000       5,040,000

Provision for income taxes .....................      1,059,000         313,000
                                                   ------------    ------------

Net income .....................................   $  2,151,000    $  4,727,000
                                                   ============    ============

Net income per common share ....................   $       0.10    $       0.22
                                                   ============    ============

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                     December 31,
                                                             ---------------------------
                                                                 1996           1995
                                                                 ----           ----
OPERATING ACTIVITIES:
Net income ................................................  $  2,151,000   $  4,727,000
Adjustments to reconcile net income to net
  cash from operating activities:
Deferred income taxes .....................................       995,000        302,000
Depreciation and amortization .............................       944,000        724,000
Other .....................................................      (325,000)        26,000
Changes in assets & liabilities:
  Accounts Receivables ....................................    (3,744,000)    (3,746,000)
  Inventories .............................................       965,000     (2,435,000)
  Prepaid expenses and other current assets ...............      (162,000)      (419,000)
  Other assets ............................................      (503,000)       (76,000)
  Accounts payable ........................................      (675,000)     3,051,000
  Accrued expenses and other current liabilities ..........     1,131,000        576,000
  Advanced contract payments received .....................      (393,000)      (608,000)
                                                             ------------   ------------
Net cash provided by operating activities .................       384,000      2,122,000
                                                             ------------   ------------
INVESTING ACTIVITIES:
Additions to plant & equipment ............................      (671,000)      (974,000)
Proceeds from investments .................................       821,000        500,000
                                                             ------------   ------------

Net cash provided by (used in) investing activities .......       150,000       (474,000)
                                                             ------------   ------------
FINANCING ACTIVITIES:
Issuance of Common Stock in connection with the exercise of
  stock options and warrants ..............................       476,000      1,035,000

Net proceeds (repayments) from short-term borrowings.......    (2,252,000)       998,000

Repayments of long-term borrrowings .......................    (1,066,000)    (1,020,000)
                                                             ------------   ------------
Net cash (used in) provided by financing activities .......    (2,842,000)     1,013,000
                                                             ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS ......................................       (82,000)         3,000
                                                             ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS ...............................................    (2,390,000)     2,664,000

CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR ...................................................    18,192,000     18,302,000
                                                             ------------   ------------
CASH AND CASH EQUIVALENTS - END
OF YEAR ...................................................    15,802,000     20,966,000
                                                             ============   ============

SUPPLEMENTAL INFORMATION:
Interest paid .............................................       157,000        185,000
Taxes paid ................................................     1,285,000        396,000

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet of Robotic Vision Systems, Inc and Subsidiaries (The "Company") as of December 31, 1996, the condensed consolidated statements of operations for the three month periods ended December 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the three month periods ended December 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Form 10-K. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the operating results for the full year.

2.  Acquisitions

On August 30, 1996, the Company acquired the outstanding shares of Computer Identics Corporation ("CI") for approximately 2,127,000 shares of the Company's common stock, having a market value at the date of merger of approximately $30,580,000. Outstanding CI stock options were converted into options to purchase approximately 186,000 shares of the Company's common stock. Outstanding CI warrants were converted into warrants to purchase approximately 39,000 shares of the Company's common stock. CI designs, manufactures, markets and sells standard barcode products, data collection networks and systems for data collection and material handling/industrial markets.

On October 1, 1996, the Company acquired the outstanding shares of Systemation Engineered Products, Inc. ("SEP") for 1,740,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $22,838,000. SEP designs, manufactures, markets and sells specialized high speed production machinery for the electronics component industry. SEP's principal product lines include tape and reel packaging equipment and automatic optical inspection systems.

Both acquisitions were accounted for as poolings of interests and accordingly, the consolidated financial statements have been retroactively restated to include the accounts of CI and SEP for all periods presented. The following is a reconciliation of certain restated amounts with amounts previously reported.


                                                                  Three Months
                                                                     ended
                                                               December 31, 1995
                                                               -----------------
Revenues:
As previously reported ...................................       $20,462,000

Effect of CI and SEP poolings of interests ...............        15,817,000
                                                                 -----------
As restated ..............................................       $36,279,000
                                                                 ===========
Net Income:
As previously reported ...................................       $ 3,886,000

Effect of CI and SEP poolings of interests ...............           841,000
                                                                 -----------
As restated ..............................................       $ 4,727,000
                                                                 ===========
Net income per common share:
Primary:
As previously reported ...................................       $      0.22
Effect of CI and SEP poolings of interests ...............              --
                                                                 -----------
As restated ..............................................       $      0.22
                                                                 ===========

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


3.   Investments

At December 31, 1996 and September 30, 1996, investments consist of certain debt securities issued by the United States government with maturities through November 1997.

4.   Inventories

Inventories at December 31, 1996 and September 30, 1996 consisted of the following;

                                   December 31, 1996        September 30, 1996
                                   -----------------        ------------------
Raw Materials                         $ 13,982,000             $  9,995,000
Work-in-Process                          5,864,000               10,920,000
Finished Goods                           2,868,000                2,675,000
                                      ------------             ------------
          Total                       $ 22,714,000             $ 23,590,000
                                      ============             ============

5.   Notes Payable

The Company has a revolving line of credit from a bank that provides for maximum borrowing of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. As of December 31, 1996, $4,174,000 was outstanding under this credit facility.

CI has an uncommitted line of credit in the amount of DM 1,500,000 with a bank. Borrowings under this line of credit bear interest at the prevailing Lombard Rate plus 2 percent and are payable on demand. Borrowings outstanding under this line of credit totaled DM 1,139,000 as of December 31, 1996 (approximately $755,000).

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's discussion and analysis of financial condition results of operations.

Three Months Ended December 31, 1996 and 1995

Results of Operations

Revenues of $35,401,000 for the three months ended December 31, 1996 represent a decrease of $878,000, or approximately 2.4%, in comparison to revenues of $36,279,000 for the three months ended December 31, 1995. The decrease in revenues is primarily attributed to the general downturn in the semiconductor industry in 1996, affecting shipments at RVSI Electronics and Systemation Engineered Products.

Gross profit margins for the three months ended December 31, 1996 and 1995 were 50.6% and 52.6%, respectively. The decrease in margins was primarily attributed to pricing pressures in the semiconductor sector.

Continued development of the LS-3000 and GS-5000 Series of lead scanning systems, the ID-1 aircraft ice detection system, computerized visual inspection equipment, and barcode scanning and data collection equipment primarily accounted for $5,225,000 in research and development expense during the three months ended December 31, 1996 as contrasted with $4,527,000 during the comparable period in fiscal 1996. Certain software development costs are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. For the three months ended December 31, 1996, $588,000 of these costs were capitalized as compared to $126,000 for the comparable period in fiscal 1996.

Selling, general and administrative costs increased by $105,000, or 1.1% for the three months ended December 31, 1996 as compared to the prior comparable period.

Tax provision for the three months ended December 31, 1996 was $1,059,000 as compared to $313,000 for the comparable period in fiscal 1996. This increase is attributed to the fact that this is the first quarter in which the Company is incurring substantial taxes versus prior quarters that had the benefit of tax loss carryforwards in the core RVSI Electronics business.

Net income for the three months ended December 31, 1996 was $2,151,000, or $.10 per share as compared to net income of $4,727,000, or $.22 for the three months ended December 31, 1995.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's discussion and analysis of financial condition results of operations - Continued

Liquidity and Capital Resources

The Company's operating, investing, and financing activities for the three months ended December 31, 1996 utilized net cash and cash equivalents of $ 2,390,000 as follows:

     - Operating activities provided $ 384,000 during the three months ended December 31, 1996;

     -    $ 821,000 was generated from the maturity of short-term investments;

     - $ 671,000 was used to purchase property and equipment, primarily leasehold improvements and office furniture and equipment, during the three months ended December 31, 1996;

     - $ 476,000 was generated through the issuance of common stock upon the exercise of stock options and warrants;

     -    $ 2,252,000 was used to repay short-term borrowings;

     -    $ 1,066,000 was used to repay long-term borrowings;

     - The effect of exchange rate changes reduced cash and cash equivalents by $ 82,000.

On November 20, 1995, the Company obtained a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus two percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. As of December 31, 1996, $4,174,000 was outstanding under this credit facility.

The Company anticipates that its working capital needs for fiscal 1997 will be satisfied by existing cash and cash equivalents, operating revenues and, if necessary, through borrowings under an existing line of credit.

Foreign Currency Transactions

The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. To the extent the Company is unable to match revenues received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

Effect of Inflation

Management believes that during the three months ended December 31, 1996 the effect of inflation was not material.

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

Part II. Other Information

Item 3.  Exhibits and Reports on Form 8-K

     (a)  Exhibit 11 - Computation of per share amounts

     (b)  Exhibit 27 - Financial Data Schedule

     (c) During the quarter ended December 31, 1996, Registrant filed a current report on Form 8-K, dated October 9, 1996 (Items 2 and 7) to disclose its acquisition of Systemation Engineered Products, Inc. ("SEP"), and an amendment on December 17, 1996 to disclose the audited historical financial statements and related notes of SEP, as well as unaudited proforma financial statements.

                                                                      EXHIBIT 11

ROBOTIC VISION SYSTEMS, INC AND SUBSIDIARIES

COMPUTATION OF PER SHARE AMOUNTS

                                                                   Three Months Ended
                                                       December 31, 1996         December 31, 1995
                                                   ------------------------  -------------------------
                                                                   FULLY                     FULLY
                                                     PRIMARY      DILUTED      PRIMARY      DILUTED
                                                   ------------------------  ------------------------
Net income ......................................  $ 2,151,000  $ 2,151,000  $ 4,727,000  $ 4,727,000
                                                   ===========  ===========  ===========  ===========

Weighted average number of common shares ........   20,738,000   20,738,000   19,359,000   19,359,000

Assumed number of shares issued from common share
  equivalents ...................................      869,000      869,000    2,270,000    2,287,000

Weighted average number of common and common
  equivalent shares .............................   21,607,000   21,607,000   21,629,000   21,646,000
                                                   ===========  ===========  ===========  ===========

Net income per share ............................  $      0.10  $      0.10  $      0.22  $      0.22
                                                   ===========  ===========  ===========  ===========

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ROBOTIC VISION SYSTEMS, INC.
                                       --------------------------------------
                                                Registrant


Dated: February 14, 1997                       /s/ PAT V. COSTA
                                       --------------------------------------
                                                   PAT V. COSTA
                                                President and CEO
                                          (Principal Executive Officer )


Dated: February 14, 1997                      /s/ ROBERT H. WALKER
                                       --------------------------------------
                                                  ROBERT H. WALKER
                                       Executive Vice President and Treasurer
                                           (Principal Financial Officer)