Form 10-Q
period 1997-03-31
ROBOTIC VISION SYSTEMS INC
filed 1997-05-15
CIK 225868

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                   FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                  Commission File Number 0-8623
                  --------------                                         ------

                            ROBOTIC VISION SYSTEMS, INC.
                            ----------------------------

               (Exact name of Registrant as specified in charter)

          DELAWARE                                     11-2400145
-------------------------------                 --------------------------
(State or other jurisdiction of                        IRS Employer
incorporation or organization)                    Identification Number

425 RABRO DRIVE EAST, HAUPPAUGE, NEW YORK                                 11788
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)

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

                                           YES   X   NO
                                              -------  -------

Number of shares of Common Stock outstanding
as of May 7 , 1997                                                20,932,273
                                                                  ----------

                                                      No. of Pages 10
                                                                   ---

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1. Financial Information
        ---------------------

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                                                                  MARCH 31,           SEPTEMBER 30,
                                                                     1997                 1996
                                                          --------------------------  -------------
                                                                 (UNAUDITED)           RESTATED
                                                                                       (NOTE 2)

ASSETS
Current Assets:
  Cash and cash equivalents...............................  $14,652,000                   $18,192,000
  Investments (Note 3)....................................    1,000,000                     1,500,000
  Receivable--net (including unbilled receivables of
  $3,145,000 at March 31, 1997 and $2,206,000 at
  September 30, 1996......................................   31,556,000                    27,338,000
  Inventories (Note 4)....................................   26,410,000                    23,590,000
  Deferred income taxes...................................    6,913,000                     8,116,000
  Other current assets....................................    1,841,000                     1,348,000
                                                            -----------                   -----------

             Total Current Assets.........................   82,372,000                    80,084,000

  Plant and equipment, net................................    9,833,000                     9,266,000
  Investments.............................................        --                          665,000
  Goodwill, net...........................................    2,541,000                     2,627,000
  Other assets............................................    6,013,000                     4,343,000
                                                            -----------                   -----------

             TOTAL........................................ $100,759,000                   $96,985,000
                                                            -----------                   -----------
                                                            -----------                   -----------

             LIABILITIES
Current Liabilities:
  Notes Payable.........................................   $  7,111,000                   $ 7,159,000
  Accounts Payable......................................     14,073,000                    11,880,000
  Accrued expenses and other current liabilities........     12,074,000                    12,332,000
  Current Portion of Long-Term Debt.....................          --                        1,066,000
  Advance Contract Payments Received....................      1,134,000                     1,671,000
                                                            -----------                   -----------

             Total Current Liabilities..................     34,392,000                    34,108,000
  Other Liabilities.....................................        265,000                       479,000
                                                            -----------                   -----------

             Total Liabilities..........................     34,657,000                    34,587,000

             STOCKHOLDERS' EQUITY

Common stock, authorized 30,000,000 shares, $.01 par
value; issued and outstanding
20,912,000 shares at March 31, 1997 and
20,267,000 shares at September 30, 1996.................        209,000                       207,000
Additional paid-in capital..............................    143,978,000                   143,264,000
Accumulated deficit.....................................    (78,326,000)                  (81,395,000)
Unrealized gain on investments available for sale.......          --                          147,000
Cumulative translation adjustment.......................        241,000                       175,000
                                                            -----------                   -----------
             Total Stockholders' Equity.................     66,102,000                    62,398,000
                                                            -----------                   -----------
             TOTAL......................................   $100,759,000                   $96,985,000
                                                            -----------                   -----------

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                    (Unaudited)

                                                            SIX MONTHS ENDED             THREE MONTHS ENDED
                                                               MARCH 31,                     MARCH 31,
                                                      ----------------------------  ----------------------------
                                                                         1996                          1996
                                                          1997        (RESTATED)        1997        (RESTATED)
                                                      -------------  -------------  -------------  -------------
Revenues............................................  $  67,789,000  $  72,413,000  $  32,388,000  $  36,134,000
Cost of Revenues....................................     34,029,000     35,086,000     16,526,000     17,879,000
                                                      -------------  -------------  -------------  -------------

  Gross Profit......................................     33,760,000     37,327,000     15,862,000     18,255,000
                                                      -------------  -------------  -------------  -------------

Research and Development Costs......................     10,684,000      9,390,000      5,459,000      4,863,000
Selling, General and Administrative Expenses........     19,689,000     18,967,000     10,189,000      9,572,000
Merger Expenses.....................................         49,000        226,000          5,000          2,000
Interest income.....................................       (198,000)      (307,000)      (117,000)      (193,000)
                                                      -------------  -------------  -------------  -------------

Income Before Provision (Benefit) from Income
  Taxes.............................................      3,536,000      9,051,000        326,000      4,011,000

Provision (Benefit) for Income Taxes................        467,000        436,000       (592,000)       123,000
                                                      -------------  -------------  -------------  -------------

Net Income..........................................  $   3,069,000  $   8,615,000  $     918,000  $   3,888,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Net Income Per Common Share.........................  $         .14  $         .40  $         .04  $         .18
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted Average Number of Common Shares
  Outstanding.......................................     21,716,000     21,606,000     21,826,000     21,582,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

                      ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                      -------------------------------
                                                                            1997            1996
                                                                      ----------------  -------------
OPERATING ACTIVITIES:
Net income..........................................................     $3,069,000      $ 8,615,000
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes...............................................      1,203,000          302,000
Depreciation and amortization.......................................      1,992,000        1,835,000
Other...............................................................       (221,000)        (101,000)
Changes in assets and liabilities:
   Accounts Receivables.............................................     (4,354,000)      (5,376,000)
   Inventories......................................................     (2,846,000)      (5,426,000)
   Prepaid expenses & other current assets..........................       (435,000)        (726,000)
   Other assets.....................................................     (1,978,000)        (458,000)
   Accounts payable.................................................      2,199,000        2,463,000
   Accrued expenses and other current liabilities...................       (244,000)         (73,000)
   Advanced contract payments received..............................       (530,000)        (574,000)
   Other liabilities................................................       (159,000)         (26,000)
                                                                         ----------     ------------

Net cash (used in) operating activities.............................     (2,304,000)         455,000
                                                                         ----------     ------------
INVESTING ACTIVITIES:
Additions to plant and equipment....................................     (2,170,000)      (2,886,000)
Proceeds from investments...........................................      1,321,000        1,000,000
                                                                         ----------     ------------
Net cash used in investing activities...............................       (849,000)      (1,886,000)
                                                                         ----------     ------------
FINANCING ACTIVITIES:
Issuance of Common Stock in connection with the exercise of stock
  options and warrants..............................................        716,000        2,159,000
Net proceeds (repayments) from short-term borrowings................        (48,000)       1,854,000
Repayments of long-term borrowings..................................     (1,151,000)      (1,020,000)
                                                                         ----------     ------------
Net cash (used in) provided by financing activities.................       (483,000)       2,993,000
                                                                         ----------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS........         96,000          (50,000)
                                                                         ----------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................     (3,540,000)       1,512,000
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD.......................     18,192,000       18,302,000
                                                                         ----------     ------------
CASH AND CASH EQUIVALENTS-END OF PERIOD.............................    $14,652,000     $ 19,814,000
                                                                         ----------     ------------
                                                                         ----------     ------------

SUPPLEMENTAL INFORMATION:
Interest paid.......................................................    $   246,000     $    351,000
                                                                         ----------     ------------
                                                                         ----------     ------------
Taxes paid..........................................................    $ 1,470,000     $    648,000
                                                                         ----------     ------------
                                                                         ----------     ------------

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Robotic Vision Systems, Inc. and Subsidiaries (The "Company") as of March 31, 1997, the condensed consolidated statements of operations for the three and six month periods ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Form 10-K. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

On October 1, 1996, the Company acquired the outstanding shares of Systemation Engineered Products, Inc. ("SEP") for approximately 1,740,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $22,838,000. SEP designs, manufactures, markets and sells specialized high speed production machinery for the electronics component industry. SEP's principal product lines include tape and reel packaging equipment and automatic optical inspection systems.

Both acquisitions were accounted for as poolings of interests and accordingly, the consolidated financial statements have been retroactively restated to include the accounts of CI and SEP for all periods presented. The following is a reconciliation of certain restated amounts with amounts previously reported.


                                                                  SIX MONTHS    THREE MONTHS
                                                                     ENDED          ENDED
                                                                 MARCH 31, 1996 MARCH 31,1996
                                                                 -------------- -------------
Revenues:
As previously reported.........................................  $  41,460,000   $20,998,000
Effect of CI and SEP poolings of interests.....................     30,953,000    15,136,000
                                                                 -------------  ------------
As restated....................................................  $  72,413,000   $36,134,000
                                                                 -------------  ------------
                                                                 -------------  ------------
Net Income:
As previously reported.........................................  $   7,891,000   $ 4,005,000
Effect of CI and SEP poolings of interests.....................        724,000      (117,000)
                                                                 -------------  -------------
As restated....................................................  $   8,615,000   $ 3,888,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Net income per share:
As previously reported.........................................  $        0.45   $      0.23
Effect of CI and SEP poolings of interests.....................          (0.05)        (0.05)
                                                                 -------------  -------------
As restated....................................................  $        0.40   $      0.18
                                                                 -------------  -------------
                                                                 -------------  -------------

                    ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                  (Unaudited)

3. INVESTMENTS

At March 31, 1997 and September 30, 1996, investments consisted of certain debt securities issued by the United States government with maturities through November 1997.

4. INVENTORIES

Inventories at March 31, 1997 and September 30, 1996 consisted of the following:

                                                            MARCH 31, 1997  SEPTEMBER 30, 1996
                                                            --------------  ------------------
Raw Materials.............................................   $ 15,567,000     $    9,995,000
Work-in-Process...........................................      8,629,000         10,920,000
Finished Goods............................................      2,214,000          2,675,000
                                                             ------------     --------------
          Total...........................................   $ 26,410,000     $   23,590,000
                                                             ------------     --------------
                                                             ------------     --------------

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three and Six Months Ended March 31, 1997 and 1996

RESULTS OF OPERATIONS

Revenues of $67,789,000 for the six months ended March 31, 1997 represent a decrease of $4,624,000, or approximately 6.4%, in comparison to revenues of $72,413,000 for the six months ended March 31, 1996. For the three months ended March 31, 1997 revenues of $32,388,000 represent a decrease of $3,746,000 or approximately 10.4%, off the comparable period in 1996. The decrease in revenues is primarily attributable to the Company's semiconductor related business which was affected by a recent lengthening of order lead times, as contrasted with the short lead times that have been characteristic of the semiconductor equipment market for the past several quarters. The Company has observed an upward trend in bookings for its LS- and GS- Series semiconductor lead scanning products in Q1, Q2 and continuing thus far in Q3.

Gross profit margins for the six months ended March 31, 1997 and March 31, 1996 were 49.8% and 51.5%, respectively. The decrease in margins was primarily attributed to pricing pressures in the semiconductor sector.

Continued development of the LS-3000 and GS-5000 Series of lead scanning systems, computerized visual inspection equipment, barcode scanning and data collection equipment and the ID-1 aircraft ice detection system primarily accounted for $10,684,000 and $5,459,000 in research and development expense during the six and three months ended March 31, 1997 as contrasted with $9,390,000 and $4,863,000 during the comparable periods in fiscal 1996. Certain software development costs are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. For the six and three months ended March 31, 1997, $1,806,000 and $1,218,000, respectively, of these costs were capitalized as compared to $473,000 and $347,000, respectively, for the comparable periods in fiscal 1996.

Selling, general and administrative costs increased by $722,000 or approximately 3.8%, and $617,000 or approximately 6.4%, for the six and three months ended March 31, 1997 as compared to the prior comparable periods, primarily as a result of increased marketing and distribution costs. The Company incurred $49,000 for merger expenses for the six months ended March 31, 1997. Acuity incurred a non-recurring charge of $220,000 as a consequence of a contract cancellation notice received by one of Acuity's customers which, in turn, caused such customer to cancel its own order to Acuity.

The Company incurred litigation expenses of $873,000 and $633,000 during the six and three month periods ending March 31, 1997 relating to its patent infringement suits instituted against View Engineering and a fraud suit instituted against View's parent, General Scanning Inc. Although the Company expects this litigation activity to continue, it anticipates that the level of expenses will taper off in the second half of the fiscal year.

For the six months ended March 31, 1997 the Company recorded a provision for income taxes of $467,000, which is net of an income tax benefit for the liquidation of its Belgian subsidiary of $805,000.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Net income for the six months ended March 31, 1997 was $3,069,000, or $.14 per share as compared to net income of $8,615,000, or $.40 per share. Net income for the three months ended March 31, 1997 was $918,000, or $.04 per share as compared to net income of $3,888,000, or $.18 per share for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating, investing, and financing activities for the six months ended March 31, 1997 utilized net cash and cash equivalents of $3,540,000 as follows:

    - Operating activities utilized $2,304,000 during the six months ended March 31, 1997;

    - $1,321,000 was generated from the maturity of short-term investments;

    - $2,170,000 was used to purchase property and equipment, primarily systems for engineering development, leasehold improvements, and office furniture and equipment, during the six months ended March 31, 1997;

    - $716,000 was generated through the issuance of common stock upon the exercise of stock options and warrants;

    - $48,000 was used to repay short-term borrowings;

    - $1,151,000 was used to repay long-term borrowings;

    - The effect of exchange rate changes increased cash and cash equivalents by $96,000.

The Company has a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on January 31, 1999. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus 1.75 percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. As of March 31, 1997, $4,924,000 was outstanding under this credit facility. The Company also has available $3,000,000 under an additional credit facility from the same bank which is secured by various assets of the Company. As of March 31, 1997, $1,500,000 was outstanding under this credit facility.

CI has an unconditional line of credit in the amount of DM 1,500,000 with a second bank. Borrowings under this line of credit bear interest at the prevailing Lombard Rate plus two percent and are payable on demand. Borrowings outstanding under this line of credit totaled DM 1,150,000 as of March 31, 1997 (approximately $687,000).

The Company anticipates that its working capital needs for fiscal 1997 will be satisfied by existing cash and cash equivalents, operating revenues and, if necessary, through borrowings under its existing lines of credit.

FOREIGN CURRENCY TRANSACTIONS

The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. To the extent the Company is unable to match revenues received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions. During the quarter ended March 31, 1997 the Company incurred a charge of $245,000 related to foreign currency exchange losses in CiMatrix. Steps are being taken to reduce the Company's future exposure as a result of foreign currency exchange fluctuations.

EFFECT OF INFLATION

Management believes that during the six months ended March 31, 1997 the effect of inflation was not material.

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

PART II.  OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Statement regarding computation of net income per common share.

    (b) Exhibit 27--Financial Data Schedule.

    (c) Registrant filed an 8-K/A-1, Item 7, on January 22, 1997.

                                   EXHIBIT 11

                        COMPUTATION OF PER SHARE AMOUNTS

                                                                           SIX MONTHS ENDED
                                                                    ------------------------------
                                                                    MARCH 31, 1997  MARCH 31, 1996
                                                                    --------------  --------------
Net income........................................................   $  3,069,000    $  8,615,000
                                                                     ------------    ------------
                                                                     ------------    ------------
Weighted average number of common shares..........................     20,808,000      19,761,000
Assumed number of shares issued from common share equivalents.....        908,000       1,845,000
                                                                     ------------    ------------
Weighted average number of common and common equivalent shares....     21,716,000      21,606,000
                                                                     ------------    ------------
                                                                     ------------    ------------
Net income per share..............................................   $       0.14    $       0.40
                                                                     ------------    ------------
                                                                     ------------    ------------

                                                                        THREE MONTHS ENDED
                                                                    --------------------------
                                                                      31, 1997      31, 1996
                                                                       MARCH         MARCH
                                                                    ------------  ------------
Net income........................................................  $    918,000  $  3,888,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average number of common shares..........................    20,879,000    20,163,000
Assumed number of shares issued from common share equivalents.....       947,000     1,419,000
                                                                    ------------  ------------
Weighted average number of common and common equivalent shares....    21,826,000    21,582,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income per share..............................................  $       0.04  $       0.18
                                                                    ------------  ------------
                                                                    ------------  ------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ROBOTIC VISION SYSTEMS, INC.
                                --------------------------------------------
                                       REGISTRANT


DATED: MAY 13, 1997                  /S/ PAT V. COSTA
                                --------------------------------------------
                                       PAT V. COSTA
                                     PRESIDENT AND CEO
                               (PRINCIPAL EXECUTIVE OFFICER)



DATED: MAY 13, 1997                 /S/ ROBERT H. WALKER
                                --------------------------------------------
                                        ROBERT H. WALKER
                                EXECUTIVE VICE PRESIDENT AND TREASURER
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)