Form 10-Q
period 1997-06-30
ROBOTIC VISION SYSTEMS INC
filed 1997-08-14
CIK 225868

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1997             COMMISSION FILE NUMBER 0-8623
-------------------------------              -----------------------------

                        ROBOTIC VISION SYSTEMS, INC.
                        ----------------------------


            (Exact name of Registrant as specified in charter)

        DELAWARE                                        11-2400145
-------------------------------                    ------------------------
(State or other jurisdiction of                        IRS Employer
incorporation or organization)                     Identification Number

425 RABRO DRIVE EAST, HAUPPAUGE, NEW YORK                            11788
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


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

                             YES X    NO
                                ----     ----

Number of shares of Common Stock outstanding
as of August 1, 1997                                  20,999,000
                                                      ----------


                                               No of Pages 10
                                                           --

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated financial statements

                                                                                      JUNE 30,     SEPTEMBER 30,
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                                                      (UNAUDITED)      RESTATED
                                                                                                       (NOTE 2)
                                             ASSETS
Current Assets:
  Cash and cash equivalents......................................................  $   10,720,000  $   18,192,000
  Investments (Note 3)...........................................................         500,000       1,500,000
    Accounts receivable, net (including unbilled
     receivables of $3,754,000 at June 30, 1997
     and $2,206,000 at September 30, 1996).......................................      37,902,000      27,338,000
  Inventories (Note 4)...........................................................      32,592,000      23,590,000
  Deferred income taxes..........................................................       5,963,000       8,116,000
  Other current assets...........................................................       1,926,000       1,348,000
                                                                                   --------------  --------------
        Total Current Assets.....................................................      89,603,000      80,084,000
Plant and equipment, net.........................................................      10,575,000       9,266,000
Investments......................................................................        --               665,000
Goodwill, net....................................................................       5,346,000       2,627,000
Other assets.....................................................................       6,769,000       4,343,000
                                                                                   --------------  --------------
        TOTAL....................................................................  $  112,293,000  $   96,985,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                   LIABILITIES
Current Liabilities:
  Notes payable..................................................................       4,618,000       7,159,000
  Accounts payable...............................................................      17,289,000      11,880,000
  Accrued expenses and other current liabilities.................................      13,377,000      12,332,000
  Current portion of term loan...................................................       1,600,000       1,066,000
  Advance contract payments received.............................................       1,121,000       1,671,000
                                                                                   --------------  --------------
        Total Current Liabilities................................................      38,005,000      34,108,000
Term loan........................................................................       6,400,000
Other liabilities................................................................          50,000         479,000
                                                                                   --------------  --------------
Total Liabilities................................................................      44,455,000      34,587,000
                                                                                   --------------  --------------
                          STOCKHOLDERS' EQUITY
Common stock, authorized 30,000,000
  shares, $.01 par value; issued and outstanding
  20,937,000 shares at June 30, 1997 and
  20,697,000 shares at September 30, 1996........................................         209,000         207,000
Additional paid-in capital.......................................................     144,063,000     143,264,000
Accumulated deficit..............................................................     (76,618,000)    (81,395,000)
Unrealized gain on investments available for sale................................                         147,000
Cumulative translation adjustment................................................         184,000         175,000
                                                                                   --------------  --------------
        Total Stockholders' Equity...............................................      67,838,000      62,398,000
                                                                                   --------------  --------------
        TOTAL....................................................................  $  112,293,000  $   96,985,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                          NINE MONTHS ENDED              THREE MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                    ------------------------------  ----------------------------
                                                                       RESTATED                      RESTATED
                                                                       (NOTE 2)                      (NOTE 2)
                                                         1997            1996           1997           1996
                                                    --------------  --------------  -------------  -------------
Revenues..........................................  $  105,719,000  $  108,496,000  $  37,930,000  $  36,083,000
Cost of Revenues..................................      52,569,000      54,285,000     18,540,000     19,199,000
                                                    --------------  --------------  -------------  -------------
Gross Profit......................................      53,150,000      54,211,000     19,390,000     16,884,000
Research and Development Costs....................      16,974,000      13,982,000      6,290,000      4,592,000
Selling, General and Administrative Expenses......      30,116,000      28,908,000     10,427,000      9,941,000
Merger expense....................................          49,000         300,000       --               74,000
Interest Income...................................        (183,000)       (394,000)        15,000        (87,000)
                                                    --------------  --------------  -------------  -------------
Income Before Provision (Benefit) for Income
  Taxes...........................................       6,194,000      11,415,000      2,658,000      2,364,000
Provision (Benefit) for Income Taxes..............       1,417,000         (57,000)       950,000       (493,000)
                                                    --------------  --------------  -------------  -------------
Net Income........................................  $    4,777,000  $   11,472,000  $   1,708,000  $   2,857,000
                                                    --------------  --------------  -------------  -------------
                                                    --------------  --------------  -------------  -------------
Net Income Per CommonShare........................  $          .22  $          .53  $         .08  $         .13
                                                    --------------  --------------  -------------  -------------
                                                    --------------  --------------  -------------  -------------
Weighted Average Number of Common
  Shares Outstanding...............................      21,670,000      21,619,000     21,578,000     21,647,000

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       --------------------------
                                                                                           1997          1996
                                                                                       -------------  -----------
OPERATING ACTIVITIES: Net income.....................................................  $   4,777,000  $11,472,000
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes................................................................      2,153,000      261,000
Depreciation and amortization........................................................      3,157,000    2,239,000
Other................................................................................       (290,000)      49,000
Changes in assets & liabilities:
  Accounts Receivable................................................................    (10,410,000)  (4,314,000)
  Inventories........................................................................     (9,047,000)  (6,117,000)
  Other current assets...............................................................       (435,000)    (637,000)
  Other assets.......................................................................     (3,434,000)  (1,532,000)
  Accounts payable...................................................................      5,402,000      267,000
  Accrued expenses and other current liabilities.....................................        779,000      645,000
  Advanced contract paymentsreceived.................................................       (543,000)    (938,000)
  Other liabilities..................................................................       (165,000)     (34,000)
                                                                                         ------------  ------------
Net cash (used in) provided by operating activities..................................     (8,056,000)   1,361,000
                                                                                         ------------  ------------
INVESTING ACTIVITIES:
Additions to plant and equipment.....................................................     (3,428,000)  (4,315,000)
Payment for purchase of business, net of cash acquired...............................     (2,993,000)     --
Proceeds from investments............................................................      1,821,000    1,000,000
                                                                                         ------------  ------------
Net cash used in investing activities................................................     (4,600,000)  (3,315,000)
                                                                                         ------------  ------------
FINANCING ACTIVITIES:
Issuance of Common Stock in connection with the exercise of stock options and
  warrants...........................................................................        801,000    2,465,000
Proceeds from term loan..............................................................      8,000,000      --
Net proceeds (repayments) from short-term borrowings.................................     (2,008,000)    (275,000)
Repayments of long-term borrowings...................................................     (1,637,000)  (1,270,000)
                                                                                         ------------  ------------
Net cash provided by financing activities............................................      5,156,000      920,000
                                                                                         ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.........................         28,000      (73,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS............................................     (7,472,000)  (1,107,000)
CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD........................................     18,192,000   18,302,000
                                                                                         ------------  ------------
CASH AND CASH EQUIVALENTS-END OF PERIOD..............................................  $  10,720,000  $17,195,000
                                                                                         ------------  ------------
                                                                                         ------------  ------------
SUPPLEMENTAL INFORMATION: Interest paid..............................................  $     423,000  $   704,000
                                                                                         ------------  ------------
                                                                                         ------------  ------------
Taxes paid...........................................................................  $     228,000  $   935,000
                                                                                         ------------  ------------
                                                                                        ------------  ------------

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. CONDENSED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet of Robotic Vision Systems, Inc. and Subsidiaries (The "Company") as of June 30, 1997, the condensed consolidated statements of operations for the three and nine month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Form 10-K. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

    Both acquisitions were accounted for as poolings of interests and accordingly, the consolidated financial statements have been retroactively restated to include the accounts of CI and SEP for all periods presented. The following is a reconciliation of certain restated amounts with amounts previously reported:

                                                                                    THREE MONTHS    NINE MONTHS
                                                                                        ENDED          ENDED
                                                                                    JUNE 30, 1996   JUNE 30,1996
                                                                                    -------------  --------------
Revenues:
As previously reported............................................................  $  21,455,000  $   62,916,000
Effect of CI and SEP poolings ofinterests.........................................     14,628,000      45,580,000
                                                                                    -------------  --------------
As restated.......................................................................  $  36,083,000  $  108,496,000
                                                                                    -------------  --------------
                                                                                    -------------  --------------
Net Income:
As previously reported............................................................  $   3,850,000  $   11,741,000
Effect of CI and SEP poolings ofinterests.........................................       (993,000)       (269,000)
                                                                                    -------------  --------------
As restated.......................................................................  $   2,857,000  $   11,472,000
                                                                                    -------------  --------------
                                                                                    -------------  --------------
Net income per common share:
Primary:
As previously reported............................................................  $        0.22  $         0.66
Effect of CI and SEP poolings of interests........................................          (0.09)          (0.13)
                                                                                    -------------  --------------

As restated.......................................................................  $        0.13  $         0.53
                                                                                    -------------  --------------
                                                                                    -------------  --------------

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)-- Continued

    On June 30, 1997, RVSI purchased the outstanding shares of Trigon Technologies, Inc. ("Trigon"), a privately held company located in Farmington Hills, Michigan, for $3.0 million in cash plus additional consideration to be paid over a five year period based on the number of units of certain products sold. This acquisition was accounted for as a purchase. Trigon markets a line of 2-D machine vision products for the semiconductor industry, and is a major supplier to RVSI's Systemation Engineered Products subsidiary, along with other semiconductor OEM's. Trigon has been merged into the operations of Acuity Imaging, a RVSI subsidiary, thereby adding PC-based coplanarity inspection for perimeter leaded devices to Acuity's semiconductor industry product offerings.

3. INVESTMENTS

    At June 30, 1997 and September 30, 1996, investments consisted of certain debt securities issued by the United States government with maturities through November 1997.

4. INVENTORIES

    Inventories at June 30, 1997 and September 30, 1996 consisted of the following:

                                                                                 JUNE 30, 1997  SEPTEMBER 30, 1996
                                                                                 -------------  ------------------
Raw Materials..................................................................  $  18,978,000    $    9,995,000
Work-in-Process................................................................     10,792,000        10,920,000
Finished Goods.................................................................      2,822,000         2,675,000
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------
        Total..................................................................  $  32,592,000    $   23,590,000
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------



5. TERM LOAN

    The Company has negotiated a term loan from a bank in the amount of $8,000,000. The term loan matures on the fifth anniversary date of the closing date. The closing date was June 27, 1997, and borrowings under the term loan are secured by all accounts receivable of the Company and bear interest of 8.05% per annum. The terms of the loan, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. As of June 30, 1997, $8,000,000 was outstanding under this credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

    Three and Nine Months Ended June 30, 1997 and 1996

RESULTS OF OPERATIONS

    Revenues of $105,719,000 for the nine months ended June 30, 1997 represent a decrease of $2,777,000, or approximately 2.6%, in comparison to revenues of $108,496,000 for the nine months ended June 30, 1996. For the three months ended June 30, 1997 revenues of $37,930,000 represent an increase of $1,847,000, or approximately 5.1%, over the comparable period in 1996. The decrease in revenues for the 9 month period is primarily attributable to the Company's semiconductor related business. The Company has observed an upward trend in bookings for its LS- and GS- Series semiconductor lead scanning products in Q1, Q2 and Q3.

    Gross profit margins for the nine months ended June 30, 1997 and June 30, 1996 were 50.3% and 50.0%, respectively.

    Continued development of the LS-3000 and GS-5000 Series of lead scanning systems, computerized visual inspection equipment, barcode scanning and data collection equipment and the ID-1 aircraft ice detection system primarily accounted for $16,974,000 and $6,290,000 in research and development expense during the nine and three months ended June 30, 1997 as contrasted with $13,982,000 and $4,592,000 during the comparable periods in fiscal 1996. Certain software development costs are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86. For the nine and three months ended June 30, 1997, $2,954,000 and $1,086,000, respectively, of these costs were capitalized as compared to $1,475,000 and $993,000, respectively, for the comparable periods in fiscal 1996.

    Selling, general and administrative costs increased by $1,208,000, or approximately 4.2%, and $486,000, or approximately 4.9%, for the nine and three months ended June 30, 1997 as compared to the prior comparable periods, primarily as a result of increased marketing and distribution costs. The Company incurred $49,000 for merger expenses for the nine months ended June 30, 1997. Acuity Imaging, Inc. ("Acuity"), an RVSI subsidiary, incurred a non-recurring charge of $220,000 as a consequence of a contract cancellation notice received by one of Acuity's customers which, in turn, caused such customer to cancel its own order to Acuity.

    The Company incurred litigation expenses of $1,839,000 and $966,000 during the nine and three month periods ending June 30, 1997 relating to its patent infringement suits instituted against View Engineering and a fraud suit instituted against View's parent, General Scanning Inc. Although the Company expects this litigation activity to continue, it anticipates that the level of expenses will start to taper off in the fourth quarter of the fiscal year.

    For the nine months ended June 30, 1997 the Company recorded a provision for income taxes of $1,417,000, which is net of an income tax benefit for the liquidation of its Belgian subsidiary of $805,000.

    Net income for the nine months ended June 30, 1997 was $4,777,000, or $.22 per share as compared to net income of $11,472,000, or $.53 per share for the nine months ended June 30, 1996. Net income for the three months ended June 30, 1997 was $1,708,000, or $.08 per share as compared to net income of $2,857,000, or $.13 per share for the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating, investing, and financing activities for the nine months ended June 30, 1997 utilized net cash and cash equivalents of $7,472,000 as follows:

     - Operating activities utilized $8,056,000 during the nine months ended June 30, 1997;

     - $1,821,000 was generated from the maturity of short-term investments;

     - $3,428,000 was used to purchase property and equipment, primarily systems for engineering development, leasehold improvements, and office furniture and equipment, during the nine months ended June 30, 1997;

     - $2,993,000 was used to purchase the capital stock of Trigon Technology, Inc., net of cash acquired;

     - $801,000 was generated through the issuance of common stock upon the exercise of stock options and warrants;

     - $8,000,000 was received as proceeds from term loan;

     - $2,008,000 was used to repay short-term borrowings;

     - $1,637,000 was used to repay long-term borrowings;

     - The effect of exchange rate changes increased cash and cash equivalents by $28,000.

    The Company has a revolving line of credit from a bank that provides for maximum borrowings of $6,000,000. The agreement expires on May 31, 2000. Borrowings under the agreement are secured by all accounts receivable of the Company and bear interest at the adjusted LIBOR rate, as defined, plus 1.50 percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. The terms of the agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. As of June 30, 1997, $3,924,000 was outstanding under this credit facility.

    The Company also has a term loan from the same bank in the amount of $8,000,000. The term loan matures on the fifth anniversary date of the closing date. The closing date was June 27, 1997, and borrowings under the term loan are secured by all accounts receivable of the Company and bear interest of 8.05% per annum. The terms of the loan, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and earnings before depreciation and amortization to long-term debt ratios and restrict the payment of cash dividends. As of June 30, 1997, $8,000,000 was outstanding under this credit facility.

    CI has an unconditional line of credit in the amount of DM 1,500,000 with a second bank. Borrowings under this line of credit bear interest at the prevailing Lombard Rate plus two percent and are payable on demand. Borrowings outstanding under this line of credit totaled DM 1,150,000 as of June 30, 1997 (approximately $644,000 ).

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

EFFECT OF INFLATION

    Management believes that during the nine months ended June 30, 1997 the effect of inflation was not material.

FLUCTUATIONS IN THE SEMICONDUCTOR MARKET

    The semiconductor industry has been subject to significant market fluctuations and periodic downturns, which often have a disproportionately negative effect on both revenues and earnings of semiconductor capital equipment companies. The future financial results of RVSI may, therefore, depend significantly on the market demand for semiconductors.

    PART II.  OTHER INFORMATION

ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 11--Statement regarding computation of net income per common share

    (b) Exhibit 27--Financial Data Schedule.

    (c) During the quarter ended June 30, 1997, Registrant did not file any reports on Form 8-K.

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROBOTIC VISION SYSTEMS, INC.
                                     -----------------------------
                                               Registrant




Dated: August 12, 1997                     /s/ PAT V. COSTA
                                     -----------------------------
                                               PAT V. COSTA
                                            President and CEO
                                      (Principal Executive Officer )



Dated: August 12, 1997                   /s/ ROBERT H. WALKER
                                     -----------------------------
                                             ROBERT H. WALKER
                                 Executive Vice President and Treasurer
                                      (Principal Financial Officer)