Form 10-K
period 1997-09-30
ROBOTIC VISION SYSTEMS INC
filed 1997-12-29
CIK 225868

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1997
                          ------------------------------------------------------
                                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                              ----------------------  --------------------------

                 Commission File Number                0-8623
                                       --------------------------------

                         ROBOTIC VISION SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                              11-2400145
---------------------------------------------------   --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

425 Rabro Drive East, Hauppauge, New York                       11788
---------------------------------------------------    -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (516) 273-9700
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
Title of each class                                         registered
-------------------                               ------------------------------

     None                                                       None
---------------------------------------  ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              .....   .....
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes.........  No.........

                               -----------------

  The number of shares outstanding of the Registrant's common stock is 24,470,899 (as of 12/12/97).

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $309,590,749 (as of 12/12/97).

                      DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to be convened in April 1998.
================================================================================

                                     PART I


Item 1.  Description of Business.


     (a) General Development of Business

     Robotic Vision Systems, Inc. ("RVSI" or the "Company"), directly and through wholly owned subsidiaries grouped into three operating units, designs, manufactures, markets and sells automated 1-dimensional ("1-D"), 2-dimensional ("2-D") and 3-dimensional ("3-D") machine vision-based products and systems for inspection, measurement and identification, and is a leader in advanced electro-optical sensor technology. RVSI's aircraft safety division has developed and is marketing an ice detection product for the aviation industry.

     On December 9, 1997, RVSI consummated a merger with Vanguard Automation, Inc. ("Vanguard"), a privately owned company located in Tucson, Arizona, pursuant to which Vanguard became a wholly owned subsidiary of RVSI ("Vanguard Merger"). Vanguard is the leading supplier of ball grid array and chip scale packaging equipment for the semiconductor and connector industries. The Vanguard Merger was structured as a tax free reorganization and accounted for as a pooling of interests. As a consequence of the Vanguard Merger, RVSI issued 3,390,780 shares of its Common Stock in exchange for all the outstanding capital shares of Vanguard. Up to an additional 364,736 shares of RVSI's Common Stock are issuable upon exercise of certain Vanguard options and warrants assumed by RVSI upon consummation of the Vanguard Merger. The 1997 financial results included herein do not include those of Vanguard, since that acquisition was completed after the completion of the 1997 fiscal year.

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


     (c) Narrative Description of Business

     (i) Principal Products and Product Development

     A. The SEMICONDUCTOR EQUIPMENT GROUP is comprised of RVSI's Electronics Division, as well as its wholly owned subsidiaries, Systemation Engineered Products, Inc. ("Systemation") and Vanguard Automation, Inc. ("Vanguard").

     RVSI's Electronics Division supplies inspection equipment to the semiconductor industry. The electronics division's LS, GS and CS Series lead scanning systems offer automated, high-speed, 3-D semiconductor package lead inspection with the added feature of non-contact scanning of the packages in their shipping trays ("in-tray scanning"). The systems use a laser-based, non-contact, 3-D measurement technique to inspect and sort quad flat packs, thin quad flat packs, chip scale packages ("CSP"), ball grid arrays ("BGA") and thin small outline packs in their carrying trays. The system measurements include coplanarity, total package height, true position spread and span, as well as lead angle, width, pitch and gap.

     Systemation offers tape-and-reel component processing systems designed to handle CSP and BGA. RVSI also believes that Systemation's expertise in designing and manufacturing systems that handle components in tubes provides RVSI with the means to further expand the breadth of its product offerings to the semiconductor market.

     Vanguard is the leading supplier of BGA and CSP equipment for the semiconductor and connection industries. Customers for Vanguard's proprietary BGA and CSP equipment include over a dozen of the top semiconductor manufacturers in the world.


     B. The ACUITY IMAGING DIVISION is comprised of Acuity Imaging LLC ("Acuity") and Northeast Robotics LLC ("Northeast Robotics"), Acuity's wholly owned subsidiary.

     Acuity designs, manufactures and markets 2-D machine vision products and systems and, through Northeast Robotics, lighting systems for use in industrial automation. The Division's products, which utilize a combination of software, an image processing computer and electronic cameras, perform such functions as measurement, flaw detection, verification of the presence and correctness of parts and subassemblies, and inspection of manufactured products. Typically, they are utilized in hot, dusty, dirty or other harsh industrial environments in applications where human inspection is not practical or where the use of machine vision systems is faster, more reliable and more economical than human inspection. Such applications include assembly verification, date and lot code reading, flaw detection, gauging and measurement, label verification and product identification.

     C. The CIMATRIX DIVISION includes the respective operations of International Data Matrix, Inc. and Computer Identics Corporation, each formerly a wholly owned subsidiary of RVSI which, as of October 1, 1997, were combined within CiMatrix LLC ("CiMatrix"), a wholly owned subsidiary of RVSI.

     The CiMatrix Division manufactures data collection products, networks, and linear and 2-D bar code reading systems. Its customers encompass a wide cross-section of businesses and institutions, including postal services, freight companies, and manufacturers of electronics, pharmaceuticals, consumer goods, textiles and automobiles.

     The Data Matrix code, a 2-D code which resembles a scrambled checkerboard, was developed by one of the division's predecessors. The small size of the Data Matrix code allows its use in industries and in applications that were previously impossible to satisfy with machine readable codes because of its ability to be printed or marked directly on parts and components, thereby eliminating the need for paper labels and the high cost of labeling equipment. Serialization and therefore traceability is now possible in industries such as semiconductors, which have seen a surge in the theft of memory chips and other high priced computer components.


          D. The AIRCRAFT SAFETY DIVISION's sole current product is the ID-1 aircraft detection system, a full-wing electro-optical ice detection system that is designed to provide a quick, clear and reliable indication of the presence or absence of ice, snow or frost. This proprietary system can be mounted on the bucket of a de-icing truck or other vehicle and is designed to operate under conditions where visual inspection can be ineffective or tactile inspection difficult. Its compact size and high degree of mobility are also designed to allow the ID-1 to detect ice on aircraft surfaces at any point between the gate and runway. Preliminary design and testing is under way, funded in part by a Federal Aviation Administration ("FAA") research grant in 1997, to adapt the technology to an on-aircraft product which would provide both ground and airborne ice detection capability.

          The commercial viability of the ID-1 has not as yet been proven nor can it be assured. Consequently, there can be no assurance that the ID-1 can be commercially marketed at a profit at any time in the proximate future, if ever.

          (ii) Manufacturing

     Each of the Company's production facilities are capable of fabricating and assembling total electronic and electromechanical systems and subsystems. Facilities include assembly and wiring operations that have the ability to produce complex wiring harnesses, as well as intricate electronic subassemblies. The Company maintains comprehensive test and inspection programs to ensure that all systems meet exacting customer requirements for performance and quality workmanship prior to delivery.


          (iii)   Marketing and Sales

     The Semiconductor Equipment Group's marketing strategy focuses on cultivating long-term relationships with the leading manufacturers of electronic and semiconductor inspection and quality control equipment. Its marketing efforts rely heavily on direct sales methods. The selling cycle for its LS- and GS- Series products, generally, is between six to nine months from initial customer contact to closure. A lengthier process is often the case in the purchase of an initial unit. Subsequent purchases require less time and often result in multiple orders. Typically, potential purchasers visit division headquarters to receive a full demonstration of the product and to discuss the merits of the product with the division's engineers before making a purchase decision.

     Sales activities in the domestic market are handled by direct sales personnel. The Group presently employs 26 persons primarily engaged in sales. Lending further support to the sales effort is a 182 person engineering and technical staff, which provides assistance in areas requiring in-depth technical analysis. Due to the depth of analysis involved in the customer's purchase decision, division management emphasizes active interaction between the direct sales staff and the buyer throughout the selling process.

     The Group also maintains distribution capabilities in both Europe and the Far East, providing access to all major markets for electronic and semiconductor test equipment. A sales and technical support office is maintained in Singapore.

     Certain products and systems developed and marketed by Acuity, Northeast Robotics, and CiMatrix are often incorporated into the Semiconductor Equipment Group's product offerings.

     The Acuity Imaging Division markets its products worldwide through a direct marketing, sales and sales application engineering force of 27 persons, as well as through distributors and system integrators. It supports its distribution channels with regional sales managers and sales application engineers who support and interface directly with the distributors. In addition, the Division provides sales and product training to its distributors as well as technical product support.

     The CiMatrix Division's product line is sold by its direct sales force in the United States. European sales are conducted through RVSI Europe Limited ("RVSI Europe"), RVSI's wholly owned subsidiary headquartered in the United Kingdom and with offices in France and Germany. RVSI Europe also markets and sells the Acuity Division's products in Europe. In addition, CiMatrix markets and sells its products on a worldwide basis through distributors, value added resellers and systems integrators. Products and components are also sold to OEMs, including materials handling equipment manufacturers and system integration firms. These firms combine the division's products with other hardware and software to create customized information and control systems for sales to end users.


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


          (v)  Proprietary Protection

     At September 30, 1997 the Company owned 96 issued U.S. patents, with expiration dates ranging from 1997 to 2014. The Company also has various U.S. and foreign registered trademarks.

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


          (vi) Customers

     Intel accounted for approximately 16% and 13% of the Company's consolidated sales during its fiscal years ended September 30, 1997 and 1996. No other customers accounted for more than 10% of such sales during the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

         (vii)      Backlog

     At September 30, 1997 the Company's backlog was approximately $30.0 million as contrasted with approximately $14.9 million and $22.5 million at September 30, 1996 and 1995, respectively. The Company believes that most of its backlog at September 30, 1997 will be completed prior to the close of fiscal year 1998. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business.


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


          (ix) Research and Development

     Company-sponsored research and development efforts over recent years have been largely devoted to continued development of advanced 2-D and 3-D vision technology and applications software for use in various inspection and process control automation systems. Research and development has also included activity related to automatic identification technology development. Research and development expenditures, net of capitalized software development costs, aggregated approximately $23,410,000, $18,405,000 and $15,751,000 for the
Company's fiscal years ended September 30, 1997, 1996 and 1995, respectively. In its fiscal years ended September 30, 1997, 1996 and 1995, the Company capitalized $4,842,000, $2,630,000 and $535,000, respectively, of its software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86.


          (x)  Environmental Regulation

     The Company believes that compliance with Federal, state, local and, where applicable, foreign environmental regulations does not have any material effect on its capital expenditures, earnings or competitive position.

          (xi)  Employees

     At December 12, 1997 the Company employed 800 persons, of whom 314 were engineering and other technical personnel. None of the Company's employees is a member of a labor union.


     (d) Financial Information Relating to Foreign and Domestic Operations and Export Sales

     Revenues from unaffiliated customers generated by the Company's European subsidiaries were $16,812,000, $16,226,000 and $16,762,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     Total revenues to customers outside the U.S. were $104,222,000, $92,957,000 and $79,334,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

     Export sales from the Company's United States operations to unaffiliated customers were as follows:

                              (In Thousands)
                         Year Ended September 30,
                         -------------------------
                          1997     1996     1995
                         -------  -------  -------

     Europe              $16,413  $ 9,160  $ 8,665
     Asia/Pacific Rim     69,082   66,398   53,609
     Other                 1,915    1,173      298
                         -------  -------  -------

     Total               $87,410  $76,731  $62,572
                         =======  =======  =======


Item 2.   Properties.

     The Company's executive offices and electronics division are located in Hauppauge, New York. Systemation's operations are in New Berlin, Wisconsin and Vanguard's operations are in Tucson, Arizona.

     Acuity's operations are located in Nashua, New Hampshire while those of CiMatrix are located in Canton, Massachusetts. The Company also maintains sales and service facilities in four European countries and in Singapore. All of those premises are leased at an aggregate annual cost of approximately $2.5 million. Expiration dates of the respective leases range from 1998 to 2011.

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

     RVSI is currently a party to two separate patent law suits (a third having been dismissed), both commenced by RVSI, in the United States District Court for the Central District of California with View Engineering, Inc. ("View"), a wholly owned subsidiary of General Scanning, Inc., a company that competes with RVSI in the assembly and distribution of 3-D machine vision-based products. The law suits involve the question of whether View is infringing a number of RVSI patents in the assembly and distribution of its own 3-D machine vision-based products.

     In the first action, the trial court dismissed the patent infringement claims filed by RVSI and held that the relevant provisions of RVSI's patent at issue in that case were invalid. In the second action, the trial court determined that View's machines did not infringe three of RVSI's patents. Upon RVSI's appeal, the Federal Circuit Court of Appeals overruled the trial court and remanded the first action to the trial court for further discovery and, ultimately, trial. RVSI's appeal of the trial court's ruling in the second action was unsuccessful. The parties in the third action have completed discovery and trial commenced on December 10,

1997. RVSI believes that the ultimate outcome of the two remaining proceedings will not have a material adverse effect upon RVSI.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                                    PART II


Item 5.   Market for the Company's Common Stock and Related Security Holder
          Matters.

     (a)  Market Information.

     The Company's Common Stock is quoted on The Nasdaq National Market under the symbol ROBV. The following table sets forth the high and low closing prices for the Company's Common Stock for the periods indicated:


Fiscal Quarter Ended         High       Low
-------------------------  --------  ---------

     September 30, 1997    $ 16-7/8  $  11-3/4
     June 30, 1997           11-7/8      8-3/8
     March 31, 1997          18-1/4     10-3/4
     December 31, 1996       15-3/8         10

     September 30, 1996    $ 17-1/4  $12-13/16
     June 30, 1996          20-5/16     14-1/2
     March 31, 1996          24-1/2     12-7/8
     December 31, 1995       27-1/8     19-3/8


     On December 12, 1997 the closing price of the Company's Common Stock was $13 per share.


     (b)  Holders

     The number of holders of record of the Company's Common Stock as of December 12, 1997 was approximately 5,900.


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

Item 6.   Selected Consolidated Financial Data

Statement of Operation Data:
(In Thousands, except per share amount)



                                    Fiscal Year Ended September 30,

                              1997      1996      1995        1994       1993
                           --------  -------    -------    --------  ---------


Revenues                    $152,103   $143,540  $122,125   $90,994   $73,125

Income before (provision)
benefit from income taxes,
discontinued operations
and cumulative effect of
change in accounting
priciple                    $  9,037   $  8,594  $ 10,903   $ 4,638   $   735

(Provision) benefit from
income taxes                $   (792)  $  1,132  $     92   $    (1)  $    45

Income before discontinued
operations and cumulative
effect of change in
accounting principle        $  8,245   $  9,726  $ 10,995   $ 4,637   $   780

Discontinued operations     $      -   $      -  $      -   $     -   $   (37)

Cumulative effect of change
in accounting principle     $      -   $      -  $      -   $     -   $   327

Net income                  $  8,245    $ 9,726  $ 10,995   $ 4,637   $ 1,070

Net income per common share
before discontinued
operations and cumulative
effect of change in
accounting principle        $    .38    $   .45  $   .55    $    .25  $   .05

Net income per common share $    .38    $   .45  $   .55    $    .25  $   .06



Selected Balance Sheet Data:
(In Thousands)

                                       At September 30,
                        --------------------------------------------
                          1997    1996      1995     1994    1993
                          ----    ----      ----     ----    ----

Total Assets            $126,731  $96,985  $78,706  $43,092  $33,371
Current Liabilities     $ 45,934  $34,108  $32,815  $20,154  $21,854
Total Liabilities       $ 54,274  $34,587  $34,335  $22,734  $23,229
Stockholders' equity    $ 72,457  $62,398  $44,371  $20,358  $10,142
Working capital         $ 53,324  $45,976  $35,358  $15,246  $ 6,560


     Reference is made to Item 7 hereof and the Notes to the Consolidated Financial Statements for a discussion of the financial data presented above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Years Ended September 30, 1997 and 1996

     Revenues of $152,103,000 for the year ended September 30, 1997 represent an increase of $8,563,000, or 6.0%, over revenues of $143,540,000 for the year ended September 30, 1996. The increase in revenues was primarily attributable to increased shipments of RVSI's LS-3000 Series and GS-5000 Series semiconductor lead inspection systems.

     The gross profit margin for the fiscal year ended September 30, 1997 was 50%, as compared to 48% for the fiscal year ended September 30, 1996.

     Continued development of the LS-3000 and GS-5000 Series of lead scanning systems, computerized visual inspection equipment, and barcode scanning and data collection equipment, as well as the ID-1 aircraft wing ice detection system, primarily accounted for $23,410,000 in research and development expense, net of capitalized software development costs, during the year ended September 30, 1997, as compared to $18,405,000 during fiscal 1996. In its fiscal year ended September 30, 1997, the Company capitalized $4,842,000 of its software development costs as compared to $2,630,000 over the comparable 1996 period in accordance with the provisions of Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"). Capitalized software development costs for the fiscal year ended September 30, 1997 include $848,000 of costs related to certain acquired subsidiaries. These subsidiaries had not capitalized any software development costs in prior years because prior to their respective acquisitions by the Company they had not utilized detailed program designs in the software development process. In general, the software development costs incurred by these subsidiaries between the time working models were available and the related software projects were released to customers were not material.

     Selling, general and administrative costs of $42,828,000 increased by $3,225,000, or 8.0%, for the year ended September 30, 1997 as compared to $39,603,000 in the prior fiscal year, primarily as a result of increased marketing and distribution costs. For the year ended September 30, 1997, net interest income was $2,000 as compared to $392,000 in the comparable period in 1996. The decrease is a result of using a significant portion of the Company's cash to finance growing accounts receivable and inventory as the Company's revenue growth pace increases.

     Net income for the year ended September 30, 1997 was $8,245,000, or $.38 per share, as compared to net income of

$9,726,000, or $.45, for the year ended September 30, 1996.

     During the fiscal year ended September 30, 1997, the Company recorded a net provision for income taxes of $792,000. The current year provision primarily relates to minimum federal and state income taxes which were partially offset by a decrease in the valuation allowance relating to deferred tax assets which emanated from a change in the legal structure of certain subsidiaries which eliminated certain limitations on the Company's utilization of net operating losses of acquired subsidiaries. During the fiscal year ended September 30, 1996, the Company recorded a net benefit from income taxes of $1,132,000. This benefit primarily resulted from a decrease in the valuation allowance relating to deferred tax assets which emanated from the Company's profitable operations in fiscal 1996, and the extent to which the Company substantiated projected future earnings.

     The net deferred tax assets at September 30, 1997 and 1996 of $8,820,000 and $8,155,000, respectively, are equivalent to the benefit to be derived from net operating loss carryforwards, and net deductible temporary differences that were expected to be utilized to offset future taxable income projected as of the respective balance sheet dates. The valuation allowance as of September 30, 1997 relates primarily to net operating loss carryforwards and tax credit carryforwards of Acuity and CiMatrix which are subject to annual limitations.

Years Ended September 30, 1996 and 1995

     Revenues of $143,540,000 for the year ended September 30, 1996 represent an increase of $21,415,000, or 18%, in comparison to revenues of $122,125,000 for the year ended September 30, 1995. The increase in revenues was primarily attributable to substantially increased shipments of RVSI's LS-3000 Series and GS-5000 Series semiconductor lead inspection systems.

     Gross profit margins for the fiscal years ended September 30, 1996 and 1995 were 48% and 51%, respectively.

     Continued development of the LS-3000 and GS-5000 Series of lead scanning systems, computerized visual inspection equipment and barcode scanning and data collection equipment, as well as the ID-1 aircraft wing ice detection system, primarily accounted for $13,405,000 in research and development expense, net of capitalized software development costs, during the year ended September 30, 1996, as contrasted with $15,751,000 during fiscal 1995. In its fiscal year ended September 30, 1996, the Company capitalized $2,630,000 of its software development costs as compared to $535,000 over the comparable 1995 period in accordance with the provisions of SFAS No. 86. Capitalized software development costs for the fiscal year ended September 30, 1996 include $1,534,000 of costs related to certain acquired subsidiaries. These subsidiaries had not capitalized any software development costs in prior years because prior to their respective acquisitions by the Company they had not utilized detailed program designs in the software development process. In general, the software development costs incurred by these subsidiaries between the time working models were available and the related software projects were released to customers were not material.

     Selling, general and administrative costs increased by $5,346,000, or 15% for the year ended September 30, 1996 as compared to the prior fiscal year, primarily as a result of increased marketing and distribution costs. The Company incurred $2,661,000 for merger expenses primarily relating to the acquisition of Computer Identics by the Company on August 30, 1996. For the year ended September 30, 1996, net interest income was $392,000 as compared to net interest expense of $18,000 in the comparable period in 1995. The increase was a result of investing additional available funds.


Liquidity and Capital Resources

     The Company's operating, investing and financing activities for the year ended September 30, 1997 utilized net cash and cash equivalents of $12,727,000 as follows:

     o    Operating activities utilized $12,492,000;

     o $6,869,000 was used to purchase property and equipment, primarily computer, engineering and demonstration equipment;

     o    $2,319,000 was received from the maturity of investments;

     o    $3,144,000 was used to pay for the purchase of a business;

     o    $8,000,000 was proceeds from long-term borrowings;

     o    $1,779,000 was used to repay short-term borrowings;

     o Other financing activities provided $1,049,000 primarily through the issuance of Common Stock upon the exercise of stock options and warrants;

     o The effect of exchange rate changes on cash and cash equivalents was $189,000.

     The Company's inventories at September 30, 1997 of $33,958,000 increased by $10,368,000 from $23,590,000 as of September 30, 1996 primarily to support higher production volumes and customer requirements for shorter lead times. Accounts receivable at September 30, 1997 of $47,873,000 increased by $20,535,000 from $27,338,000 as of September 30, 1996 primarily due to higher operating levels and increased sales to larger customers with longer payment terms.

     On June 27, 1997, the Company entered into a credit agreement with a bank which consisted of an $8,000,000 term loan and a $6,000,000 revolving credit facility. The revolving credit facility was subsequently increased to $11,000,000 on December 3, 1997. The term loan is payable in 60 monthly installments of $133,333 and bears interest at 8.05 percent through June 27, 1999. Effective June 27, 1999, the interest rate will adjust, at the discretion of the Company, to either LIBOR plus 1.75 percent or a fixed rate equal to the average yield on a five-year U.S. Treasury security plus 2 percent. The revolving credit facility expires on May 31, 2000 and borrowings bear interest at LIBOR plus 1.5 percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. Borrowings under the credit agreement are secured by substantially all of the Company's assets and are guaranteed by all domestic subsidiaries.
The terms of the credit agreement,
among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and debt service coverage ratios and place restrictions on additional investments, indebtedness and the payment of cash dividends. The amount outstanding under these credit facilities at September 30, 1997 was $12,524,000.

     CiMatrix has an unsecured line of credit with a domestic bank which provides for maximum borrowings of $2,500,000. Borrowings under this line of credit may be made in German Deutschmarks, French Francs, or British Pounds and bear interest at various rates dependent upon the currency borrowed and are payable on demand. The interest rate on borrowings outstanding at September 30, 1997 range from 6.5 to 8.5 percent. The amount outstanding at September 30, 1997 was $1,665,000.

     The Company anticipates that its working capital needs for fiscal 1998 will be satisfied by operating revenues and, if necessary, through borrowings under the existing line of credit or additional lines of credit.


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


Recent Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was adopted by the Company in fiscal 1997. The Company has chosen not to implement the fair value based accounting method for employee stock options, but has elected to disclose pro forma net income and earnings per share as if such method has been used to account for stock-based compensation cost as described in SFAS No. 123.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"), which will be adopted by the Company on December 31, 1997. SFAS No. 128, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share", ("APB No. 15") replaces primary and fully diluted earnings per share with basic and fully diluted earnings per share, respectively. Had earnings per share been calculated in accordance with SFAS No. 128, basic earnings per share for the years ended September 30, 1997, 1996 and 1995 would have been $0.39, $0.48 and $0.62, respectively. Diluted earnings per share for the years ended September 30, 1997, 1996 and 1995 would have been $0.38, $0.45, and $0.55, respectively.

Effect of Inflation

     Management believes that the effect of inflation has not been material during each of the years ended September 30, 1997, 1996 and 1995, respectively.

 Forward-Looking Statements and Associated Risks

     This Report contains forward-looking statements including statements regarding, among other items, business strategy, growth strategy and anticipated trends in RVSI's business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made.
These forward-looking statements are based largely on RVSI's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond RVSI's control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Report, including those set forth in "Risk Factors," below, describe factors, among others, that could contribute to or cause such differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.


Risk Factors

     Fluctuations in the Semiconductor Market.  Certain of RVSI's products,
     ----------------------------------------
particularly the products of its Semiconductor Equipment Group, are manufactured for use by the semiconductor industry. Accordingly, the future financial results of RVSI will depend significantly on the market demand for integrated circuit devices. The semiconductor industry has been subject to significant market fluctuations and periodic downturns. Such downturns have had a disproportion-ately negative effect on manufacturers of semiconductor capital equipment.

     Customer Concentration.  RVSI's sales have been historically concentrated
     ----------------------
in a small number of customers at any time, although the specific customers change over time. Sales to Intel accounted for approximately 16% and 15%, respectively, of RVSI's revenues during the fiscal years ended September 30, 1997 and 1996. No other customers accounted for more than 10% of sales during such fiscal years. The loss or any significant reduction in Intel's orders for RVSI's products may be expected to materially adversely affect RVSI's operations and prospects.

     International Sales.  A majority of RVSI's sales in recent years has been
     -------------------
export sales to the Far East. For the fiscal year ended September 30, 1997, export sales accounted for approximately 57% of RVSI's revenues. RVSI's international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions, duties, general and economic conditions, and other political and economic factors. Although RVSI currently attempts to mitigate its direct exposure to exchange rate fluctuations by transacting most international business in United States dollars, there can be no assurance that their international operations will escape the risk of fluctuating currency values, hard currency shortages, or controls on currency exchange. To the extent foreign currencies weaken relating to the U.S. dollar, RVSI's products could become more expensive in these countries. This could adversely affect both RVSI's sales volumes and profitability.

     Product Protection and Intellectual Property.  RVSI relies primarily on a
     --------------------------------------------
combination of patent registrations, trade secrets, confidentiality procedures, contractual provisions and copyright and trademark laws to protect its proprietary rights. RVSI seeks to protect its software and other written materials under trade secret and copyright laws, which afford only limited protection. At September 30, 1997, RVSI owned 96 issued U.S. patents relating to its 2-D and 3-D vision technology and other products, as well as the rights to several U.S. patent applications relating to such technology. Nonetheless, RVSI does not believe that its present operations are materially dependent upon the proprietary protection that may be available to RVSI by reason of any one or more of such patents. Moreover, as RVSI's patent position has not been tested with the exception of the litigation discussed under "Legal Proceedings," elsewhere herein, there can be no assurance given as to the effectiveness of the protection afforded by its patent rights.

     Despite RVSI's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that RVSI regards as proprietary. The laws of some foreign countries may not protect RVSI's proprietary rights to as great an extent as do the laws of the United States, if at all. There can be no assurance that RVSI's means of protecting its proprietary rights will be adequate or that RVSI's competitors will not independently develop comparable or superior technologies. Third parties may assert that RVSI's products infringe their proprietary rights. Should litigation with respect to any such claims commence, such litigation could be expensive and time consuming and could materially and adversely affect RVSI's results of operations regardless of the outcome of the litigation.

     Fluctuating Quarterly Results of Operations.  RVSI has experienced, and in
     -------------------------------------------
the future may be expected to continue to experience, substantial variations in its periodic results of operations as a result of a number of factors, many of which are outside of its control. In particular, RVSI's operating results may vary because of downturns in the semiconductor industry, changes in economic conditions, or technology changes affecting its principal products. Any of these factors could cause RVSI's operating results to fluctuate significantly from period to period, including on a quarterly basis.

     Technological Risks.  The future success of RVSI will depend, to a
     -------------------
significant extent, on its ability to enhance, develop, manufacture profitably, and deliver on a timely basis, technologically advanced, quality products and its ability to achieve market acceptance for such products. There can be no assurance that RVSI will be successful in introducing products or product enhancements once developed, or that RVSI's products will not be rendered obsolete by new industry standards or competitive products or technologies.

     Competition.  The markets for RVSI's products are extremely competitive.
     -----------
Some of RVSI's competitors are more established and have greater financial, technological, production, and marketing resources than RVSI. Competition could intensify if new companies enter such markets or if existing competitors expand their product lines. An increase in competition could have a material adverse effect on RVSI's business and operating results. Maintaining competitive position will require continued investment by RVSI in research and development and sales and marketing.

     Dependence on Key Personnel.  RVSI's success depends in large part upon its
     ---------------------------
ability to hire and retain qualified technical and management personnel. In recent periods, RVSI has encountered some difficulty in recruiting certain qualified technical personnel. The inability to hire and retain such personnel could have a material adverse effect on RVSI. There can be no assurance that RVSI will be able to hire such qualified personnel.



Item 8.   Financial Statements and Supplementary Data.

     Reference is made to Item 14(a)1 herein.



Item 9.   Disagreements on Accounting and Financial Disclosure.

     There have been no changes in the Company's independent auditors due to disagreements on accounting and financial disclosure during the 24 months prior to September 30, 1997.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

     Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1997.


Item 11.  Executive Compensation.

     Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners & Management.

     Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1997.


Item 13.  Certain Relationships and Related Transactions.

     Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1997.

                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) Documents filed as part of this report:

               (i)  Financial Statements.

                    Independent Auditors' Reports

                    Consolidated Balance Sheets at September 30, 1997 and September 30, 1996

                    Consolidated Statements of Income for the Years Ended September 30, 1997, 1996 and 1995

                    Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995

                    Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements

               (ii) Financial Statement Schedules.

                    Schedule II - Valuation and Qualifying Accounts

               (iii)     Exhibits.

                    10(a) Agreement and Plan of Merger and Reorganization, dated as of October 30, 1997 by and among the Company, Vanguard Automation, Inc. and RVSI Southwest Acquisition Corp.(A)

                    11        Computation of per share amounts

                    21        Subsidiaries of Company

                    23(a)     Independent Auditors' Consent -Deloitte & Touche
                              LLP

                    23(b) Consent of Independent Public Accountants - Arthur Andersen LLP

                    23(c) Consent of Independent Public Accountants - Ernst & Young LLP

                    27        Financial Data Schedule


------------------
(A) Denotes document filed as Exhibit to the Company's Current Report on Form 8-K dated December 18, 1997 and incorporated herein by reference.

          (b)  Reports on Form 8-K:

               None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Hauppauge, State of New York, on the 28th day of December, 1997.


                              ROBOTIC VISION SYSTEMS, INC.



                              By: /s/ Pat V. Costa
                                 ----------------------------
                                  Pat V. Costa, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE               CAPACITY                   DATE
     ---------               --------                   ----

                         Chairman of the
                         Board, President
                         and Director
                         (Principal Executive
                         Officer)                  December 28, 1997

/s/ Pat V. Costa
-----------------------
Pat V. Costa

                         Executive Vice
                         President, Secretary/
                         Treasurer and
                         Director (Principal
                         Financial Officer)        December 28, 1997
/s/ Robert H. Walker
----------------------
Robert H. Walker


                         Executive Vice President  December 28, 1997
/s/Steven Bilodeau       and Director
----------------------
Steven Bilodeau


                         Senior Vice President
                         and Director              December 28, 1997
/s/ Howard Stern
----------------------
Howard Stern

                         Director                  December 28, 1997
/s/ Jay M. Haft
----------------------
Jay M. Haft



                         Director
----------------------
Donald J. Kramer



                         Director

----------------------
Mark J. Lerner



                         Director
----------------------
Frank A. DiPietro



                         Director
----------------------
Tomas Cohn

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
--------------------------------------------------------------------------------


Independent Auditors' Report of Deloitte & Touche LLP                F-1

Report of Arthur Andersen LLP, Independent Public Accountants        F-2

Report of Ernst & Young LLP, Independent Auditors                    F-3

Consolidated Balance Sheets as of September 30, 1997 and 1996        F-4

Consolidated Statements of Income for the Years Ended
   September 30, 1997, 1996 and 1995                                 F-5

Consolidated Statements of Stockholders' Equity
   for the Years Ended September 30, 1997, 1996 and 1995             F-6

Consolidated Statements of Cash Flows
   for the Years Ended September 30, 1997, 1996 and 1995         F-7 to F-8

Notes to Consolidated Financial Statements
   for the Years Ended September 30, 1997, 1996 and 1995         F-9 to F-24

Schedule II:  Valuation and Qualifying Accounts                     F-25

  INDEPENDENT AUDITORS' REPORT


  To the Board of Directors and Stockholders of Robotic Vision Systems, Inc. and subsidiaries:

  We have audited the accompanying consolidated balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits included the financial statement schedule listed in the index at item 14(a)(1) and (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Acuity Imaging, Inc. and subsidiaries ("Acuity"), a wholly-owned subsidiary, for the year ended September 30, 1995, which statements reflect total revenues constituting 16% of consolidated total revenues for the year ended September 30, 1995. We also did not audit the consolidated financial statements of Computer Identics Corporation and subsidiaries ("CI"), a wholly-owned subsidiary, for the year ended December 31, 1995, which statements reflect total revenues constituting 23% of consolidated total revenues for the year ended September 30, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Acuity and CI for the year ended September 30, 1995, is based solely on the reports of such other auditors.

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

  In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


  /s/ Deloitte & Touche LLP
  Jericho, New York
  December 9, 1997

                              ARTHUR ANDERSEN LLP
                                    REPORT


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Acuity Imaging, Inc.:

We have audited the consolidated balance sheet of Acuity Imaging, Inc. (a Delaware corporation and a wholly owned subsidiary of Robotic Vision Systems, Inc.) and subsidiaries as of September 30, 1995, and the related consolidated statements of operations and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acuity Imaging, Inc. and subsidiaries at September 30, 1995, and the results of their operations and their cash flows for the year ended in conformity with generally accepted accounting principles.

On September 20, 1995, Robotic Vision Systems, Inc. acquired Acuity Imaging,
Inc.


                                               /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 6, 1995

                               ERNST & YOUNG LLP
                                    REPORT


    REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    To the Board of Directors
    and Stockholders of Computer Identics Corporation:

    We have audited the accompanying consolidated balance sheet of Computer Identics Corporation and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented separately herein). Our audits also included the related financial statement schedule - Valuation and Qualifying Accounts, for the year ended December 31, 1995 (not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Identics Corporation and subsidiaries at December 31, 1995 and the consolidated results of their operations, and their cash flows for year ended, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

    Boston, Massachusetts
    February 8, 1996

  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
  ---------------------------------------------

  CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 30, 1997 AND 1996
  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
  ------------------------------------------------------------------------------

                                                          NOTES    1997       1996
                                                          -----  ---------  ---------
  ASSETS (Note 9)
--------
  CURRENT ASSETS:
    Cash and cash equivalents                                    $  5,465   $ 18,192
    Investments                                                         -      1,500
    Accounts receivable, net                                  3    47,873     27,338
    Inventories                                               4    33,958     23,590
    Deferred income taxes                                     5    10,643      8,116
    Prepaid expenses and other                                      1,319      1,348
                                                                 --------   --------
       Total current assets                                        99,258     80,084
  PLANT AND EQUIPMENT, net                                    6    12,672      9,266
  INVESTMENTS                                                           -        665
  GOODWILL, net of accumulated amortization of $290
    and $61 in 1997 and 1996, respectively                    2     6,207      2,627
  OTHER ASSETS                                              5,7     8,594      4,343
                                                                 --------   --------
                                                                 $126,731   $ 96,985
                                                                 ========   ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
  CURRENT LIABILITIES:
    Note payable and current portion of long-term debt        9  $  8,189   $  8,225
    Accounts payable                                               21,538     11,880
    Accrued expenses and other current liabilities            8    15,079     12,332
    Advance contract payments received                              1,128      1,671
                                                                 --------   --------
       Total current liabilities                                   45,934     34,108

  LONG-TERM DEBT                                              9     6,000          -
  DEFERRED INCOME TAXES                                       5     1,823          -
  OTHER LIABILITIES                                                   517        479
                                                                 --------   --------
  TOTAL LIABILITIES                                                54,274     34,587
                                                                 --------   --------
  COMMITMENTS AND CONTINGENCIES                              11
  STOCKHOLDERS' EQUITY:                                      12
    Common stock, $.01 par value; shares authorized,
       30,000,000; shares issued and outstanding,
       1997 - 21,063,000 and 1996 - 20,697,000                        211        207
    Additional paid-in capital                                    145,229    143,264
    Accumulated deficit                                           (73,150)   (81,395)
    Unrealized gain on investments available for sale                   -        147
    Cumulative translation adjustment                                 167        175
                                                                 --------   --------
       Total stockholders' equity                                  72,457     62,398
                                                                 --------   --------
                                                                 $126,731   $ 96,985
                                                                 ========   ========

  See notes to consolidated financial statements.

  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
  ---------------------------------------------

  CONSOLIDATED STATEMENTS OF INCOME
  FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  ------------------------------------------------------------------------------


                                                   NOTES     1997      1996        1995
                                                   -----     ----      ----        ----
  REVENUES                                          14, 15  $152,103   $143,540   $122,125

  COST OF REVENUES                                            76,761     74,669     59,891
                                                            --------   --------   --------

  GROSS PROFIT                                                75,342     68,871     62,234
                                                            --------   --------   --------

  OPERATING COSTS AND EXPENSES:
    Research and development costs                            23,410     18,405     15,751
    Selling, general and administrative expenses              42,828     39,603     34,257
    Merger expenses                                      2        69      2,661      1,305
    Interest income                                             (717)    (1,125)      (518)
    Interest expense                                             715        733        536
                                                            --------   --------   --------

                                                              66,305     60,277     51,331
                                                            --------   --------   --------

  INCOME BEFORE INCOME TAXES                                   9,037      8,594     10,903

  INCOME TAX PROVISION (BENEFIT)                         5       792     (1,132)       (92)
                                                            --------   --------   --------

  NET INCOME                                                $  8,245   $  9,726   $ 10,995
                                                            --------   --------   --------

  NET INCOME PER SHARE                                         $0.38   $   0.45   $   0.55
                                                            ---------  --------   --------


  WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                  21,721     21,386     19,872
                                                            ---------  --------   --------


  See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                      COMMON STOCK         ADDITIONAL
                                   NUMBER                   PAID-IN    ACCUMULATED    DEFERRED
                           NOTES  OF SHARES    AMOUNT       CAPITAL      DEFICIT      COMPENSATION
                           -----------------------------------------------------------------------

Balance, October 1, 1994             17,023      $  170     $121,521    $(101,397)       $ (54)
Shares and warrants issued
 in connection with
  private equity
   placement, net of
   offering costs                12   1,110           11        9,375           -            -
Shares issued in
 connection with private
 placement
  of subsidiary, net of
   offering costs                12     119            2        1,763            -            -
Warrants issued for
 professional services           12       -            -           92            -            -
Shares issued in
 connection with the
 exercise
  of stock options and
   warrants                      12     746            7        1,476            -            -
Other stock transactions                 40            -          309            -           (6)
Change in year end of
 pooled companies                 2       -            -            -         (101)           -
Translation adjustment                    -            -            -            -            -
Net income                                -            -            -       10,995            -
                                     ------        ------     --------    ---------     ----------
Balance, September 30, 1995          19,038          190      134,536      (90,503)         (60)
Shares issued in
 connection with the
 exercise of
  stock options and
   warrants                      12   1,511           15        5,821            -             -
Shares issued in
 connection with the
 acquisition
  of Northeast Robotics,
   Inc. accounted for as
  a purchase                      2     139            1        2,675            -             -
Warrants issued for
 professional services           12       -            -           74            -             -
Other stock transactions          9       1          158            -           60             -
Change in year end of
 pooled companies                 2       -            -            -         (618)            -
Change in net unrealized
 holding gains                    1       -            -            -            -             -
Translation adjustment                    -            -            -            -             -
Net income                                -            -            -        9,726             -
                                      ------       ------     --------    ---------       ----------
Balance, September 30, 1996          20,697          207      143,264      (81,395)            -

Shares issued in
 connection with the
 exercise of
  stock options and
   warrants                      12     384            4        1,839            -              -
Other stock transactions                (18)           -          126            -              -
Change in net unrealized
 holding gains                    1       -            -            -            -              -
Translation adjustment                    -            -            -            -              -
Net income                                -            -            -        8,245              -
                                     ------        ------     --------    ---------      ----------
Balance, September 30, 1997          21,063        $  211     $145,229    $ (73,150)      $-
                                    =======        ======     ========    =========      ==========



                            UNREALIZED     CUMULATIVE      TOTAL
                             GAIN ON       TRANSLATION   STOCKHOLDERS'
                            INVESTMENTS    ADJUSTMENT      EQUITY
                            ------------  ------------  --------------

Balance, October 1, 1994    $       -       $ 118           $ 20,358
Shares and warrants issued
 in connection with
  private equity
   placement, net of
   offering costs                    -           -              9,386
Shares issued in
 connection with private
 placement
  of subsidiary, net of
   offering costs                    -            -              1,765
Warrants issued for
 professional services               -            -                 92
Shares issued in
 connection with the
 exercise
  of stock options and
   warrants                           -            -              1,483
Other stock transactions              -            -                303
Change in year end of
 pooled companies                     -            -               (101)
Translation adjustment                -           90                 90
Net income                            -            -             10,995
                            ------------        -----         ----------
Balance, September 30, 1995           -           208            44,371
Shares issued in
 connection with the
 exercise of
  stock options and
   warrants                            -            -             5,836
Shares issued in
 connection with the
 acquisition
  of Northeast Robotics,
   Inc. accounted for as
  a purchase                           -            -              2,676
Warrants issued for
 professional services                 -            -                 74
Other stock transactions               -            -                219
Change in year end of
 pooled companies                      -            -               (618)
Change in net unrealized
 holding gains                       147            -                147
Translation adjustment                 -          (33)               (33)
Net income                             -            -              9,726
                            ------------        -----         ----------
Balance, September 30, 1996          147          175             62,398

Shares issued in
 connection with the
 exercise of
  stock options and
   warrants                            -            -               1,843
Other stock transactions               -            -                 126
Change in net unrealized
 holding gains                      (147)           -                (147)
Translation adjustment                 -           (8)                 (8)
Net income                             -            -               8,245
                            ------------        -----         -----------
Balance, September 30, 1997  $         -        $ 167          $   72,457
                            ============        =====         ===========


See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
(IN THOUSANDS)
-------------------------------------------------------------------


                                                                       1997      1996      1995
                                                                     --------   -------   -------

OPERATING ACTIVITIES:
Net income                                                           $  8,245   $ 9,726   $10,995
Adjustments to reconcile net income
  to net cash (used in) provided by operating activities:
    Deferred income taxes                                                 (93)   (2,881)   (1,729)
    Depreciation and amortization                                       4,820     3,221     2,354
    Other                                                                (693)    1,096       397
    Changes in operating assets and liabilities (net of
      effects of business acquired):
      Accounts receivable                                             (20,190)   (6,039)   (7,401)
      Inventories                                                     (10,429)   (4,065)   (8,922)
      Prepaid expenses and other current assets                          (481)     (792)     (102)
      Other assets                                                     (4,803)   (2,853)     (854)
      Accounts payable                                                  8,815      (444)    5,346
      Accrued expenses and other current liabilities                    3,076     3,705     3,407
      Advance contract payments received                                 (698)      (23)     (350)
      Other liabilities                                                   (61)     (164)     (136)
                                                                     --------   -------   -------
          Net cash (used in) provided by operating activities         (12,492)      487     3,005
                                                                     --------   -------   -------
INVESTING ACTIVITIES:
Proceeds from maturity of investments                                   2,319     1,000     1,500
Additions to plant and equipment, net                                  (6,869)   (5,534)   (3,540)
Purchase of investments                                                     -         -    (1,484)
Payment for purchase of business                                       (3,144)      (77)        -
                                                                     --------   -------   -------
          Net cash used in investing activities                        (7,694)   (4,611)   (3,524)
                                                                     --------   -------   -------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants - private
  equity placement (less offering costs)                                    -         -    10,306
Proceeds from the exercise of stock options and warrants                1,271     2,428     1,357
Net proceeds from short-term borrowings                                  (222)    7,752     6,400
Proceeds from long-term borrowings                                      8,000         -         -
Repayment of long-term borrowings                                      (1,779)   (5,870)   (1,940)
                                                                     --------   -------   -------
          Net cash provided by financing activities                     7,270     4,310    16,123
                                                                     --------   -------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                        189        71        44
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                    (12,727)      257    15,648
CASH AND CASH EQUIVALENTS:
  Beginning of year                                                    18,192    17,935     2,618
                                                                     --------   -------   -------
  End of year                                                        $  5,465   $18,192   $18,266
                                                                     ========   =======   =======

See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995 (CONTINUED)
-----------------------------------------------------------------


                                             1997    1996       1995
                                             ----     ----      ----

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                              $658      $699      $554
                                             ====      ====      ====
  Taxes paid                                 $218     $1,415    $1,056
                                             ====     ======    ======


NON-CASH INVESTING AND FINANCING ACTIVITIES:


Income tax benefit relating to the
       exercise of stock options               $572  $3,408  $126
                                               ====  ======  ====

     Liabilities incurred in connection
       with acquisition of business            $902  $    -  $  -
                                               ====  ======  ====

     Property and equipment acquired under
       capital leases                           $ 22  $    -  $354
                                                ====  ======  ====

     Issuance of common stock to acquire
       Northeast Robotics, Inc.                 $  -  $2,676  $  -
                                                ====  ======  ====

     Liabilities satisfied by private
        offering of common stock
        of subsidiary                            $  -  $    -  $845
                                                 ====  ======  ====




See notes to consolidated financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
---------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING AND FINANCIAL REPORTING POLICIES

   a. DESCRIPTION OF BUSINESS - Robotic Vision Systems, Inc. ("RVSI") and
      -----------------------
       subsidiaries (the "Company") designs, manufactures, markets and sells automated two dimensional and three dimensional machine vision based products and systems for inspection, measurement and identification, and is a leader in advanced electro-optical sensor technology. The Company is also developing an ice detection product for the aviation industry.

   b. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements
      ---------------------------
       include the financial statements of Robotic Vision Systems, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

   c. REVENUES AND COST OF REVENUES - The Company recognizes revenue on its
      -----------------------------
       standard electronic inspection and measurement products upon shipment. Revenue from the licensing of software is recognized when the software is delivered if collectibility is probable and there are no significant vendor obligations. Engineering service and support revenue is recognized when such services are rendered. Warranty costs associated with products sold with warranty protection, as well as other post-contract support obligations, are estimated based on the Company's historical experience and recorded in the period the product is sold.

   d. CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes money
      -------------------------
       market accounts and certain debt securities issued by the United States government with an original maturity of three months or less.

   e. INVESTMENTS - At September 30, 1996, investments consisted primarily of
      -----------
       certain debt securities issued by the United States government. The Company's intention was to hold such investments until their maturity, therefore, such investments were recorded at their amortized cost which was $1,998,000. The carrying value of these investments approximated market value. In addition, at September 30, 1996, the Company had marketable equity securities classified as available-for-sale which were recorded at their fair market value of $167,000, with unrealized gains of $147,000 included as a separate component of stockholders' equity.

   f. INVENTORIES - Inventories are stated at the lower of cost (using the
      -----------
       first-in, first-out cost flow assumption) or market.

   g. PLANT AND EQUIPMENT - Plant and equipment is recorded at cost less
      -------------------
       accumulated depreciation and amortization and includes the costs associated with demonstration equipment and other equipment internally developed by the Company. The cost of internally developed assets includes direct material and labor costs and applicable factory overhead. Depreciation is computed by the straight-line method over estimated lives ranging from two to eight years. Leasehold improvements are amortized over the lesser of their respective estimated useful lives or lease terms.

   h.  IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting
       -------------------------------
       Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

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

   i. SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized in
      --------------------------
       accordance with SFAS No. 86. Capitalized software development costs are amortized primarily over a five-year period, which is the estimated useful life of the software. Amortization begins in the period in which the related product is available for general release to customers.

   j. RESEARCH AND DEVELOPMENT COSTS - The Company charges research and
      ------------------------------
       development costs for Company-funded projects to operations as incurred. Research and development costs which are reimbursable under customer-funded contracts are treated as contract costs.

   k. INCOME TAXES - The Company accounts for income taxes under the provisions
      ------------
       of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   l. FOREIGN CURRENCY TRANSLATION - Assets and liabilities of the Company's
      ----------------------------
       European subsidiaries are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate for the year. The resulting translation adjustments are excluded from operations and accumulated as a separate component of stockholders' equity. Transaction gains (losses) are included in net income and totaled $(267,000), $(52,000) and $167,000 in 1997, 1996 and 1995, respectively.

   m. NET INCOME PER SHARE - Net income per common share is computed by dividing
      --------------------
       each year's net income by the respective weighted average number of shares of common stock outstanding during the period, after giving effect to dilutive options and warrants.

   n.  FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and
       -----------------------------------
       assumptions were used to estimate the fair value of each class of financial instruments:

      a) Cash and Cash Equivalents - The carrying amounts approximate fair value
         -------------------------
            because of the short maturity of these instruments.

      b) Investments - The carrying amounts approximate fair value as determined
         -----------
            by quoted market prices.

      c) Receivables - The carrying amount approximates fair value because of
         -----------
            the short maturity of these instruments.

      d) Debt - The carrying amounts approximate fair value based on borrowing
         ----
            rates currently available to the Company for loans with similar terms.

      e) Deferred Income Taxes - The carrying amounts approximate fair value
         ---------------------
            because of the short maturity of these instruments.

    o. USE OF ESTIMATES - The preparation of financial statements in
        -----------------
       conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The Company's most significant estimates relate to the deferred income tax valuation allowance, allowance for doubtful accounts receivable, reserve for excess and obsolete inventory, and warranty reserve.

    p. RECLASSIFICATIONS - Certain amounts in the 1995 and 1996 financial
      -----------------
       statements have been reclassified to conform with the 1997 presentation.

2.     ACQUISITIONS

   a. VANGUARD AUTOMATION, INC.
      -------------------------

      On December 9, 1997, the Company acquired the outstanding shares of Vanguard Automation, Inc. ("Vanguard") for approximately 3,391,000 shares of the Company's common stock, having a market value of $45,776,000 . Outstanding Vanguard stock options were converted into stock options to purchase approximately 152,000 shares of the Company's common stock. Outstanding Vanguard warrants were converted into warrants to purchase approximately 182,000 shares of the Company's common stock. Vanguard produces and markets automated manufacturing equipment used in the assembly of certain types of semiconductor packaging processes, commonly referred to as Ball Grid Array. This acquisition will be accounted for as a pooling of interests.

      Unaudited pro forma consolidated statement of income data for the year ended September 30, 1997, 1996 and 1995 is as follows:

                               RVSI    VANGUARD   ELIMINATIONS   COMBINED
                             --------  ---------  -------------  --------
     1997
     ----
     Revenues                $152,103   $18,218          $(979)  $169,342
     Net income (loss)       $  8,245   $(7,511)         $ (86)  $    648
     Net income per share    $   0.38                               $0.03

     1996
     ----
     Revenues                $143,540   $10,977          $(542)  $153,975
     Net income (loss)       $  9,726   $(8,851)         $ (40)  $    835
     Net income per share    $   0.45                               $0.04

     1995
     ----
     Revenues                $122,125   $23,290          $   -   $145,415
     Net income              $ 10,995   $ 1,153          $   -   $ 12,148
     Net income per share    $   0.55                               $0.58


   The unaudited pro forma consolidated statement of income data combines the historical statement of income data of the Company for the years ended September 30, 1997, 1996, and 1995 with the historical statement of income data of Vanguard for the 12 months ended September 30, 1997 and the years ended December 31, 1996 and 1995, respectively.

   b. TRIGON
      ------

      On June 30, 1997, the Company acquired Trigon Technologies, Inc.
       ("Trigon"), a privately owned company located in Farmington Hills, Michigan. Trigon markets a line of 2-D machine vision products for the semiconductor industry. The purchase price was $3,000,000 in cash plus contingent consideration based upon the sales level of certain products sold by Trigon, over a five-year period.

      This acquisition has been accounted for as a purchase and, accordingly, the results of Trigon are included in the consolidated statements of income of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $2,997,000 is being amortized over 15 years. The historical results of operations of Trigon were not material to the operations of the Company.

   c. SYSTEMATION ENGINEERED PRODUCTS, INC.
      -------------------------------------

      On October 1, 1996, the Company acquired the outstanding shares of SEP for 1,740,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $22,838,000. SEP designs manufactures, markets and sells specialized high speed production machinery for the electronics component industry. SEP's principle product lines include tape and reel packaging equipment and automatic optical inspection systems. This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to include the accounts of SEP for all periods presented. The accompanying September 30, 1995 consolidated financial statements include SEP's amounts for the year ended March 31, 1996. The accompanying consolidated financial statements for the years ended September 30, 1997 and 1996 include the operations of SEP on a common fiscal year. SEP's net income for the period October 1, 1995 through March 31, 1996 of $558,000, included twice in the accompanying consolidated statements of income for the fiscal years ended September 1996 and 1995 as a result of conforming fiscal years, has been included as an adjustment to consolidated accumulated deficit. Expenses of $904,000 have been incurred related to this merger.

   d. COMPUTER IDENTICS CORPORATION
      -----------------------------

      On August 30, 1996, the Company acquired the outstanding shares of Computer Identics Corporation ("CI") for approximately 2,127,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $30,580,000. Outstanding CI stock options were converted into options to purchase approximately 186,000 shares of the Company's common stock. Outstanding CI warrants were converted into warrants to purchase approximately 39,000 shares of the Company's common stock. CI designs, manufactures, markets and sells standard barcode products, data collection networks and systems for data collection and material handling/industrial markets. This acquisition has been accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated to include the accounts of CI for all periods presented. The accompanying September 30, 1995 consolidated financial statement include CI's amounts for the year ended December 31, 1995. The accompanying consolidated financial statements for the years ended September 30, 1997 and 1996 include the operations of CI on a common fiscal year. CI's net income for the period October 1, 1995 through December 31, 1995 of $60,000 included twice in the accompanying consolidated statements of income for the fiscal years ended September 1996 and 1995 as a result of conforming fiscal years, has been included as an adjustment to consolidated accumulated deficit in fiscal 1996. Included in the operating results of the Company for the year ended September 30, 1996 are approximately

       $24,661,000 of revenues and approximately $793,000 of net loss of CI prior to the date of acquisition (August 30, 1996). Expenses of $1,547,000 have been incurred related to this merger.

   e.  NORTHEAST ROBOTICS, INC.
       ------------------------

      On May 30, 1996, the Company consummated a merger with Northeast Robotics,
       Inc. ("NER"), a privately owned company located in New Boston, New Hampshire, pursuant to which NER became a wholly owned subsidiary of the Company (the "NER Merger"). NER markets a line of patented illumination products to perform reliably in difficult imaging applications involving highly reflective or uneven surfaces. As a consequence of the NER Merger, the Company issued approximately 139,000 shares of its common stock (which had a market value of approximately $2,676,000 on the date the NER Merger was consummated) to the shareholders of NER in exchange for all of the outstanding shares of NER common stock.

      This acquisition has been accounted for as a purchase and, accordingly, the results of NER are included in the consolidated statements of income of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $2,688,000 is being amortized over 15 years. The historical results of operations of NER were not material to the operations of the Company.

   f.  INTERNATIONAL DATA MATRIX, INC.
       -------------------------------

      On October 23, 1995, the Company acquired the outstanding shares of International Data Matrix, Inc. ("IDM") for approximately 370,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $8,183,000. IDM is a manufacturer and supplier of two dimensional bar code reading systems. This acquisition has been accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated to include the accounts of IDM for all periods presented. IDM's net loss for the period October 1, 1994 through December 31, 1994 of $154,000, included twice in the consolidated statements of income for the fiscal years ended September 30, 1995 and 1994 as a result of conforming fiscal years, has been included as an adjustment to the consolidated accumulated deficit in fiscal 1995. Included in the operating results of the Company for the years ended September 30, 1996 are approximately $77,000 of revenues and $135,000 of net loss of IDM prior to the date of acquisition (October 23, 1995). Expenses of $445,000 have been incurred related to this merger.

   g.  ACUITY IMAGING, INC. AND SUBSIDIARIES
       -------------------------------------

      On September 20, 1995, the Company acquired the outstanding shares of Acuity Imaging, Inc. ("Acuity") for approximately 1,448,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $31,141,000. Acuity designs, manufactures and markets two dimensional machine vision systems for use in industrial automation. Outstanding Acuity stock options were converted into options to purchase approximately 114,000 shares of the Company's common stock. This acquisition has been accounted for as a pooling of interests. Acuity's net income for the period October 1, 1994 through December 31, 1994 of $255,000, included twice in the consolidated statements of income for the fiscal years ended September 30, 1995 and 1994 as a result of conforming fiscal years, has been included as an adjustment to the consolidated accumulated deficit in fiscal 1995. Included in the operating results of the Company for the year ended September 30, 1995 are approximately $19,153,000 of revenues and $1,188,000 of net loss of Acuity prior to the date of acquisition (September 20, 1995). Expenses of $1,160,000 have been incurred related to this merger.

3.     ACCOUNTS RECEIVABLE

   Accounts receivable at September 1997 and 1996 consisted of the following:

                                                           (IN THOUSANDS)
                                                           1997     1996
                                                          -------  -------
       Billed accounts receivable                         $43,895  $26,432
       Unbilled accounts receivable                         4,994    2,206
                                                          -------  -------
       Total                                               48,889   28,638
       Less allowance for doubtful accounts receivable      1,016    1,300
                                                          -------  -------
       Accounts receivables, net                          $47,873  $27,338
                                                          =======  =======

   Unbilled receivables primarily relate to sales recorded on standard products which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is probable. The Company estimates that all of its unbilled receivables at September 30, 1997 will become billable during the ensuing twelve months.

4.     INVENTORIES

   Inventories at September 1997 and 1996 consisted of the following:


                           (IN THOUSANDS)
                           1997     1996
                          -------  -------
       Raw materials      $18,919  $ 9,995
       Work-in-process      9,740   10,920
       Finished goods       5,299    2,675
                          -------  -------
       Total              $33,958  $23,590
                          =======  =======

5. INCOME TAXES

The components of income before income tax provision (benefit) are as follows:

                                              (IN THOUSANDS)
                                      1997          1996      1995
                                    ------        ------   -------

      Domestic                      $9,758        $8,795   $10,838
      Foreign                         (721)         (201)       65
                                    ------        ------   -------
       Total                        $9,037        $8,594   $10,903
                                    ======        ======   =======

   The income tax provision (benefit) for the fiscal years ended September 30, 1997, 1996 and 1995 consisted of the following:


                                                               (IN THOUSANDS)
                                                          1997      1996      1995
                                                        --------  --------  --------
   Current:
     Federal                                            $   776   $ 4,297   $ 4,957
     State                                                  118     1,028       747
     Foreign                                                 (9)       38        42
     Utilization of net operating loss carryforwards          -    (3,614)   (4,109)
                                                        -------   -------   -------
                                                            885     1,749     1,637
                                                        -------   -------   -------
   Deferred:
     Federal                                              2,970      (734)      674
     State                                                  564        83       222
     Adjustment of valuation allowance                   (3,627)   (2,230)   (2,625)
                                                        -------   -------   -------
                                                            (93)   (2,881)   (1,729)
                                                        -------   -------   -------
     Total                                              $   792   $(1,132)  $   (92)
                                                        =======   =======   =======

   The adjustment of the valuation allowance during fiscal 1997 emanated from a change in the legal structure of certain subsidiaries which eliminated certain limitations on the Company's utilization of net operating losses of acquired subsidiaries. The adjustments of the valuation allowance during fiscal 1996 and 1995 emanated from the Company's profitable operations during those years and the extent to which the Company substantiated projected future earnings. The valuation allowance as of September 30, 1997 relates primarily to net operating loss carryforwards and tax credit carryforwards of Acuity, IDM and CI which are subject to annual limitations as a result of the changes in ownership.

   The income tax benefits related to the exercise of stock options reduces taxes currently payable or increases net deferred tax assets, and is credited to additional paid-in capital. Such amounts approximate $572,000 and $3,408,000 during the fiscal years ended September 1997 and 1996, respectively.

   A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the years ended September 30, 1997, 1996 and 1995 is as follows:

                                                             1997    1996     1995
                                                            ------  -------  ------
   U.S. Federal statutory rate                               34.0%    34.0%   34.0%
   Increases (reductions) due to:
   State taxes - net of Federal tax benefit                   2.1      8.3     4.7
   Utilization of net operating loss carryforwards              -    (42.1)  (35.2)
   Anticipated future utilization of net operating
    loss carryforwards                                      (13.7)   (17.0)  (11.1)
   Net operating loss not producing current tax benefits      2.6      1.3     7.1
   Exempt income of foreign sales corporation                (8.5)    (0.3)   (1.2)
   Worthless stock deduction relating to liquidation
    of foreign subsidiaries                                  (8.5)       -       -
   Other - net                                                0.8      2.6     0.9
                                                            -----   ------   -----
   Total                                                      8.8%  (13.2)%  (0.8)%
                                                            =====   ======   =====

   The net deferred tax asset at September 30, 1997, 1996 and 1995 is comprised of the following:

                                                (IN THOUSANDS)
DEFERRED TAX ASSETS (LIABILITIES)        1997      1996       1995
-------------------------------------  --------  ---------  ---------
   Net operating loss carryforwards    $12,117   $ 12,436   $ 13,334
   Tax credit carryforwards              2,655      2,853      2,651
   Accrued liabilities                   1,131      1,479      1,489
   Inventories                           2,134      2,492      1,206
   Receivables                             398        446        173
   Property and equipment                  (79)      (292)       (44)
   Merger expenses                         271        706        288
   Software development costs           (2,043)      (543)         -
   Other                                    31          -          -
                                       -------   --------   --------
                                        16,615     19,577     19,097
   Less valuation allowance             (7,795)   (11,422)   (15,874)
                                       -------   --------   --------
   Total                               $ 8,820   $  8,155   $  3,223
                                       =======   ========   ========

   At September 30, 1996, other assets included noncurrent net deferred tax assets of $39,000.

   As of September 30, 1997, the Company had Federal net operating loss carryforwards of approximately $30,706,000 of which $19,988,000 are subject to annual limitations because of the changes in ownership, as defined in the Internal Revenue Code. Such loss carryforwards expire in the fiscal years 1998 through 2012. The utilization of the carryforwards to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods.

6. PLANT AND EQUIPMENT

   Plant and equipment at September 1997 and 1996 consisted of the following:

                                                      (IN THOUSANDS)
                                                      1997     1996
                                                     -------  -------
   Machinery and equipment                           $ 6,924  $ 5,439
   Furniture, fixtures and other equipment             8,251    5,645
   Demonstration equipment                             6,278    4,874
   Leasehold improvements                              1,571    1,185
                                                     -------  -------
   Total                                              23,024   17,143
   Less accumulated depreciation and amortization     10,352    7,877
                                                     -------  -------
   Plant and equipment - net                         $12,672  $ 9,266
                                                     =======  =======

7. OTHER ASSETS

Other assets at September 1997 and 1996 consisted of the following:


                                                                 (IN THOUSANDS)
                                                                   1997     1996
                                                                   ----     ----
Software development costs, net of accumulated
 amortization of $2,251,000 and $1,289,000, respectively           $7,233   $3,353
Other                                                               1,361      990
                                                                   ------   ------
Total                                                              $8,594   $4,343
                                                                   ======   ======

   Certain software development costs totaling $4,842,000 and $2,630,000 have been capitalized during the fiscal years ended September 1997 and 1996, respectively. Capitalized software development costs for the fiscal year ended September 30, 1997 and 1996 include $848,000 and $1,534,000, respectively, of costs related to certain acquired subsidiaries. These subsidiaries had not capitalized any software development costs in prior years because, prior to their respective acquisitions by the Company, they had not utilized detailed program designs in the software development process. In general, the software development costs incurred by these subsidiaries between the time working models were available and the related software projects were released to customers were not material.

   Amortization expense relating to software development costs for 1997, 1996 and 1995 was $962,000, $551,000 and $325,000, respectively.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities at September 1997 and 1996 consisted of the following:

                                                        (IN THOUSANDS)
                                                        1997     1996
                                                       -------  -------
   Accrued wages and related employee benefits         $ 4,636  $ 4,408
   Accrued sales commissions                             4,028    3,742
   Accrued warranty and other product related costs        741    1,730
   Other                                                 5,674    2,452
                                                       -------  -------
   Total                                               $15,079  $12,332
                                                       =======  =======

9. NOTES PAYABLE AND LONG-TERM DEBT


Long-term debt at September 1997 and 1996 consisted of the following:


                                                               (IN THOUSANDS)
                                                                 1997     1996
                                                                 ----     ----
RVSI line of credit (a)                                         $ 4,924  $    -
RVSI term loan (a)                                                7,600       -
CI line of credit (b)                                             1,665     759
SEP line of credits, repaid in October 1996                           -   6,400
SEP installment note payable, repaid in October 1996                  -     845
Other borrowings                                                      -     221
                                                                -------  ------
Total long-term debt                                             14,189   8,225
Less current portion of long-term debt                            8,189   8,225
                                                                -------  ------
Long-term debt, net of current portion                          $ 6,000  $    -
                                                                =======  ======

   a. On June 27, 1997, RVSI entered into a credit agreement with a bank which consisted of an $8,000,000 term loan and a $6,000,000 revolving credit facility. The revolving credit facility was subsequently increased to $11,000,000 on December 3, 1997. The term loan is payable in 60 monthly installments of $133,333 and bears interest at 8.05 percent through June 27, 1999. Effective June 27, 1999, the interest rate will adjust, at the discretion of the Company, to either LIBOR plus 1.75 percent or a fixed rate equal to the average yield on a five-year U.S. Treasury security plus 2 percent. The revolving credit facility expires on May 31, 2000 and borrowings bear interest at LIBOR plus 1.5 percent. The Company is required to pay a commitment fee of one quarter of one percent per annum on any unused portion of the credit facility. Borrowings under the credit agreement are secured by substantially all of the Company's assets and are guaranteed by all domestic subsidiaries. The terms of the credit agreement, among other matters, require the Company to maintain certain tangible net worth, debt to equity, working capital, and debt service coverage ratios and place restrictions on additional investments, indebtedness and the payment of cash dividends.

   b. CI has an unsecured line of credit with a domestic bank which provides for maximum borrowings of $2,500,000. Borrowings under this line of credit may be made in German Deutschmarks, French Francs, or British Pounds and bear interest at various rates dependent upon the currency borrowed. Borrowings under this line of credit are payable on demand. The interest rate on borrowings outstanding at September 30, 1997 range from 6.5 percent to 8.5 percent.

   Maturities of long-term debt as of September 30, 1997 are as follows:

                    YEAR ENDING
                    SEPTEMBER 30,
                    ------------
                         1998              $ 8,189
                         1999                1,600
                         2000                1,600
                         2001                1,600
                         2002                1,200
                                           -------

                                           $14,189
                                           =======

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

   The components of net pension cost for the fiscal years ended September 30, 1997, 1996 and 1995 are summarized as follows:

                                                           (IN THOUSANDS)
                                                        1997    1996    1995
                                                       ------  ------  ------
   Service cost - benefits earned during the period    $ 272   $ 219   $ 158
   Interest on projected benefit obligations             135      97      83
   Estimated return on plan assets                      (117)    (81)    (56)
   Other - amortization of actuarial gains and
      net transition asset                               (15)    (23)    (20)
                                                       -----   -----   -----
   Net pension cost                                    $ 275   $ 212   $ 165
                                                       =====   =====   =====

The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 1997 and 1996 is as follows:


                                                                       (IN THOUSANDS)
                                                                       1997     1996
                                                                      -------  -------
       Fair value of plan assets                                      $1,664   $1,211
                                                                      ------   ------
       Actuarial present value of benefit obligation:
         Accumulated benefit obligation, including vested benefits
           of $318,000 and $965,000 in 1997 and 1996, respectively     1,647    1,246
         Effect of projected compensation increases                      554      350
                                                                      ------   ------
       Projected benefit obligation for services rendered to date      2,201    1,596
                                                                      ------   ------
       Projected benefit obligation in excess of plan assets            (537)    (385)
       Unrecognized net loss                                             358      210
       Remaining unrecognized net transition asset being
         amortized over 11 years                                         (14)     (50)
       Unrecognized prior service costs                                   23       28
                                                                      ------   ------
       Accrued pension cost                                           $ (170)  $ (197)
                                                                      ======   ======

   Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                  1997   1996
                                                  -----  -----
   Discount rate                                  7.50%  7.50%
   Rate of compensation increase                  4.00%  4.00%
   Expected long-term rate of return on assets    8.25%  8.25%

   DEFINED CONTRIBUTION PLANS - The Company has three defined contribution plans
   --------------------------
   (the "Plans") for all eligible employees, as defined by the Plans. The Company made matching employer contributions at various percentages in accordance with the respective plan documents. The Company incurred $520,000, $242,000 and $183,000 for matching employer contributions to the Plans in 1997, 1996 and 1995, respectively. In 1997, 1996 and 1995, the Company issued 9,000, 4,000 and 12,000 shares, respectively, of its common stock to one of the Plans related to its prior year contribution.

11. COMMITMENTS AND CONTINGENCIES

   OPERATING LEASES - The Company has entered into operating lease agreements
   ----------------
   for equipment, and manufacturing and office facilities. The minimum noncancelable scheduled rentals under these agreements are as follows (in thousands of dollars):


YEAR ENDING SEPTEMBER 30:    FACILITIES  EQUIPMENT    TOTAL
---------------------------  ----------  ---------   -------
         1998                $ 2,120       $157      $ 2,277
         1999                  1,752        282        2,034
         2000                  1,582         58        1,640
         2001                  1,190         14        1,204
         2002                    735          4          739
         Thereafter            6,454          1        6,455
                             -------       ----      -------
         Total               $13,833       $516      $14,349
                             =======       ====      =======

   Rent expense for 1997, 1996 and 1995 was $2,721,000, $1,910,000 and
   $1,698,000, respectively.

   On January 6, 1997, the lessor of SEP's manufacturing facility assigned the lease to the former majority shareholder of SEP, in conjunction with the sale of this facility to the former majority shareholder. In addition, the lease was amended to include certain capital equipment owned by the former majority shareholder. SEP began leasing this facility during fiscal 1996. The base annual rental payable under the lease is $605,000. The lease expires in October 2011.

   LITIGATION - During fiscal 1992, the Company instituted an action against
   ----------
   Cybo Systems, Inc. ("Cybo"), alleging that Cybo breached certain agreements between the parties with respect to the sale by the Company to Cybo of all of the assets of its welding and cutting systems business.

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

12. STOCKHOLDERS' EQUITY

   PRIVATE EQUITY PLACEMENTS - During fiscal 1995, the Company entered into an
   -------------------------
   agreement with a group of investors. Under the agreement, the Company received approximately $9,386,000, after expenses, in exchange for the issuance of 1,110,000 shares of the Company's common stock. The Company also issued warrants exercisable through June 2000 to purchase approximately 68,000 shares of the Company's common stock at exercise prices ranging from $8.75 to $9.00 per share.

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

   WARRANTS ISSUED FOR SERVICES RENDERED - During fiscal 1996, the Company
   -------------------------------------
   issued warrants under certain agreements granting the holders thereof the right through September 2000 to purchase up to approximately 50,000 shares of the Company's common stock at exercise prices ranging from $12.88 to $25.00 per share as compensation for professional services rendered. The Company recorded an expense of approximately $74,000 related to the issuance of such warrants.

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

   WARRANTS EXERCISED - During fiscal 1997, the Company received approximately
   ------------------
   $515,000 in connection with the issuance of approximately 91,000 shares of its common stock upon the exercise of warrants to purchase such shares at prices ranging between $1.00 and $7.67 per share.

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

   WARRANTS OUTSTANDING - As of September 30, 1997, there were warrants
   --------------------
   outstanding to purchase approximately 183,000 shares of the Company's common stock with exercise prices ranging between $3.75 and $25.00 per share.

   STOCK OPTION PLANS - The Company has several stock option plans which provide
   ------------------
   for the granting of options to employees or directors at prices and terms as determined by the Board of Directors' Stock Option Committee. Such options vest over a period of three to five years. All options issued by the Company to date have exercise prices which were equal to market value of the Company's common stock at the date of grant.

   Shares granted and canceled during 1997 include a stock option repricing offered by the Company to existing stock option holders of unexercised options of each of the Company's stock option plans. All options that were granted prior to July 9, 1997 were eligible for replacement. Under the terms of the stock options repricing, at the election of the stock option holder, stock option holders could surrender their unexercised stock options for a proportionately less amount of stock options, based upon a formula, at an exercise of $14.13, the fair value of the Company common stock on July 22, 1997. A total of approximately 1,196,000 options with exercise prices ranging from $14.52 to $26.75 were canceled, and approximately 930,000 options were reissued at an exercise price of $14.13 per share. Reissued options vest 20 percent on the six-month anniversary of the replacement date; 20 percent on the one-year anniversary of the replacement date; and 20 percent annually thereafter until fully vested. The options expire on July 22, 2002. For directors and officers of the Company, the options will not become exercisable until the earlier of seven years from the replacement date or until the market value of the Company's common stock reaches the exercise price of the originally replaced option.

   The following table sets forth summarized information concerning the Company's stock options:


                                                                         NUMBER OF SHARES   EXERCISE
                                                                         (IN THOUSANDS)    PRICE RANGE
                                                                          ------------    -------------
   Options outstanding for shares of common stock at October 1, 1994             1,938    0.53     38.72
   Granted                                                                         294    4.25     22.50
   Canceled or expired                                                             (63)   0.53     17.43
   Exercised                                                                      (416)   0.53     17.43
                                                                                ------   -----  -  -----
   Options outstanding for shares of common stock at September 30, 1995          1,753    0.53     38.72
   Granted                                                                       1,798   12.88     26.75
   Canceled or expired                                                            (208)   1.00     22.50
   Exercised                                                                      (498)   0.53     17.43
                                                                                ------   -----  -  -----
   Options outstanding for shares of common stock at September 30, 1996          2,845    0.53     38.72
   Granted                                                                       2,546    8.56     19.00
   Canceled or expired                                                          (1,584)   0.81     38.72
   Exercised                                                                      (293)   0.53     15.34
                                                                                ------   -----  -  -----
   Options outstanding for shares of common stock at September 30, 1997          3,514    0.75     34.42
                                                                                ======   ===============

   Shares reserved for issuance at September 30, 1997                              371
                                                                                ======

   Weighted average option exercise price information for the years 1997 and 1996 was as follows:

                                        1997    1996
                                       ------  ------
   Outstanding at beginning of year    $12.40  $ 4.21
   Granted during the year              13.09   18.20
   Exercised during the year             4.14    2.09
   Canceled, terminated and expired     16.84   16.94
   Exercisable at year end               5.87    4.47

   Significant option groups outstanding at September 30, 1997 and related weighted average price and life information were as follows:


                                     WEIGHTED      WEIGHTED                WEIGHTED
                                     AVERAGE        AVERAGE                AVERAGE
   RANGE OF            NUMBER        REMAINING      EXERCISE    NUMBER     EXERCISE
EXERCISE PRICE      OUTSTANDING  CONTRACTUAL LIFE   PRICE    EXERCISABLE    PRICE
--------------      -----------  ----------------  --------  -----------  --------
 $  0.75 -  $7.44      724            2.95          $ 3.23        565      $ 2.63
 $  7.56 - $12.75      931            5.48           10.93         69        9.26
 $12.88 - $13.88       595            5.54           13.18         22       13.20
      $14.13           946            6.47           14.13         66       14.13
 $14.19 - $34.42       318            5.36           18.08         66       19.31
                      3,514           5.23          $11.23        788      $ 5.87


   The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and selected interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", the Company's net income and earnings per share would have been reduced by approximately $5,032,000 and $2,420,000 or $0.23 and $0.11 per share in 1997 and 1996, respectively. The weighted average fair value of the options granted during 1997 and 1996 is estimated at $7.44 and $9.76 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for 1997 and 1996, respectively: volatility of 64% and 56%, risk-free interest rate of 5.83% and 5.81%, and an expected life of five years in 1997 and 1996.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                           1997
                           ----------------------------------
                            FIRST   SECOND    THIRD    FOURTH
                           QUARTER  QUARTER  QUARTER  QUARTER
                           -------  -------  -------  --------
   Revenues                $35,401  $32,388  $37,930   $46,384
   Gross profit            $17,898  $15,862  $19,390   $22,192
   Net income              $ 2,151  $   918  $ 1,708   $ 3,468
   Net income per share    $  0.10  $  0.04  $  0.08   $  0.16

                                                 1996
                                  -----------------------------------
                                   FIRST   SECOND    THIRD    FOURTH
                                  QUARTER  QUARTER  QUARTER  QUARTER
                                  -------  -------  -------  --------
   Revenues                       $36,279  $36,134  $36,083  $35,044
   Gross profit                   $19,072  $18,255  $16,884  $14,660
   Net income (loss)              $ 4,727  $ 3,888  $ 2,857  $(1,746)
   Net income (loss) per share    $  0.22  $  0.18  $  0.13  $ (0.08)

   During the quarter ended September 30, 1996, the Company capitalized approximately $590,000 of software development costs which should have been capitalized during the first three quarters of the fiscal year ended September 30, 1996.

   During the quarter ended June 30, 1996, SEP became aware of a significant problem with the performance of one of its products. The Company's management believes it has resolved this problem and has implemented the necessary design changes. As a result, SEP recorded inventory, warranty and accounts receivable reserves of approximately $1.8 million and $1.1 million in the third and fourth quarters of fiscal 1996, respectively, relating to the correction of this problem.

   The quarterly net income per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

14. MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

   The Company grants credit to customers who are primarily in the semiconductor industry. During 1997 and 1996, revenues from a single customer represented 16 percent and 13 percent of total revenues, respectively. No other customer accounted for more than 10 percent of total revenues for fiscal 1997, 1996 and 1995.

15. GEOGRAPHIC OPERATIONS

   For the purposes of segment reporting, management considers the Company to operate in one industry, the machine vision industry. Operations in this business segment by geographic area are summarized as follows (in thousands of dollars):

                                                              UNITED STATES       EUROPE   ELIMINATIONS   CONSOLIDATED
                                                              -------------       ------   ------------   ------------
   YEAR ENDED SEPTEMBER 30, 1997:
   ------------------------------
   Revenues from unaffiliated customers                        $135,291           $16,812        $    -       $152,103
   Transfers between geographic areas                             4,611                 -         (4,611)             -
                                                               --------           -------        -------       --------
   Total revenues                                              $139,902           $16,812        $(4,611)      $152,103
                                                               --------           -------        -------       --------
   Income (loss) before income tax benefit (provision)         $  9,764           $  (721)       $    (6)      $  9,037
                                                               --------           -------        -------       --------
   Identifiable assets                                         $119,323           $ 8,451        $(4,976)      $122,798
                                                               --------           -------        -------       --------
   Corporate assets                                                                                            $  3,933
                                                                                                               --------
   Total assets at September 30, 1997                                                                          $126,731
                                                                                                               --------
   YEAR ENDED SEPTEMBER 30, 1996:
   ------------------------------
   Revenues from unaffiliated customers                        $127,314           $16,226        $     -       $143,540
   Transfers between geographic areas                             4,128               240         (4,368)             -
                                                               --------           -------        -------       --------
   Total revenues                                              $131,442           $16,466        $(4,368)      $143,540
                                                               --------           -------        -------       --------
   Income (loss) before income tax benefit (provision)         $  8,726           $  (201)       $    69       $  8,594
                                                               --------           -------        -------       --------
   Identifiable assets                                         $ 83,121           $ 7,085        $(8,143)      $ 82,063
                                                               --------           -------        -------       --------
   Corporate assets                                                                                              14,922
                                                                                                               --------
   Total assets at September 30, 1996                                                                          $ 96,985
                                                                                                               ========


   YEAR ENDED SEPTEMBER 30, 1995:
   ------------------------------
   Revenues from unaffiliated customers                        $105,363           $16,762        $     -       $122,125
   Transfers between geographic areas                             5,050               110         (5,160)             -
                                                               --------           -------        -------       --------
   Total revenues                                              $110,413           $16,872        $(5,160)      $122,125
                                                               --------           -------        -------       --------
   Income (loss) before income tax benefit (provision)         $ 10,973           $    65        $  (135)      $ 10,903
                                                               --------           -------        -------       --------
   Identifiable assets                                         $ 61,930           $ 7,465        $(6,985)      $ 62,410
                                                               --------           -------        -------       --------
   Corporate assets                                                                                              16,296
                                                                                                               --------
   Total assets at September 30, 1995                                                                          $ 78,706
                                                                                                               ========

   Total revenues to customers outside the U.S. were $104,222,000, $92,957,000 and $79,334,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

   Export sales from the Company's United States operations to unaffiliated customers were as follows:

                                 (IN THOUSANDS)
                             YEAR ENDED SEPTEMBER 30,
                             -----------------------
                              1997     1996     1995
                              ----     ----     ----
Europe                       $16,413  $ 9,160  $ 8,665
Asia/Pacific Rim              69,082   66,398   53,609
Other                          1,915    1,173      298
                             -------  -------  -------
Total                        $87,410  $76,731  $62,572
                             =======  =======  =======

                                 * * * * * * *

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                 ---------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
------------------------------------------------------------
(in thousands)


                                   COLUMN A    COLUMN B    COLUMN C    COLUMN D   COLUMN E
                                   ----------  ----------  ----------  ----------  ---------
                                                      ADDITION
                                                     ----------
                                                            CHARGED TO
                                    BALANCE AT  CHARGED TO    OTHER                  BALANCE
                                    BEGINNING    COST AND    ACCOUNTS   DEDUCTIONS  AT END OF
      DESCRIPTIONS                  OF PERIOD    EXPENSES   - DESCRIBE  - DESCRIBE   PERIOD
--------------------                ----------  ----------  ----------  ----------  ---------


YEAR ENDED SEPTEMBER 30, 1997:
 Allowance for doubtful accounts      $1,300    $  324       $   -  (1)   $ 608  (2)   $1,016
                                      ------    ------       ------       -----        ------
 Reserve for excess and
  obsolete inventory                  $3,410    $1,089                    $ 782  (2)   $3,103
                                      ------    ------                    -----        ------

YEAR ENDED SEPTEMBER 30, 1996:
 Allowance for doubtful accounts      $  519    $  882       $   6  (1)   $  107 (2)   $ 1,300
                                      ------    ------       ------       ------       -------
 Reserve for excess and
  obsolete inventory                  $  957    $2,602                    $  149 (2)   $ 3,410
                                      ------    ------                    ------       --------

YEAR ENDED SEPTEMBER 30, 1995:
 Allowance for doubtful accounts      $  605    $  113       $    8  (1)  $  207 (2)   $   519
                                      ------    ------       ------       ------       -------
 Reserve for excess and
  obsolete inventory                  $1,034    $  280                    $  357 (2)   $   957
                                      ------    ------                    ------       -------


(1)  Recoveries of accounts written off.
(2)  Amounts written off.