Form 10-Q
period 1997-12-31
ROBOTIC VISION SYSTEMS INC
filed 1998-02-17
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997                Commission File Number 0-8623
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



                              Yes  X          No
                                 -----          -----


Number of shares of Common Stock outstanding
as of February 6, 1998                                             24,515,406
                                                                   ----------


                                                                  No of Pages 10
                                                                              --

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial statements

                                                       December 31,        September 30,
                                                           1997                 1997
                                                           ----                 ----
                                                        (Unaudited)          Restated
                                                                             (Note 2)
ASSETS
Current Assets:
  Cash and cash equivalents ....................       $  3,619,000        $  8,811,000
  Accounts receivables, net ....................         53,679,000          50,563,000
  Inventories (Note 3) .........................         48,555,000          39,095,000
  Deferred income taxes ........................         10,643,000          10,643,000
  Other current assets .........................          1,674,000           1,429,000
                                                       ------------        ------------
     Total Current Assets ......................        118,170,000         110,541,000

Plant and equipment, net .......................         14,968,000          14,507,000
Goodwill, net ..................................          6,176,000           6,207,000
Other assets ...................................         11,489,000           8,668,000
                                                       ------------        ------------

     TOTAL .....................................       $150,803,000        $139,923,000
                                                       ------------        ------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable  and current portion of long-
     term debt (Note 4) ........................       $ 15,711,000        $ 10,623,000
  Accounts payable .............................         24,420,000          23,320,000
  Accrued expenses and other current liabilities         21,946,000          19,623,000
  Advance contract payments received ...........          1,502,000           1,816,000
                                                       ------------        ------------
     Total Current Liabilities .................         63,579,000          55,382,000

Deferred income taxes ..........................          1,823,000           1,823,000
Other long-term liabilities ....................          6,217,000           7,141,000
                                                       ------------        ------------
     Total Liabilities .........................         71,619,000          64,346,000
                                                       ------------        ------------

Common stock, authorized 30,000,000
shares, $0.01 par value; issued and outstanding
     24,487,000 shares at December 31, 1997 and
     24,438,000 shares at September 30, 1997 ...            245,000             244,000
Additional paid-in capital .....................        166,706,000         166,623,000
Accumulated deficit ............................        (87,914,000)        (91,457,000)
Cumulative translation adjustment ..............            147,000             167,000
                                                       ------------        ------------
     Total Stockholders' Equity ................         79,184,000          75,577,000
                                                       ------------        ------------

     TOTAL .....................................       $150,803,000        $139,923,000
                                                       ============        ============

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                          December 31,

                                                   ---------------------------

                                                       1997            1996
                                                                     Restated
                                                                     (Note 2)

Revenues ...................................       $53,788,000     $38,734,000

Cost of revenues ...........................        27,745,000      21,377,000
                                                   -----------     -----------

Gross profit ...............................        26,043,000      17,357,000

Research and development costs .............         6,629,000       5,686,000

Selling, general and administrative expenses        14,894,000      10,854,000

Merger expenses ............................           623,000          44,000

Interest expense, net ......................           246,000          18,000
                                                   -----------     -----------

Income before provision for income taxes ...         3,651,000         755,000

Provision for income taxes .................           108,000       1,049,000
                                                   -----------     -----------

Net income (loss) ..........................       $ 3,543,000     $  (294,000)
                                                   ===========     ===========


Net income (loss) per share:
    Basic and Diluted ......................       $      0.14     $     (0.01)
                                                   ===========     ===========

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three Months Ended
                                                                            December 31,

                                                                   ------------------------------
                                                                       1997               1996
                                                                       ----               ----
OPERATING ACTIVITIES:
Net income (loss) ..........................................       $ 3,543,000        $  (294,000)
Adjustments to reconcile net income to net cash
from operating activities:
Deferred income taxes ......................................                 -            995,000
Depreciation and amortization ..............................         1,660,000          1,327,000
Other ......................................................           (20,000)          (339,000)
Changes in assets & liabilities:
         Accounts Receivables ..............................        (3,120,000)        (4,550,000)
         Inventories .......................................        (9,460,000)          (496,000)
         Other current assets ..............................          (245,000)          (200,000)
         Other assets ......................................        (3,177,000)          (473,000)
         Accounts payable ..................................         1,100,000          1,621,000
         Accrued expenses and other current liabilities ....         2,323,000            191,000
         Advanced contract payments received ...............          (314,000)          (393,000)
         Other long-term liabilities .......................          (503,000)            (6,000)
                                                                   -----------        -----------
Net cash used in operating activities ......................        (8,213,000)        (2,617,000)
                                                                   -----------        -----------

INVESTING  ACTIVITIES:
Additions to plant & equipment .............................        (1,734,000)        (1,214,000)
Proceeds from investments ..................................                 -            821,000
                                                                   -----------        -----------
Net cash provided by (used in) investing activities ........        (1,734,000)          (393,000)
                                                                   -----------        -----------

FINANCING ACTIVITIES:
Issuance of Common Stock in connection with
the exercise of stock options and warrants .................            84,000            476,000

Net proceeds (repayments) from short-term borrowings .......         5,317,000         (2,640,000)

Repayments of long-term borrowings .........................          (650,000)        (1,072,000)

Proceeds from long-term borrowings .........................                 -            172,000
                                                                   -----------        -----------
Net cash provided by (used in) financing activities ........         4,751,000         (3,064,000)
                                                                   -----------        -----------
Effect of exchange rate changes on cash and cash equivalents             4,000            (82,000)
                                                                   -----------        -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......        (5,192,000)        (6,156,000)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ..............         8,811,000         23,546,000
                                                                   -----------        -----------
CASH AND CASH EQUIVALENTS- END OF YEAR .....................       $ 3,619,000        $17,390,000
                                                                   ===========        ===========

SUPPLEMENTAL INFORMATION:
Interest paid ..............................................       $   283,000        $   252,000
Taxes paid .................................................                 -          1,285,000

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Robotic Vision Systems, Inc. and Subsidiaries (The "Company") as of December 31, 1997, the consolidated results of operations for the three month periods ended December 31, 1997 and 1996 and the consolidated statements of cash flows for the three month periods ended December 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1997. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

2.  ACQUISITIONS
      Vanguard Automation, Inc. ("Vanguard")
On December 9, 1997, the Company acquired the outstanding shares of Vanguard for approximately 3,391,000 shares of the Company's common stock, having a market value of $45,776,000. Outstanding Vanguard stock options were converted into stock options to purchase approximately 152,000 shares of the Company's common stock. Outstanding Vanguard warrants were converted into warrants to purchase approximately 182,000 shares of the Company's common stock. Vanguard produces and markets automated manufacturing equipment used in the assembly of certain types of semiconductor packaging processes, commonly referred to as Ball Grid Array. This acquisition has been accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated to include the accounts of Vanguard for all periods presented.

The following is a reconciliation of certain restated amounts with amounts previously reported.

                                                       Three Months
                                                           Ended
                                                     December 31, 1996
                                                     -----------------

REVENUES:
As previously reported ...........................      $35,401,000
Effect of Vanguard pooling of
    interests ....................................        3,333,000
                                                        -----------
As restated ......................................      $38,734,000
                                                        ===========
NET INCOME (LOSS):
As previously reported ...........................      $ 2,151,000
Effect of Vanguard pooling of
    interests ....................................       (2,445,000)
                                                        -----------
As restated ......................................      $  (294,000)
                                                        ===========
NET INCOME (LOSS) PER COMMON SHARE:
Diluted:
As previously reported ...........................      $      0.10
Effect of Vanguard pooling of
    interests ....................................            (0.11)
                                                        -----------
As restated ......................................      $     (0.01)
                                                        ===========

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)

3.  INVENTORIES

Inventories at December 31, 1997 and September 30, 1997 consisted of the following;

                                  December 31, 1997       September 30, 1997
                                  -----------------       ------------------
Raw Materials                        $25,948,000              $20,638,000
Work-in-Process                       17,211,000               13,158,000
Finished Goods                         5,396,000                5,299,000
                                     -----------              -----------

                  Total              $48,555,000              $39,095,000
                                     ===========              ===========


4.  NOTES PAYABLE AND LONG-TERM DEBT

The Company currently has a credit agreement with a domestic bank consisting of a $17,000,000 revolving credit agreement and an $8,000,000 term loan. The revolving credit agreement was increased from $6,000,000 to $11,000,000 in December 1997 and subsequently increased to $17,000,000 in January 1998. At December 31, 1997, $9,424,000 was outstanding under the revolving credit agreement and $7,200,000 was outstanding under the term loan. At September 30, 1997, $4,924,000 was outstanding under the revolving credit agreement and $7,600,000 was outstanding under the term loan.

In addition, the Company has an unsecured line of credit with a domestic bank which provides borrowings in various European currencies to a maximum amount of $2,500,000. At December 31, 1997, $2,482,000 was outstanding under this line of credit. At September 30, 1997, $1,665,000 was outstanding under this line of credit.

5.   EARNINGS PER SHARE

In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic earnings per share is determined by using the weighted average number of shares outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The calculation for earnings per share for the three months ended December 31, 1997 and 1996 was as follows:

                                                        Three Months Ended                   Three Months Ended
                                                        ------------------                   ------------------
                                                         December 31, 1997                    December 31, 1996
                                                         -----------------                    -----------------

                                                      BASIC            DILUTED            BASIC              DILUTED
                                                   -----------------------------       ------------------------------
Net income (loss) ..........................       $ 3,543,000       $ 3,543,000       $  (294,000)       $  (294,000)
                                                   ===========       ===========       ===========        ===========

Weighted average number of common shares ...        24,476,000        24,476,000        23,373,000         23,373,000

Assumed number of shares issued from common
         share equivalents .................                 -           968,000                 -                  -
                                                   -----------       -----------       -----------        -----------

Weighted average number of common and common
         equivalent shares .................        24,476,000        25,444,000        23,373,000         23,373,000
                                                   ===========       ===========       ===========        ===========

Net income (loss) per share ................       $      0.14       $      0.14       $     (0.01)       $     (0.01)
                                                   ===========       ===========       ===========        ===========

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 1997 Compared to
Three Months Ended December 31, 1996

RESULTS OF OPERATIONS

Revenues were $53,788,000 for the three months ended December 31, 1997, compared to $38,734,000 in the three months ended December 31, 1996, an increase of 39%. The increase in revenues largely reflected volume shipments of new products, which included the LS-3950DB lead scanner introduced in the current quarter and the 7000 Series end-of-line inspection system introduced in the fourth quarter of last fiscal year. In addition, Vanguard Automation, Inc., which was acquired by the Company in December 1997, contributed to the year-to-year improvement in revenues.

The gross profit margin was 48.4% of revenues in the three months ended December 31, 1997, compared to 44.8% of revenues in the three months ended December 31, 1996.

Research and development expenses were $6,629,000, or 12.3% of revenues, in the three months ended December 31, 1997, compared to $5,686,000, or 14.7% of revenues, in the three months ended December 31, 1996. The increase in research and development expenses reflected the Company's focus on new product development, including the development of the LS-3950DB lead scanner, the 7000 Series inspection system, as well as new visual inspection and data collection equipment. In the three months ended December 31, 1997, the Company capitalized $1,696,000 of its software development costs, in accordance with Statement of Financial Accounting Standards No. 86, compared to $588,000 capitalized in the three months ended December 31, 1996.

Selling, general and administrative expenses were $14,894,000, or 27.7% of revenues, in the three months ended December 31, 1997, compared to $10,854,000, or 28.0% of revenues, in the three months ended December 31, 1996. The increase in selling, general and administrative expenses largely reflected higher marketing and distribution costs associated with the higher level of revenues year-to-year.

The Company incurred merger costs of $623,000 in the three months ended December 31, 1997 related to its acquisition of Vanguard Automation, Inc.

Net interest expense was $246,000 in the three months ended December 31, 1997, compared to net interest expense of $18,000 in the three months ended December 31, 1996. The increase in interest expense reflected the higher level of bank borrowings in the three months ended December 31, 1997.

The tax provision of $108,000 in the three months ended December 31, 1997 reflected minimum federal and certain state taxes. Projected taxable income from the consolidated group has accelerated the opportunity to use net operating loss and credit carry forwards in 1998, thus only a minimal federal and state tax provision is anticipated for fiscal 1998. The tax provision of $1,049,000 in the three months ended December 31, 1996 reflected normal federal and state taxes. Vanguard experienced a loss before income taxes of $2,455,000 in the three months ended December 31, 1996, and accordingly, no provision for income taxes was recorded on the unprofitable operations of Vanguard prior to the merger.

Net income for the three months ended December 31, 1997 was $3,543,000, or $0.14 per share, compared to a net loss of $294,000, or (0.01) per share.

                             ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $5,192,000 in the three months ended December 31, 1997 as a result of $8,213,000 of net cash used in operating activities, $1,734,000 of net cash used in investing activities, $4,751,000 of net cash provided by financing activities and the effect of exchange rate changes on cash of $4,000.

Accounts receivable increased $3,120,000 in the three months ended December 31, 1997 largely as a result of the combination of higher sequential quarterly revenues and an increase in shipments to customers with a longer payment cycle. Inventories increased $9,460,000 in the three months ended December 31, 1997 as a result of materials required to support new product deliveries and anticipated higher future shipment levels.

The Company had net additions to plant and equipment of $1,734,000 in the three months ended December 31, 1997, which exceeded depreciation charges of $1,273,000.

The Company expanded its revolving credit agreement from $6,000,000 to $11,000,000 in December 1997 and subsequently increased the line to $17,000,000 in January 1998. The increase in borrowing capacity relates to financing the Company's working capital requirements needed to support higher revenue levels and the acquisition of Vanguard Automation, Inc. At December 31, 1997, $9,424,000 was outstanding under this revolving credit agreement. At September 30, 1997, $4,924,000 was outstanding under this revolving credit agreement. The Company also had borrowings outstanding of $2,482,000 and $1,665,000, at December 31, 1997 and September 30, 1997, respectively, under an additional unsecured line of credit.

The Company expects to meet its remaining fiscal 1998 cash requirements through a combination of existing cash balances, borrowing availability under existing bank lines and cash flows from operations.

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

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Continued

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for periods beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein. SFAS No. 131 is effective for periods beginning after December 15, 1997.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, "Software Reserve Recognition". This Statement specifies certain changes for determining the recognition of software revenue. The Company is in the process of evaluating the impact of the SOP on its revenue recognition policies. SOP No. 97-2 is effective for periods beginning after December 15, 1997.

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

INTERNATIONAL SALES

A majority of RVSI's sales in recent years has been export sales to the Far East. For the fiscal year ended September 30, 1997, export sales accounted for approximately 57% of RVSI's revenues. RVSI's international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions, duties, general and economic conditions, and other political and economic factors. Although RVSI currently attempts to mitigate its direct exposure to exchange rate fluctuations by transacting most international business in United States dollars, there can be no assurance that their international operations will escape the risk of fluctuating currency values, hard currency shortages, or controls on currency exchange. To the extent foreign currencies weaken relating to the U.S. dollar, RVSI's products could become more expensive in these countries. This could adversely affect both RVSI's sales volumes and profitability.

CUSTOMER CONCENTRATION

RVSI's sales have been historically concentrated in a small number of customers at any time, although the specific customers change over time. Sale to Intel accounted for approximately 16% and 13%, respectively, of RVSI's revenues during the fiscal years ended September 30, 1997 and 1996. No other customers accounted for more than 10% of sales during such fiscal years. The loss or any significant reduction in Intel's orders for RVSI's products may be expected to materially adversely affect RVSI's operations and prospects.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K

        (a)  Exhibit 27 - Financial Data Schedule

        (b) Current Report on Form 8-K dated December 18, 1997, as amended on Form 8-K/A on January 16, 1998; Items 2 and 7; Audited Financial Statements and Related Notes of Vanguard Automation, Inc. at December 31, 1996 and at September 30, 1997 and for the years ended December 31, 1996 and September 30, 1997, respectively; Unaudited summary of Pro Forma Condensed Combined Statements of Operations for the years ended September 30, 1997, 1996 and 1995; Unaudited Pro Forma Condensed Combined Balance Sheet as of September 30, 1997; Unaudited Pro Forma Condensed Combined Statements of Operations for the years ended September 30, 1997, 1996 and 1995, respectively; and Notes to Unaudited Pro Forma Condensed Financial Information.

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


                                                ROBOTIC VISION SYSTEMS, INC.
                                                ----------------------------
                                                        Registrant


Dated: February 13, 1998                             /s/ PAT V. COSTA
                                          --------------------------------------
                                                       PAT V. COSTA
                                                     President and CEO
                                              (Principal Executive Officer)


Dated: February 13, 1998                           /s/ ROBERT H. WALKER
                                          --------------------------------------
                                                     ROBERT H. WALKER
                                          Executive Vice President and Treasurer
                                              (Principal Financial Officer)