Form 10-K/A
period 1997-09-30
ROBOTIC VISION SYSTEMS INC
filed 1998-04-27
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                 FORM 10-K-A/1

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1997
                          -----------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                    to
                              -------------------   ---------------------------

                        Commission File Number    0-8623
                                              ---------------

                          ROBOTIC VISION SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                         11-2400145
-------------------------------------------------       ------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

425 Rabro Drive East, Hauppauge, New York                         11788
-------------------------------------------------       ------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code   (516) 273-9700
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on which
Title of each class                                         registered
--------------------                            --------------------------------
        None                                                   None
--------------------------------------------------------------------------------

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
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           -----    -----

                                ----------------

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


                       DOCUMENTS INCORPORATED BY REFERENCE
Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to be convened in April 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) Documents filed as part of this report:

          (iii) Exhibits.

          27     Financial Data Schedule

                 Restated Financial Data Schedules for Fiscal Year Ended September 30, 1997, 1996 and 1995 and Three Months
                 Ended June 30, 1997, March 31, 1997, December 31, 1996, June 30, 1996, March 31, 1996 and December 31, 1995 as a result of the acquisition of Vanguard Automation, Inc. in December 1997 which was accounted for as a pooling of interests and for the adoption of FAS 128 (Earnings per Share) in the three months ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Village of Hauppauge, State of New York, on the 24th day of April 1998.


                                           ROBOTIC VISION SYSTEMS, INC.


                                           By:         /s/ Pat V. Costa
                                              ----------------------------------
                                                   PAT V. COSTA, PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            SIGNATURE                       CAPACITY                       DATE
            ---------                       --------                       ----

         /s/ Pat V. Costa             Chairman of the Board,              April 24, 1998
---------------------------------       President and Director
           Pat V. Costa                 (Principal Executive Officer)


      /s/ Steven Bilodeau              Executive Vice President           April 24, 1998
---------------------------------       and Director
         Steven Bilodeau

       /s/ Howard Stern               Senior Vice President               April 24, 1998
---------------------------------       and Director
          Howard Stern

      /s/ John J. Arcari              Chief Financial Officer             April 24, 1998
---------------------------------       (Principal Financial Officer)
         John J. Arcari

                                      Director
---------------------------------
           Jay M. Raft

                                      Director
---------------------------------
        Donald J. Kramer

                                      Director
---------------------------------
         Mark J. Lerner

                                      Director
---------------------------------
       Frank A. DiPietro

                                      Director
---------------------------------
           Tomas Kohn


    /s/ Robert H. Walker              Director                            April 24, 1998
---------------------------------
       Robert H. Walker


                                 EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

 27.1      Restated Financial Data Schedule for Fiscal Year 1997

 27.2      Restated Financial Data Schedule for 1st Quarter of 1997

 27.3      Restated Financial Data Schedule for 2nd Quarter of 1997

 27.4      Restated Financial Data Schedule for 3rd Quarter of 1997

 27.5      Restated Financial Data Schedule for Fiscal Year of 1996

 27.6      Restated Financial Data Schedule for 1st Quarter of 1996

 27.7      Restated Financial Data Schedule for 2nd Quarter of 1996

 27.8      Restated Financial Data Schedule for 3rd Quarter of 1996

 27.9      Restated Financial Data Schedule for Fiscal Year of 1995