Form 10-Q
period 1998-03-31
ROBOTIC VISION SYSTEMS INC
filed 1998-05-15
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                   Commission File Number 0-8623
                  --------------                                          ------



                          ROBOTIC VISION SYSTEMS, INC.
                          ----------------------------
               (Exact name of Registrant as specified in charter)

            DELAWARE                                             11-2400145
            --------                                             ----------
(State or other jurisdiction of                                  IRS Employer
incorporation or organization)                             Identification Number


425 RABRO DRIVE EAST, HAUPPAUGE, NEW YORK                          11788
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

                                Yes   X   No
                                     ---      ---

Number of shares of Common Stock outstanding
as of May 11, 1998                                                    24,570,983
                                                                      ----------



                                                                  No of Pages 12
                                                                              --

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                                             March 31,       September 30,
                                                               1998               1997
                                                               ----               ----
                                                           (Unaudited)          Restated
                                                                               ( Note 2)
ASSETS
Current Assets:
  Cash and cash equivalents ........................      $  5,606,000       $  8,811,000
  Accounts receivables - net .......................        49,604,000         50,563,000
  Inventories (Note 3) .............................        56,350,000         39,095,000

  Deferred income taxes ............................        10,643,000         10,643,000
  Other current assets .............................         2,362,000          1,429,000
                                                          ------------       ------------
    Total Current Assets ...........................       124,565,000        110,541,000

Plant and equipment, net ...........................        17,746,000         14,507,000

Goodwill, net ......................................         6,080,000          6,207,000
Other assets .......................................        12,869,000          8,668,000
                                                          ------------       ------------

    TOTAL ..........................................      $161,260,000       $139,923,000
                                                          ------------       ------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable  and current portion of long-
   Term debt (Note 4) ..............................      $ 32,031,000       $ 10,623,000
  Accounts payable .................................        29,771,000         23,320,000
  Accrued expenses and other current liabilities ...        21,809,000         19,623,000
  Advance contract payments received ...............         1,547,000          1,816,000
                                                          ------------       ------------
    Total Current Liabilities ......................        85,158,000         55,382,000

Deferred income taxes ..............................         1,823,000          1,823,000
Other long-term liabilities ........................           544,000          7,141,000
                                                          ------------       ------------
    Total Liabilities ..............................        87,525,000         64,346,000
                                                          ------------       ------------
  Common stock, authorized 50,000,000
   shares, $0.01 par value; issued and
   outstanding 24,537,000 shares at
   March 31, 1997 and 24,438,000
   shares at September 30, 1997 ....................           245,000            244,000
  Additional paid-in capital .......................       166,898,000        166,623,000
  Accumulated deficit ..............................       (93,586,000)       (91,457,000)
  Cumulative translation adjustment ................           178,000            167,000
                                                          ------------       ------------
    Total Stockholders' Equity .....................        73,735,000         75,577,000
                                                          ------------       ------------

TOTAL ..............................................      $161,260,000       $139,923,000
                                                          ============       ============


                See Notes To Consolidated Financial Statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                      March 31,                     March 31,
                                            ---------------------------     ---------------------------
                                               1998            1997             1998            1997
                                               ----            ----             ----            ----
                                                             Restated                         Restated
                                                             (Note 2)                          (Note 2)

Revenues ................................    $47,727,000     $35,755,000     $101,515,000     $74,489,000

Cost of revenues ........................     26,686,000      20,563,000       54,431,000      41,940,000
                                             -----------     -----------     ------------     -----------
Gross profit ............................     21,041,000      15,192,000       47,084,000      32,549,000

Research and development costs ..........      7,390,000       5,857,000       14,019,000      11,543,000

Selling, general and administrative
expenses ................................     15,657,000      10,751,000       30,551,000      21,605,000

Merger expenses .........................          --               --            623,000          44,000
Non-recurring charges ...................      3,184,000            --          3,184,000            --
                                             -----------     -----------     ------------     -----------
Loss from operations ....................     (5,190,000)     (1,416,000)      (1,293,000)       (643,000)

Interest (income) expense, net ..........        482,000         (32,000)         728,000         (14,000)
                                             -----------     -----------     ------------     -----------
Loss before provision for income taxes...     (5,672,000)     (1,384,000)      (2,021,000)       (629,000)

Provision (benefit) for income taxes ....           --          (617,000)         108,000         432,000
                                             -----------     -----------     ------------     -----------
Net loss ................................    $(5,672,000)    $  (767,000)    $ (2,129,000)    $(1,061,000)
                                             ===========     ===========     ============     ===========


Net loss per share
  Basic .................................    $     (0.23)    $     (0.03)    $      (0.09)    $     (0.05)
  Diluted ...............................    $     (0.23)    $     (0.03)    $      (0.09)    $     (0.05)
Weighted Average Shares
  Basic .................................     24,517,000      23,517,000       24,497,000      23,445,000
  Diluted ...............................     24,517,000      23,517,000       24,497,000      23,445,000


                See Notes To Consolidated Financial Statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended March 31,
                                                              ----------------------------
                                                                   1998            1997
                                                                   ----            ----
OPERATING ACTIVITIES:
Net loss .................................................    $ (2,129,000)    $(1,061,000)
Adjustments to reconcile net income to net cash from
 operating activities:
Deferred income taxes ....................................            --         1,203,000
Depreciation and amortization ............................       3,554,000       2,569,000
Other ....................................................            --          (606,000)
Changes in assets & liabilities:
    Accounts Receivables .................................         959,000      (4,330,000)
    Inventories ..........................................     (17,255,000)     (6,009,000)
    Prepaid expenses and other current assets ............        (933,000)       (522,000)
    Other assets .........................................      (4,980,000)     (1,986,000)
    Accounts payable .....................................       6,451,000       5,469,000
    Accrued expenses and other current liabilities .......       2,186,000        (366,000)
    Advanced contract payments received ..................        (269,000)       (304,000)
    Other long-term liabilities ..........................        (407,000)       (159,000)
                                                              ------------     -----------
Net cash (used in) provided by operating activities ......     (12,823,000)     (6,102,000)
                                                              ------------     -----------

INVESTING  ACTIVITIES:
Additions to plant & equipment ...........................      (5,887,000)     (2,949,000)
Proceeds from sale of business ...........................            --           496,000
Proceeds from investments ................................            --         1,321,000
                                                              ------------     -----------
Net cash provided by (used in) investing activities ......      (5,887,000)     (1,132,000)
                                                              ------------     -----------
FINANCING ACTIVITIES:
Issuance of Common Stock in connection with the
exercise of stock options and warrants ...................         276,000         716,000
Net proceeds (repayments) from short-term borrowings .....      15,978,000        (436,000)
Repayments of long-term borrowings .......................      (1,019,000)     (1,175,000)
Proceeds from long-term borrowings .......................         259,000         142,000
                                                              ------------     -----------
Net cash provided by (used in) financing activities ......      15,494,000        (753,000)
                                                              ------------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS ................................          11,000          96,000
                                                              ------------     -----------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS .........................................      (3,205,000)     (7,891,000)
CASH AND CASH EQUIVALENTS - BEGINNING
OF YEAR ..................................................       8,811,000      23,546,000
                                                              ------------     -----------
CASH AND CASH EQUIVALENTS - END OF YEAR ..................    $  5,606,000     $15,655,000
                                                              ============     ===========
SUPPLEMENTAL INFORMATION:
Interest paid ............................................    $    794,000     $   246,000
Taxes paid ...............................................    $    240,000     $ 1,470,000

                See Notes To Consolidated Financial Statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet of Robotic Vision Systems, Inc. and Subsidiaries (The "Company") as of March 31, 1998, the condensed consolidated statements of operations for the three month and six month periods ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

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

                                          Three Months     Six Months
                                               Ended          Ended
                                          March 31, 1997  March 31, 1997
                                          --------------  --------------
REVENUES:
As previously reported .................    $32,388,000     $67,789,000
Effect of Vanguard pooling of
 interests .............................      3,367,000       6,700,000
                                            -----------     -----------
As restated ............................    $35,755,000     $74,489,000
                                            ===========     ===========
NET INCOME (LOSS):
As previously reported .................    $   918,000     $ 3,069,000
Effect of Vanguard pooling of
 interests .............................     (1,685,000)     (4,130,000)
                                            -----------     -----------
As restated ............................    $  (767,000)    $(1,061,000)
                                            ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE:
As previously reported .................    $      0.04     $      0.14
Effect of Vanguard pooling of
 interests .............................          (0.07)          (0.19)
                                            -----------     -----------
Basic and diluted, as restated .........    $     (0.03)    $     (0.05)
                                            ===========     ===========

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


3.  INVENTORIES

Inventories at March 31, 1998 and September 30, 1997 consisted of the following;

                                March 31, 1998      September 30, 1997
                                --------------      ------------------
Raw Materials                    $24,722,000          $20,638,000
Work-in-Process                   24,877,000           13,158,000
Finished Goods                     6,751,000            5,299,000
                                 -----------          -----------
    Total                        $56,350,000          $39,095,000
                                 ===========          ===========

4.  NOTES PAYABLE AND LONG-TERM DEBT

In March 1998, the Company entered into a new $37.5 million revolving credit agreement with three domestic banks, which replaced $19.5 million in existing lines of credit and $6.9 million outstanding under a term loan. The new agreement, which is secured by essentially all of the domestic tangible and intangible assets of the Company, has a two year term, with interest at either prime rate or LIBOR. The agreement has financial covenants which include minimum profitability, minimum liquidity and minimum net worth. The lending banks have waived the Company's compliance with the financial covenants under the agreement for the three months ended March 31, 1998.

At March 31, 1998, there was $29.5 million outstanding under the revolving credit agreement. At September 30, 1997, there was $6.6 million outstanding under previous lines of credit and $7.6 million outstanding under the previous term loan.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months and Six Months Ended March 31, 1998 Compared to
Three Months and Six Months Ended March 31, 1997

RESULTS OF OPERATIONS

Revenues were $47.7 million for the three months ended March 31, 1998, compared to $35.8 million in the three months ended March 31, 1997, an increase of 33%. However, revenues were down 11%, from $53.8 million, from the three months ended December 31, 1997. The sequential decline in revenues was largely due to a reduction in shipments of the Company's semiconductor equipment, particularly its 3-D in-tray inspection systems, to customers based in Asia. The Company experienced cancellations, rescheduled deliveries and the postponement of new orders as semiconductor industry conditions deteriorated during the latter part of the fiscal quarter. The Company expects that demand for its semiconductor equipment will remain weak for the near term as a result of the current semiconductor industry conditions and the continuing Asian financial crisis. Despite weak industry conditions, the Company continued to deliver a significant level of new products, including the 3950 and 7000 Series 3-D in-tray inspection systems.

The increase in revenues for the three months and six months ended March 31, 1998 over the three months and six months ended March 31, 1997 is largely due to the increase in shipments of the Company's 3-D in-tray inspections systems, sold by the Company's Electronics division and ball grid array (BGA) packaging equipment sold by the Company's Vanguard division.

The gross profit margin was 44.1% of revenues in the three months ended March 31, 1998, compared to 42.5% of revenues in the three months ended March 31, 1997 and 48.4% of revenues in the three months ended December 31, 1997. The lower sequential gross profit margin was primarily due to the proportionate reduction in shipments of the Company's higher margin 3-D in-tray inspections systems, combined with additional costs associated with the introduction of new products. The gross profit margin was 46.4% of revenues in the six months ended March 31, 1998, as compared to 43.7% in the six months ended March 31, 1997.

The gross margin improvement of 1.6% and 2.7% for the three months and six months ended March 31, 1998, over the three months and six months ended March 31, 1997, respectively, was primarily due to improved margins on the Company's BGA packaging equipment.

Research and development expenses were $7.4 million, or 15.5% of revenues, in the three months ended March 31, 1998, compared to $5.9 million, or 16.4% of revenues, in the three months ended March 31, 1997. The increase in research and development expenses reflected the Company's continued investment in new product development, including the development of new 3-D in-tray inspection systems, component handling systems, BGA packaging equipment, as well as new visual inspection and data collection products. In the three months ended March 31, 1998, the Company capitalized $2.1 million of its software development costs, in accordance with Statement of Financial Accounting Standards No. 86, compared to $1.2 million capitalized in the three months ended March 31, 1997. In the six months ended March 31, 1998, the Company capitalized $3.8 million of software development costs compared to $1.8 million capitalized in the six months ended March 31, 1997.

Selling, general and administrative expenses were $15.7 million, or 32.8% of revenues, in the three months ended March 31, 1998, compared to $10.8 million, or 30.1% of revenues, in the three months ended March 31, 1997. In the six months ended March 31, 1998, selling, general and administrative expenses were $30.6 million, or 30.1% of revenues, as compared to $21.6 million, or 29.0% of revenues, in the six months ended March 31, 1997. The increase in expenses, for the comparative three month and six month periods, largely relates to higher sales and distribution costs on the higher level of revenues year-to-year. In addition, the increase in expenses relates to the hiring of a number of senior managers over the past year as well as an increase in litigation costs associated with the Company's on-going patent infringement and fraud lawsuits against General Scanning.

In March, the Company initiated steps to reduce its expense levels to a rate more appropriate with the current business conditions. These steps included a 10% workforce reduction, curtailment of discretionary spending and a reduction in capital asset acquisitions. Non-recurring charges of $3.2 million were taken in the three months ended March 31, 1998, for costs relating to employee severance, the write-down of certain assets , and other related costs.

Net interest expense was $0.5 million and $0.7 million in the three months and six months ended March 31, 1998, respectively, as compared to net interest income of under $0.1 million in both the three months and six months ended March 31, 1997. The increase in interest expense is a result of the significantly higher level of bank borrowings in the current period. These bank borrowings have been used to finance increased working capital requirements.

The Company incurred merger costs of $0.6 million in the three months ended December 31, 1997 related to its acquisition of Vanguard Automation, Inc.

There was no tax provision in the three months ended March 31, 1998 as a result of the loss.
The tax provision of $0.1 million in the six months ended March 31, 1998 reflected minimum federal and state income tax provisions. . In the three months ended March 31, 1998, the Company had a net loss of $2.5 million, or $(0.10) per share, before non-recurring charges of $3.2 million, or $(0.13) share, compared to a net loss of $0.8 million, or $(0.03) per share, in the three months ended March 31, 1997 and compared to net income of $3.6 million, or $0.14 per share, in the immediately preceding three months ended December 31, 1997. The total net loss for the three months ended March 31, 1998 was $5.7 million, or $(0.23) per share. The net loss for the six months ended March 31, 1998 was $2.1 million, or $(0.09) per share, compared to a net loss of $1.1 million, or $(0.05) per share, for the six months ended March 31, 1997.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's discussion and analysis of financial condition results of operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $3.2 million in the six months ended March 31, 1998. The reduction in cash and cash equivalents was a result of $12.8 million of net cash used in operating activities, $5.9 million of net cash used for additions to plant and equipment and $15.5 million of net cash provided by financing activities.

The decline in accounts receivable of $1.0 million for the six months ended March 31, 1998, reflected the lower level of revenues in the three months ended March 31, 1998 as compared to the three months ended September 30, 1997, partially offset by a longer accounts receivable collection cycle during the current six month period. Inventories rose from $39.1 million at September 30, 1997 to $56.4 million at March 31, 1998, an increase of $17.3 million for the six month period. The significant increase in inventories is a result of the combination of lower than anticipated revenues for the three months ended March 31, 1998, which resulted in higher than planned ending inventory levels, as well as additional inventories required to support the transition of new product deliveries over the past six months. Other assets increased $4.2 million in the six months ended March 31, 1998 primarily as a result of capitalized software development costs, net of amortization, during the period. The increase in accounts payable of $6.5 million in the six months ended March 31, 1998 primarily relates to the higher levels of inventories acquired during the period. Additions to plant and equipment during the six months ended March 31, 1998 were $5.9 million, and exceeded depreciation charges of $2.6 million for the period.

In March 1998, the Company entered into a new $37.5 million revolving credit agreement with three domestic banks, which replaced $19.5 million in existing lines of credit and $6.9 million outstanding under a term loan. At March 31, 1998, there was $29.5 million outstanding under the revolving credit agreement. At September 30, 1997, there was $6.6 million outstanding under previous lines of credit and $7.6 million outstanding under the previous term loan. Borrowings of $16.0 million during the six months ended March 31, 1998, under the existing and previous bank lines, were used to finance the increase in working capital requirements during the period. The lending banks have waived the Company's compliance with the financial covenants under the agreements for the three months ended March 31, 1998.

The Company expects to meet its near-term cash requirements through a combination of existing cash balances, borrowing availability under the revolving credit agreement and a reduction in the current level of accounts receivables and inventories.

FOREIGN CURRENCY TRANSACTIONS

The Company does not currently engage in international currency hedging transactions to mitigate its foreign currency exposure. To the extent the Company is unable to match revenues received in foreign currencies with expenses paid in the same currency, it is exposed to possible losses on international currency transactions.

                 ROBOTIC VISION SYSTEMS, INC., AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Continued


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition". This Statement specifies certain changes for determining the recognition of software revenue. The Company is in the process of evaluating the impact of the SOP on its revenue recognition policies. SOP No. 97-2 is effective for fiscal years beginning after December 15, 1997.


FLUCTUATIONS IN THE SEMICONDUCTOR MARKET

The semiconductor industry, which has been subject to significant market fluctuations and periodic downturns in the past, is currently experiencing weak industry conditions. These weak industry conditions have had a negative effect on the revenues and earnings of RVSI, as well as other semiconductor capital equipment suppliers. Until semiconductor industry conditions improve, RVSI's revenues and earnings will continue to be adversely affected.

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

TECHNOLOGICAL RISKS

The future success of RVSI will depend, to a significant extent, on its ability to enhance, develop, manufacture and deliver on a timely basis, technologically advanced, quality products and its ability to achieve market acceptance for such products. There can be no assurance that RVSI will be successful in introducing products or product enhancements once developed, or that RVSI's products will not be rendered obsolete by new industry standards or competitive products or technologies.

PART  II.   OTHER INFORMATION

Item 3.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 11 - Computation of per share amounts

          (b)  Exhibit 27 - Financial Data Schedule

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company's Annual Meeting of Stockholders was held on April 9, 1998. The following matters were voted upon at the Annual Meeting:

          1.) Stockholders elected Pat V. Costa, Steven J. Bilodeau, Frank A. DiPietro, Jay M. Haft, Tomas Kohn, Donald J. Kramer, Mark J. Lerner, Howard Stern and Robert H. Walker to the Board of Directors for a one year term.

          2.) Stockholders voted 14,510,475 shares FOR, 2,475,060 shares AGAINST, and 130,443 shares ABSTAINED to increase the number of shares from 1,500,000 shares to 2,500,000 shares under the Company's 1996 Stock Plan.

          3.) Stockholders voted 15,791,349 shares FOR, 1,201,266 shares AGAINST and 123,363 shares ABSTAINED to increase the authorized common stock of the Company from 30,000,000 shares to 50,000,000 shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ROBOTIC VISION SYSTEMS, INC.
                                        --------------------------------
                                                 Registrant



Dated:  May 14, 1998                          /s/ Pat V. Costa
                                        --------------------------------
                                                 PAT V. COSTA
                                              President and CEO
                                         (Principal Executive Officer)






Dated:  May 14, 1998                          /s/ John J. Arcari
                                        --------------------------------
                                                JOHN J. ARCARI
                                            Chief Financial Officer
                                          (Principal Financial Officer)

\