Form 10-Q
period 1998-06-30
ROBOTIC VISION SYSTEMS INC
filed 1998-08-14
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended June 30, 1998          Commission File Number 0-8623
                                                                         ------



                          ROBOTIC VISION SYSTEMS, INC.
               --------------------------------------------------
               (Exact name of Registrant as specified in charter)


          DELAWARE                                             11-2400145
-------------------------------                           ---------------------
(State or other jurisdiction of                               IRS Employer
incorporation or organization)                            Identification Number


5 SHAWMUT ROAD, CANTON,  MASSACHUSETTS                                 02021
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)


Registrant's telephone number, including area code (781) 821-0830
                                                   --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]


Number of shares of Common Stock outstanding
as of August 3, 1998                                                 24,863,511

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated financial statements

                                                             June 30,                September 30,
                                                               1998                      1997
                                                             --------                ------------
                                                            (Unaudited)               (Restated)
ASSETS:                                                     (In thousands,except per share data)
  Current assets:
    Cash and cash equivalents                                $   2,395                 $  8,811
    Accounts receivable, net                                    41,533                   50,563
    Inventories                                                 52,583                   39,095
    Deferred income taxes                                       10,643                   10,643
    Other current assets                                         1,719                    1,429
                                                             ---------                 --------
     Total current assets                                      108,873                  110,541
  Plant and equipment, net                                      17,091                   14,507
  Goodwill                                                       6,033                    6,207
  Other assets                                                  18,170                    8,668
                                                             ---------                 --------
     Total assets                                            $ 150,167                 $139,923
                                                             =========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Notes payable and current portion of long-term debt      $  35,806                 $ 10,623
    Accounts payable                                            28,106                   23,320
    Accrued expenses                                            20,578                   19,623
    Advance payments received                                    1,300                    1,816
                                                             ---------                 --------
     Total current liabilities                                  85,790                   55,382
  Deferred income taxes                                          1,823                    1,823
  Other long-term liabilities                                    2,744                    7,141
  Stockholders' equity:
    Common stock, authorized 50,000 shares,
    $0.01 par value; issued and outstanding 24,834 at
    June 30, 1998 and 24,438 at September 30, 1997                 249                      244
    Additional paid-in capital                                 168,427                  166,623
    Accumulated deficit                                       (109,019)                 (91,457)
    Cumulative translation adjustment                              153                      167
                                                             ---------                 --------
     Total stockholders' equity                                 59,810                   75,577
                                                             ---------                 --------
     Total liabilities and stockholders' equity              $ 150,167                 $139,923
                                                             =========                 ========


                 See Notes to Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                Nine Months Ended
                                                         June 30,         June 30,        June 30,        June 30,
                                                           1998            1997             1998            1997
                                                         --------         -------         --------         -------
                                                                        (Restated)                       (Restated)
                                                                 (In thousands, except per share amounts)

Revenues                                                 $ 39,090         $41,789         $140,605         $116,278
Cost of revenues                                           23,671          22,108           78,102           64,048
Inventory provision                                         4,500              --            4,500               --
                                                         --------         -------         --------         --------
  Gross profit                                             10,919          19,681           58,003           52,230
Research and development expenses                           7,508           6,676           21,527           18,219
Selling, general and administrative expenses               15,662          12,719           46,213           34,319
Merger expenses                                                --              --              623               49
Non-recurring charges                                       2,420              --            5,604               --
                                                         --------         -------         --------         --------
  Income (loss) from operations                           (14,671)            286          (15,964)            (357)
Interest (income) expense, net                                762             114            1,490              100
                                                         --------         -------         --------         --------
  Income (loss) before provision for income taxes         (15,433)            172          (17,454)            (457)
Provision (benefit) for income taxes                           --             934              108            1,366
                                                         --------         -------         --------         --------
  Net loss                                               $(15,433)        $  (762)        $(17,562)        $ (1,823)
                                                         ========         =======         ========         ========

Net loss per share:
    Basic                                                $  (0.63)        $ (0.03)        $  (0.72)        $  (0.08)
    Diluted                                              $  (0.63)        $ (0.03)        $  (0.72)        $  (0.08)
Weighted average shares:
    Basic                                                  24,609          23,569           24,534           23,486
    Diluted                                                24,609          23,569           24,534           23,486





                 See Notes to Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Nine Months Ended
                                                                             June 30,
                                                                       1998             1997
                                                                     --------         --------
OPERATING ACTIVITIES:                                                     (In thousands)
  Net loss                                                           $(17,562)        $ (1,823)
  Adjustments to reconcile net income to net cash from
   operating activities:
   Deferred income taxes                                                   --            2,153
   Depreciation and amortization                                        5,542            3,940
   Other                                                                  (14)            (690)
   Changes in assets and liabilities:
     Accounts receivable                                                9,030           (8,308)
     Inventories                                                      (13,488)         (13,265)
     Other current assets                                                (290)            (606)
     Other assets                                                      (6,997)          (3,442)
     Accounts payable                                                   4,786            9,765
     Accrued expenses                                                     955              954
    Advance contract payments                                            (516)             607
    Other long-term liabilities                                          (831)            (165)
                                                                     --------         --------
  Net cash provided by (used in) operating activities                 (19,385)         (10,880)

INVESTING ACTIVITIES:
  Additions to plant and equipment                                     (6,707)          (4,252)
  Purchase of a business                                                   --           (2,993)
  Proceeds from sale of business                                           --              496
  Proceeds from investments                                                --            1,821
                                                                     --------         --------
  Net cash provided by (used in) investing activities                  (6,707)          (4,928)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                  309              801
  Sale of common stock                                                     --            7,535
  Short-term borrowings (repayments)                                   20,178           (2,396)
  Repayments of long-term debt                                         (1,070)          (1,672)
  Proceeds from long-term borrowings                                      259            8,103
                                                                     --------         --------
  Net cash provided by (used in) financing activities                  19,676           12,371
Effect of exchange rate changes on cash                                    --               28
Net increase (decrease) in cash and cash equivalents                   (6,416)          (3,409)
Beginning balance - cash and cash equivalents                           8,811           23,546
                                                                     --------         --------
Ending balance - cash and cash equivalents                           $  2,395         $ 20,137
                                                                     ========         ========

SUPPLEMENTAL INFORMATION:
  Interest paid                                                      $  1,608         $    717
  Taxes paid                                                              240              228

NON-CASH ITEMS:
  Issuance of 271,493 shares of common stock in exchange for
    technology license and non-competition agreement                 $  1,500               --
  Issuance of note payable in exchange for technology license
   and non-competition agreement                                        2,250               --



                 See Notes to Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet of Robotic Vision Systems, Inc. and Subsidiaries (The "Company") as of June 30, 1998, the consolidated statements of operations for the three month and nine month periods ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the three month and nine month periods ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

                                             Three Months     Nine Months
                                                Ended            Ended
                                            June 30, 1998    June 30, 1998

REVENUES:
As previously reported ......................  $37,930         $105,719

Effect of Vanguard pooling of interests .....    3,859           10,559
                                               -------         --------
As restated .................................  $41,789         $116,278
                                               -------         --------
NET INCOME (LOSS):
As previously reported ......................  $ 1,708         $  4,777

Effect of Vanguard pooling of interests .....   (2,470)          (6,600)
                                               -------         --------
As restated .................................  $  (762)        $ (1,823)
                                               -------         --------

NET INCOME (LOSS) PER COMMON SHARE:
Diluted:
As previously reported ......................  $  0.08         $   0.22
Effect of Vanguard pooling of interests .....    (0.11)           (0.30)
                                               -------         --------
As restated .................................  $ (0.03)        $  (0.08)
                                               -------         --------

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                                   (Unaudited)


3.  INVENTORIES

Inventories at June 30, 1998 and September 30, 1997 consisted of the following;

                                                (In thousands)
                                       June 30, 1998     September 30, 1997
                                       -------------     ------------------

Raw Materials                             $17,961             $20,638
Work-in-Process                            23,817              13,158
Finished Goods                             10,805               5,299
                                          -------             -------
    Total                                 $52,583             $39,095
                                          -------             -------


4.  NOTES PAYABLE AND LONG-TERM DEBT

In March 1998, the Company entered into a new $37.5 million revolving credit agreement with three domestic banks, which replaced $19.5 million in existing lines of credit and $6.9 million outstanding under a term loan. The new agreement, which is secured by essentially all of the domestic tangible and intangible assets of the Company, has a two year term, with interest at either prime rate or LIBOR. The agreement has financial covenants which include minimum profitability, minimum liquidity and minimum net worth. The Company is currently not in compliance with certain financial covenants under the agreement and is working with its banks to amend the facility and revise the financial covenants in the agreement. The lending banks have waived the Company's compliance with the financial covenants under the agreement for the three months ended June 30, 1998.

At June 30, 1998, there was $35.7 million outstanding under the revolving credit agreement. At September 30, 1997, there was $6.6 million outstanding under previous lines of credit and $7.6 million outstanding under the previous term loan.

5. SETTLEMENT AGREEMENT

In June 1998, the Company announced it had reached a settlement of its claims against General Scanning, Inc. arising out of General Scanning's acquisition of View Engineering, Inc. in August 1996. The Company had claimed that General Scanning used improperly obtained information in connection with the acquisition. Under the settlement agreement, General Scanning has agreed not to compete for ten years in the inspection of interconnect leads of semiconductor packages and has licensed its 2-D and 3-D vision technology solely and exclusively for the Company's use in the inspection of leads, pins, balls, bumps and other present and future device interconnection leads. In consideration for this technology license and non-competition agreement, the Company agreed to pay General Scanning a total of $3.75 million, of which $1.50 million represents 271,493 shares of the Company's common stock and $2.25 million in a subordinated note payable with a maturity date of five years.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months and Nine Months Ended June 30, 1998 Compared to
Three Months and Nine Months Ended June 30, 1997

RESULTS OF OPERATIONS
Revenues were $39.1 million for the three months ended June 30, 1998, compared to $41.8 million in the three months ended June 30, 1997, a decrease of 6%. Sequentially, revenues were down 18%, from $47.7 million, from the three months ended March 31, 1998. The decline in revenues was largely a result of weak demand for the Company's semiconductor inspection equipment, particularly from customers in Japan and southeast Asia. The Company continued to experience order cancellations and rescheduling of deliveries as semiconductor industry conditions continued to deteriorate during the period. The Company expects that demand for its semiconductor equipment will remain weak for the near term as a result of the current semiconductor industry conditions and the continuing Asian economic crisis. For the nine months ended June 30, 1998, revenues were $140.6 million, compared to $116.3 million for the nine months ended June 30, 1997.

The gross profit margin was 39.4% of revenues in the three months ended June 30, 1998, excluding a provision for slow moving and obsolete inventories of $4.5 million, compared to 47.1% of revenues in the three months ended June 30, 1997. The gross profit margin, excluding the inventory provision, was 44.5% of revenues in the nine months ended June 30, 1998, compared to 44.9% in the nine months ended June 30, 1997. On a sequential basis, the gross profit margin declined 4.7% in the three months ended June 30, 1998, from 44.1% in the three months ended March 31, 1998. The lower sequential gross profit margin was primarily due to proportionately higher fixed manufacturing costs on the lower level of shipments during the period, as well as the affect of a lower margin product mix.

In the three months ended June 30, 1998, the Company took a $4.5 million provision for slow moving and obsolete inventories, primarily related to its semiconductor equipment operations. In June, the Company announced that it will combine its Acuity 2-D machine vision and its CiMatrix 2-D and 1-D barcode reading and automated data collection operations. In addition, the Company announced a 15% workforce reduction in June, 1998. In April 1998, the Company implemented a 10% workforce reduction. As a result of the June workforce reduction and planned operational consolidation, the Company took a non-recurring charge of $2.4 million in the three months ended June 30, 1998, to cover employee severance and other related costs. For the nine months ended June 30, 1998, the Company had incurred $5.6 million in non-recurring charges, to cover employee severance from these two workforce reductions, the write-down of certain assets and other related costs.

Research and development expenses were $7.5 million, or 19.2% of revenues, in the three months ended June 30, 1998, compared to $6.7 million, or 16.0% of revenues, in the three months ended June 30, 1997. In the nine months ended June 30, 1998, research and development expenses were $21.5 million, or 15.3% of revenues, compared to $18.2 million, or 15.7% of revenues, in the nine months ended June 30, 1997. The increase in research and development expenses reflect the Company's continued investment in new product development, including new 3-D in-tray inspection systems, component handling systems and BGA packaging equipment, as well as new visual inspection and data collection products. In the three months ended June 30, 1998, the Company capitalized $1.9 million of its software development costs, in accordance with Statement of Financial Accounting Standards No. 86, compared to $1.1 million capitalized in the three months ended June 30, 1997. In the nine months ended June 30, 1998, the Company capitalized $5.7 million of software development costs compared to $3.0 million capitalized in the nine months ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Selling, general and administrative expenses were $15.7 million, or 40.1% of revenues, in the three months ended June 30, 1998, compared to $12.7 million, or 30.4% of revenues, in the three months ended June 30, 1997. In the nine months ended June 30, 1998, selling, general and administrative expenses were $46.2 million, or 32.9% of revenues, as compared to $34.3 million, or 29.5% of revenues, in the nine months ended June 30, 1997. The increase in expenses, for the comparative three month and nine month periods, largely relates to personnel additions to the Company's sales and marketing organizations. In addition, litigation costs relating to the Company's patent infringement and fraud lawsuits against General Scanning, Inc. were significantly higher year-to-year.

In June 1998, the Company announced it had reached a settlement of its claims against General Scanning, Inc. arising out of General Scanning's acquisition of View Engineering, Inc. in August 1996. The Company had claimed that General Scanning used improperly obtained information in connection with the acquisition. Under the settlement agreement, General Scanning has agreed not to compete for ten years in the inspection of interconnect leads of semiconductor packages and has licensed its 2-D and 3-D vision technology solely and exclusively for the Company's use in the inspection of leads, pins, balls, bumps and other present and future device interconnection leads. In consideration for this technology license, and non-competition agreement, the Company agreed to pay General Scanning a total of $3.75 million, of which $1.50 million represents 271,493 shares of the Company's common stock and $2.25 million in a subordinated note payable with a maturity date of five years.

Net interest expense was $0.8 million and $1.5 million in the three months and nine months ended June 30, 1998, respectively, as compared to net interest expense of $0.1 million in both the three months and nine months ended June 30, 1997. The increase in interest expense is a result of the significantly higher level of bank borrowings in the current three month and nine month periods. These bank borrowings have been used primarily to finance increased working capital requirements.

The Company incurred merger costs of $0.6 million in the three months ended December 31, 1997 related to its acquisition of Vanguard Automation, Inc.

There was no tax provision in the three months ended June 30, 1998 as a result of the loss for the period. The tax provision of $0.1 million in the nine months ended June 30, 1998 reflected minimum state income tax provisions.

In the three months ended June 30, 1998, the Company had a net loss of $8.5 million, or $(0.35) per share, before an inventory provision of $4.5 million and non-recurring charges of $2.4 million, compared to a net loss of $0.8 million, or $(0.03) per share, in the three months ended June 30, 1997. The total net loss for the three months ended June 30, 1998 was $15.4 million, or $(0.63) per share. The net loss for the nine months ended June 30, 1998 was $17.6 million, or $(0.72) per share, compared to a net loss of $1.8 million, or $(0.08) per share, for the nine months ended June 30, 1997. The loss for the nine months ended June 30, 1998 included an inventory provision of $4.5 million and non-recurring charges of $5.6 million.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $6.4 million in the nine months ended June 30, 1998. The reduction in cash and cash equivalents was a result of $19.4 million of net cash used in operating activities, $6.7 million of net cash used for additions to plant and equipment and $19.7 million of net cash provided by financing activities.

The decline in accounts receivable of $9.0 million in the nine months ended June 30, 1998, reflected the lower level of revenues in the three months ended June 30, 1998 as compared to the three months ended September 30, 1997, partially offset by a longer accounts receivable collection cycle during the current nine month period. Inventories at June 30, 1998 were $52.6 million, an increase of $13.5 million in the nine month period. The increase in inventories is largely a result of revenues declining significantly below expectations over the past two fiscal quarters, which resulted in higher than planned ending inventory levels. Also, additional inventories were required to support a transition to new semiconductor equipment products over the past nine months. Other assets increased $7.0 million in the nine months ended June 30, 1998 primarily as a result of capitalized software development costs during the period. The increase in accounts payable of $4.8 million in the nine months ended June 30, 1998 primarily relates to the higher levels of inventories acquired during the period.

Additions to plant and equipment during the nine months ended June 30, 1998 were $6.7 million, and exceeded depreciation charges of $4.0 million for the period.

In March 1998, the Company entered into a new $37.5 million revolving credit agreement with three domestic banks, which replaced $19.5 million in existing lines of credit and $6.9 million outstanding under a term loan. At June 30, 1998, there was $35.7 million outstanding under the revolving credit agreement and remaining borrowing availability of $1.8 million. At September 30, 1997, there was $6.6 million outstanding under previous lines of credit and $7.6 million outstanding under the previous term loan. Borrowings of $22.2 million during the nine months ended June 30, 1998, under the existing and previous bank lines, were used to finance the increase in working capital requirements during the period. The Company is currently not in compliance with certain financial covenants under the agreement and is working with its banks to amend the facility and revise the financial covenants in the agreement. The lending banks have waived the Company's compliance with the financial covenants under the agreement for the three months ended June 30, 1998.

During the three months ended June 30, 1998, the Company repaid a $2.0 million note with a significant related party supplier of Vanguard Automation, Inc.

The Company is currently in the final stages of obtaining additional institutional debt financing to help meet its working capital requirements and expects to complete such financing in August. The Company expects to meet its near-term cash requirements through a combination of proceeds from the new debt financing, existing cash balances, borrowing availability under the revolving credit agreement and cash flows from operations. The Company is reducing its future cash requirements through a combination of reductions in operating expenses, capital expenditures and inventory purchases.

                 ROBOTIC VISION SYSTEMS, INC., AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company has evaluated its computing assets and software applications with regard to the Year 2000 issues. Strategies have been formulated and execution of the plan is currently in process. The Company anticipated all expenditures related to the Year 2000 have been reserved or budgeted for and expects to fully compliant during Fiscal 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the impact of the new standard on the presentation of its financial statements.

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

FLUCTUATIONS IN THE SEMICONDUCTOR MARKET

The semiconductor industry, which has been subject to significant market fluctuations and periodic downturns in the past, is currently experiencing weak industry conditions. These weak industry conditions have had an adverse affect on the revenues and earnings of the Company, as well as other semiconductor capital equipment companies. Until semiconductor industry conditions improve, the Company's revenues and earnings will continue to be adversely affected.

INTERNATIONAL SALES

For the fiscal year ended September 30, 1997, export sales accounted for approximately 57% of the Company's revenues. The Company's international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions and duties, and other political and economic factors such as the present Asian economic crisis. To the extent foreign currencies weaken relating the the U.S. dollar, the Company's products could become more expensive in these countries. As with the current Asian economic crisis, this could adversely affect the Company's sales volumes and profitability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


CUSTOMER CONCENTRATION

The Company's sales have been historically concentrated in a small number of customers at any time, although the specific customers change over time. Sales to Intel Corporation ("Intel") accounted for 16% and 13% of revenues for the fiscal years ending September 30, 1997 and 1996, respectively. No other customers accounted for more than 10% of revenues during such fiscal years. Any significant reduction in Intel's future orders for the Company's products may be expected to materially adversely affect the Company's operations and profitability.




PART  II. OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K

         (a) The Company filed a current report on Form 8-K on May 14, 1998 relating to the approval by the Company's Board of Directors of a stockholder rights plan.

         (b) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ROBOTIC VISION SYSTEMS, INC.
                                             ---------------------------
                                                   Registrant



Dated: August 7, 1998                        /s/ PAT V. COSTA
                                             ----------------------------------
                                             PAT V. COSTA
                                             President and CEO
                                             (Principal Executive Officer)






Dated: August 7, 1998                        /s/ JOHN J. ARCARI
                                             ----------------------------------
                                             JOHN J. ARCARI
                                             Chief Financial Officer
                                             (Principal Financial Officer)