Form 10-K405
period 1998-09-30
ROBOTIC VISION SYSTEMS INC
filed 1999-01-19
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                            ------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM             TO
                          COMMISSION FILE NUMBER 0-8623
                            ------------------------

                          ROBOTIC VISION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                 11-2400145
 (State or other jurisdiction    (I.R.S. Employer
     of incorporation or          Identification
        organization)                  No.)
   5 SHAWMUT ROAD, CANTON,            02021
        MASSACHUSETTS
    (Address of principal           (Zip Code)
      executive offices)

       Registrant's telephone number, including area code (781) 821-0830

          Securities registered pursuant to Section 12(b) of the Act:

                                   NAME OF EACH
                                     EXCHANGE
                                     ON WHICH
     TITLE OF EACH CLASS            REGISTERED
------------------------------   ----------------
             None                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

The number of shares outstanding of the Registrant's common stock is 24,885,789 (as of 1/8/99) 0

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $96,432,000 (as of 1/8/99).

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled to be convened in April 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) GENERAL

    Robotic Vision Systems, Inc. ("RVSI" or the "Company"), designs, manufactures, markets and sells automated 1-dimensional ("1-D"), 2-dimensional ("2-D") and 3-dimensional ("3-D") machine vision-based products and systems for inspection, measurement and identification, and is a leader in advanced electro-optical sensor technology.

    RVSI was incorporated in New York in 1976 and reincorporated in Delaware in 1977. Its executive offices are located at 5 Shawmut Road, Canton, Massachusetts 02021; telephone (781) 821-0830.

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

(C) NARRATIVE DESCRIPTION OF BUSINESS

    (i) Principal Products and Product Development

    A. SEMICONDUCTOR EQUIPMENT GROUP ("SEG") is comprised of RVSI's Electronics Division ("Electronics"), as well as its wholly owned subsidiaries, Systemation Engineered Products, Inc. ("Systemation") and Vanguard Automation, Inc. ("Vanguard").

    Electronics supplies inspection equipment to the semiconductor industry. The Electronics LS, GS and CS Series lead scanning systems offer automated, high-speed, 3-D semiconductor package lead inspection with the added feature of non-contact scanning of the packages in their shipping trays ("in-tray scanning"). The systems use a laser-based, non-contact, 3-D measurement technique to inspect and sort quad flat packs, thin quad flat packs, chip scale packages ("CSP"), ball grid arrays ("BGA") and thin small outline packs in their carrying trays. The system measurements include coplanarity, total package height, true position spread and span, as well as lead angle, width, pitch and gap.

    Systemation offers tape-and-reel component processing systems designed to handle CSP and BGA packages. RVSI believes that Systemation's expertise in designing and manufacturing systems that handle components in tubes provides RVSI with the means to further expand the breadth of its product offerings to the semiconductor market.

    Vanguard is the leading supplier of BGA and CSP equipment for the semiconductor and connection industries. Customers for Vanguard's proprietary BGA and CSP equipment include over a dozen of the top semiconductor manufacturers in the world.

    B.  ACUITY CIMATRIX DIVISION

    In June 1998, RVSI combined its Acuity Imaging Division, which was comprised of Acuity Imaging LLC ("Acuity") and Northeast Robotics LLC ("NER"), Acuity's wholly owned subsidiary, with its CiMatrix Division ("CiMatrix"), which was comprised of Computer Identics Corporation and International Data Matrix, Inc., both wholly owned subsidiaries of RVSI. The combined operations is called the Acuity CiMatrix Division.

    The Acuity CiMatrix Division designs, manufactures and markets 1-D and 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation. These products are used by a broad range of businesses, including customers in the semiconductor, electronics, automotive, pharmaceutical, consumer products, postal services and material handling industries. In addition, RVSI owns the patent to the Data Matrix code, a 2-D code resembling a scrambled checkerboard. Due to its small size relative to the 1-D bar code label, the Data Matrix code can be directly marked on parts and components greatly enhancing a manufacturer's capability for serialization and traceability.

    Machine vision systems use an image processing computer, software and electronic cameras to perform such functions as measurement, flaw detection and inspection of manufactured products. The Company's data collection and bar code reading systems use similar functionality to read and collect data from 1-D and 2-D bar codes for purposes such as sortation, manufacturing quality control, traceability and security.

    In September 1998, Acuity CiMatrix introduced Visionscape, the first machine vision product platform on a single PCI board for the Pentium/Windows PC. This product family is designed to meet the needs of both original equipment manufacturers, which incorporate vision products into their systems, as well as for direct use by manufacturers on their factory floor.

    In December 1998, Acuity CiMatrix introduced the MXi, the first hand-held imager for reading digital direct part marks, 1-D barcodes and new, digital 2-D symbologies, such as the Data Matrix code. This product is a result of a joint venture with Polaroid Corporation which began in 1997. The MXi was co-designed and will be manufactured by Polaroid for RVSI's exclusive distribution.

    C.  AIRCRAFT SAFETY DIVISION

    In December 1998, the Company sold its Aircraft Safety Division to a subsidiary of B.F. Goodrich for $4.5 million in cash. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company expects to report a gain of approximately $3.0 million on the sale in the first quarter of fiscal 1999.

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

    (iii) MARKETING AND SALES

    The SEG's marketing strategy focuses on cultivating long-term relationships with the leading manufacturers of electronic and semiconductor inspection and quality control equipment. Its marketing efforts rely heavily on direct sales methods. The selling cycle for products, generally, is between six to nine months from initial customer contact to closure. A lengthier process is often the case in the purchase of an initial unit. Subsequent purchases require less time and often result in multiple orders. SEG sales activities in the domestic market are handled by direct sales personnel. The SEG also maintains sales capabilities in both Europe and the Far East through independent sales representatives and distributors, providing access to all major markets for electronic and semiconductor test equipment. A sales and technical support office is maintained in Singapore.

    The Acuity CiMatrix Division markets its products through a combination of direct sales personnel, distributors and system integrators. For sales made through distributors, the Acuity CiMatrix Division supports these activities with direct sales management and technical support personnel. Besides sales and support offices in various locations in the United States, the Acuity CiMatrix Division also maintains sales and support offices in the United Kingdom, France and Germany.

    (iv) SOURCES OF SUPPLY

    To support its internal operations and to extend its overall capacity, the Company purchases a wide variety of components, assemblies and services from proven outside manufacturers, distributors and service organizations. The Company has not experienced any significant difficulty in obtaining adequate supplies to perform under its contracts.

    A number of the Company's components and sub-systems are purchased from single sources. The Company believes that alternative sources of supply could be obtained, if necessary, without major interruption in production. In addition, certain products or sub-systems developed and marketed by the Acuity CiMatrix Division are incorporated into the SEG's product offerings.

    (v) PROPRIETARY PROTECTION

    At September 30, 1998 the Company owned over 100 issued U.S. patents, with expiration dates ranging from 1999 to 2014. The Company also has various U.S. and foreign registered trademarks.

    The Company does not believe that its present operations are materially dependent upon the proprietary protection that may be available to the Company by reason of any one or more of such patents. Moreover, as its patent position has not been tested, with the exception of the litigation referred to elsewhere herein under "Legal Proceedings," no assurance can be given as to the effectiveness of the protection afforded by its patent rights.

    (vi) CUSTOMERS

    Intel Corporation accounted for 20%, 23% and 13% of the Company's revenues during its fiscal years ended September 30, 1998, 1997 and 1996, respectively. No other customers accounted for more than 10% of such sales during the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

    (vii) BACKLOG

    At September 30, 1998 the Company's backlog was $16.9 million as compared to $43.2 million at September 30, 1997. The Company believes that most of its backlog at September 30, 1998 will be delivered in fiscal 1999. The Company does not believe that its backlog at any particular time is necessarily indicative of its long-term future business.

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

    (ix) RESEARCH AND DEVELOPMENT

    Company-sponsored research and development efforts over recent years have been largely devoted to continued development of advanced 2-D and 3-D vision technology and applications software for use in various inspection and process control automation systems. Research and development has also included activity related to automatic identification technology development. Research and development expenditures, net of capitalized software development costs, were $28,121,000, $25,465,000 and $21,834,000 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. In the fiscal years ended September 30, 1998, 1997 and 1996, the Company capitalized $7,397,000, $4,842,000 and
$2,630,000, respectively, of its software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

    (x) ENVIRONMENTAL REGULATION

    The Company believes that compliance with federal, state, local and, where applicable, foreign environmental regulations does not have any material effect on its capital expenditures, earnings or competitive position.

    (xi) EMPLOYEES

    At September 30, 1998 the Company employed 710 persons, of whom 295 were engineering and other technical personnel. None of the Company's employees is a member of a labor union.

(D) FINANCIAL INFORMATION RELATING TO FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Revenues from unaffiliated customers generated by the Company's European subsidiaries were $14,556,000, $16,812,000 and $16,226,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

    Total revenues to customers outside the U.S. were $108,711,000, $115,854,000 and $97,483,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

ITEM 2. PROPERTIES

    The Company's executive offices, as well as its Acuity CiMatrix Division, is located in a 60,000 square foot facility in Canton, Massachusetts. The Acuity CiMatrix Division also maintains a 50,000 square foot engineering facility in Nashua, New Hampshire and its NER operations are located in a 12,000 square foot facility in Weare, New Hampshire. The Company's Electronics Division is located in a 65,000 square foot facility located in Hauppauge, New York. Systemation's operations are located in a 90,000 square foot facility located in New Berlin, Wisconsin and Vanguard's operations are located in a 38,000 square foot facility in Tucson, Arizona.

    The Company also maintains sales and service offices across the United States to support its various operations. The Acuity CiMatrix Division has sales and service offices in the United Kingdom, France and Germany and the Company maintains a sales and service office in Singapore to support its Electronics, Systemation and Vanguard operations.

    All of the Company's facilities are leased, with lease expiration dates ranging from 1999 to 2013.

ITEM 3. LEGAL PROCEEDINGS

    The Company, as plaintiff, was a party to an action initiated by the Company in the United States District Court for the Eastern District of New York against defendant Cybo Systems, Inc. ("Cybo"), entitled Robotic Vision Systems, Inc. v. Cybo Systems, Inc. a/k/a Cybot Systems, Inc., alleging certain contractual breaches by Cybo arising from the Company's sale to Cybo of the Company's welding and cutting systems business. In October 1998, this action, including all of Cybo's remaining counterclaims against the Company, was dismissed with prejudice by mutual agreement of the Company and Cybo and without any payment by either party to the other, following a partial summary judgment ruling by the Court that had dismissed substantially all of Cybo's counterclaims against the Company.

    The Company, as plaintiff, was a party to two actions in the United States District Court for the Central District of California against View Engineering, Inc. ("View"), a wholly owned subsidiary of General Scanning, Inc. ("GSI") [see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to the Consolidated Financial Statements for information with respect to the settlement in June 1998 of the Company's action in the United States District Court for the Eastern District of New York against GSI arising from GSI's August 1996 acquisition of View (the "GSI Settlement")], alleging infringement by View of a number of the Company's patents relating to View's assembly and distribution of View's own 3-D machine vision products. In June 1998, the Court, in the first of these actions, involving the coplanarity inspection of ball grid array semiconductor package substrates, found infringement by View and granted the Company's request for injunctive relief against View. This ruling has been appealed by View to the United States Appeals Court for the Federal Circuit. The second of these actions, involving the "in-tray" inspection of semiconductor packages, is unaffected by the GSI Settlement and is presently expected to come to trial in the spring of 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
  MATTERS

    (a) MARKET INFORMATION

    The Company's Common Stock is quoted on The Nasdaq National Market under the symbol ROBV. The following table sets forth the high and low closing prices for the Company's Common Stock for the periods indicated:

FISCAL QUARTER ENDED                                                                                 HIGH        LOW
-------------------------------------------------------------------------------------------------  ---------  ---------
September 30, 1998...............................................................................  $   4 7/8  $       2
June 30, 1998....................................................................................     12 3/4      3 1/2
March 31, 1998...................................................................................     14 3/8         10
December 31, 1997................................................................................     17 1/2     10 1/4

September 30, 1997...............................................................................  $  16 7/8  $  11 3/4
June 30, 1997....................................................................................     11 7/8      8 3/8
March 31, 1997...................................................................................     18 1/4     10 3/4
December 31, 1996................................................................................     15 3/8         10

    On January 8, 1999 the closing price of the Company's Common Stock was $3 7/8 per share.

    (b) HOLDERS

    The number of holders of record of the Company's Common Stock as of January 8, 1999 was approximately 3,500.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Statement of Operations Data:
(In thousands, except per share amounts)

                                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
Revenues.............................................  $  169,007  $  169,342  $  153,975  $  145,415  $  102,056
Income (loss) before income taxes....................  $  (40,505) $    1,393  $     (319) $   12,092  $    2,853
Provision (benefit) for income taxes.................  $   --      $      745  $   (1,154) $      (56) $        1
Net income (loss)....................................  $  (40,505) $      648  $      835  $   12,148  $    2,852
Basic net income (loss) per share....................  $    (1.65) $     0.03  $     0.04  $     0.65  $     0.16
Diluted net income (loss) per share..................  $    (1.65) $     0.03  $     0.04  $     0.58  $     0.15

Selected Balance Sheet Data:
(In Thousands)

                                                                             AT SEPTEMBER 30,
                                                         --------------------------------------------------------
                                                            1998        1997        1996       1995       1994
                                                         ----------  ----------  ----------  ---------  ---------
Total assets...........................................  $  121,571  $  139,923  $  107,471  $  83,520  $  50,410
Current assets.........................................  $   72,227  $  110,541  $   88,370  $  71,755  $  40,867
Total liabilities......................................  $   84,774  $   64,346  $   43,858  $  39,171  $  33,459
Stockholders' equity...................................  $   36,797  $   75,577  $   63,613  $  44,349  $  16,951
Working capital (deficit)..............................  $   (9,488) $   55,159  $   45,741  $  34,590  $  10,853

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

    Revenues were $169.0 million for the fiscal year ended September 30, 1998, compared to $169.3 million for the fiscal year ended September 30, 1997. Primarily as a result of a severe downturn in the semiconductor capital equipment industry, the Company's revenues declined from $53.8 million in the first quarter of fiscal 1998 to a low of $28.4 million in the fourth quarter of fiscal 1998. The Company's Electronics, Systemation and Vanguard operations were adversely affected by a significant decline in orders, and cancellations of previously placed orders, for semiconductor inspection and handling equipment. The weak semiconductor industry conditions were largely a result of the Asian economic crisis and excess industry capacity. In addition, revenues for the Company's Acuity CiMatrix Division declined approximately 10% year-to-year, largely as a result of lower revenues to customers in Asia and Europe.

    Before the inventory provisions, the gross profit margin, as a percentage of revenues, was 42.9% for the fiscal year ended September 30, 1998, compared to a gross profit margin of 44.6% of revenues for the fiscal year ended September 30, 1997. In addition, the gross profit margin for the fiscal year ended September 30, 1998 was reduced by a provision for excess and obsolete inventories of $16.6 million, or 9.8% of revenues. The gross profit margin declined sequentially in fiscal 1998 as result of proportionately high fixed manufacturing costs relative to lower shipment levels, as well as the affect of a lower margin product mix.

    In the third and fourth quarters of fiscal 1998, the Company took provisions of $4.5 million and $12.1 million, respectively, for excess and obsolete inventories primarily for its semiconductor inspection and handling equipment. These provisions largely reflected reduced demand for older generation products as a result of the severe semiconductor industry downturn.

    During fiscal 1998, the Company took multiple steps to reduce its expenses and to lower the level of revenues necessary for break-even results of operations. These steps included a 10% workforce reduction in April 1998, a 15% workforce reduction in June 1998 and an additional 16% workforce reduction in September 1998, as well as curtailing discretionary spending and capital expenditures. In June 1998, the Company combined its Acuity 2-D machine vision operations with its CiMatrix 1-D and 2-D barcode reading and data collection operations. Primarily as a result of these steps, the Company took a total of $6.6 million in non-recurring charges in fiscal 1998. These charges included $3.8 million for severance payments to terminated employees, $1.5 million for costs associated with changing distributors in Asia, a $1.1 million non-cash write-down of previously capitalized software development costs associated with currently inactive products and $0.2 million in costs associated witht the consolidation of the Acuity and CiMatrix operations. As a result of these measures, research and development expenses and selling, general and administrative expenses, combined, were reduced from $23.0 million in the second quarter to $19.3 million in the fourth quarter of fiscal 1998.

    Research and development expenses were $28.1 million, or 16.6% of revenues, in fiscal 1998, compared to $25.5 million, or 15.0% of revenues, in fiscal 1997. The higher level of research and development expenses reflected the Company's continued investment in new products, including new semiconductor inspection and component handling systems, as well as new visual inspection and data collection products. During fiscal 1998, the Company capitalized $7.4 million of its software development costs, in accordance with Statement of Financial Accounting Standards No. 86, compared to $4.8 million in fiscal 1997.

    Selling, general and administrative expenses were $58.9 milion, or 34.8% of revenues, in fiscal 1998, compared to $48.3 million, or 28.5% of revenues, in fiscal 1997. The year-to-year increase in expenses is largely related to personnel additions to the Company's sales and marketing organizations, primarily in the first half of fiscal 1998. In addition, legal costs associated with patent infringement and fraud litigation initiated by the Company against GSI were $4.5 million in fiscal 1998.

    The Company incurred merger costs of $0.6 million in the first quarter of fiscal 1998 related to its acquisition of Vanguard Automation, Inc.

    Net interest expense was $2.3 million in fiscal 1998 compared to $0.3 million in fiscal 1997. The increase in interest expense is a result of the significantly higher level of bank borrowings in fiscal 1998. Proceeds from bank borrowings during fiscal 1998 were primarily used to fund working capital requirements and results of operations.

    There was no tax provision in fiscal 1998 as a result of the loss for the period. In fiscal 1997, the Company had a tax provision of $0.7 million relating to minimum federal and state income taxes.

    For fiscal 1998, the Company had a net loss, before inventory provisions and non-recurring charges, of $17.3 million, or a loss of $0.70 per share. Including inventory provisions of $16.6 million and non-recurring charges of $6.6 million, the net loss for fiscal 1998 was $40.5 million, or a loss of $1.65 per share. In fiscal 1997, the Company had net income of $0.6 million, or $0.03 per share.

FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

    Revenues of $169.3 million for the year ended September 30, 1997 represent an increase of $15.4 million or 10.0%, over revenues of $154.0 million for the year ended September 30, 1996. The increase in revenues was primarily attributable to increased shipments of RVSI's LS-3000 Series and GS-5000 Series semiconductor lead inspection systems.

    The gross profit margin for the fiscal year ended September 30, 1997 was 46%, as compared to 45% for the fiscal year ended September 30, 1996.

    Continued development of the LS-3000 and GS-5000 Series of lead scanning systems, computerized visual inspection equipment, and barcode scanning and data collection equipment, as well as the ID-1 aircraft wing ice detection system, primarily accounted for $25.5 million in research and development expense, net of capitalized software development costs, during the year ended September 30, 1997, as compared to $21.8 million during fiscal 1996. In its fiscal year ended September 30, 1997, the Company capitalized $4.8 million of its software development costs as compared to $2.6 million over the comparable 1996 period in accordance with the provisions of Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"). Capitalized software development costs for the fiscal year ended September 30, 1997 include $0.8 million of costs related to certain acquired subsidiaries. These subsidiaries had not capitalized any software development costs in prior years because prior to their respective acquisitions by the Company they had not utilized detailed program designs in the software development process. In general, the software development costs incurred by these subsidiaries between the time working models were available and the related software projects were released to customers were not material.

    Selling, general and administrative costs of $48.3 million increased by $3.4 million or 7.6%, for the year ended September 30, 1997 as compared to $44.9 million in the prior fiscal year, primarily as a result of increased marketing and distribution costs. For the year ended September 30, 1997, net interest expense was $0.3 million compared to net interest income of $0.2 million in the comparable period in 1996. The decrease is a result of using a significant portion of the Company's cash to finance growing accounts receivable and inventory as the Company's revenue increased.

    Net income for the year ended September 30, 1997 was $0.6 million or $0.03 per share, as compared to net income of $0.8 million, or $0.04, for the year ended September 30, 1996.

    During the fiscal year ended September 30, 1997, the Company recorded a net provision for income taxes of $0.7 million. The current year provision primarily relates to minimum federal and state income taxes which were partially offset by a decrease in the valuation allowance relating to deferred tax assets which emanated from a change in the legal structure of certain subsidiaries which eliminated certain limitations on the Company's utilization of net operating losses of acquired subsidiaries. During the fiscal year ended September 30, 1996, the Company recorded a net benefit from income taxes of $1.2 million. This benefit primarily resulted from a decrease in the valuation allowance relating to deferred tax assets which emanated from the Company's profitable operations in fiscal 1996, and the extent to which the Company substantiated projected future earnings.

    The net deferred tax assets at September 30, 1997 and 1996 of $8.8 million and $8.1 million, respectively, are equivalent to the benefit to be derived from net operating loss carryforwards, and net deductible temporary differences that were expected to be utilized to offset future taxable income projected as of the respective balance sheet dates. The valuation allowance as of September 30, 1997 relates primarily to net operating loss carryforwards and tax credit carryforwards of Acuity and CiMatrix which are subject to annual limitations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash balance declined from $8.8 million at September 30, 1997 to $2.4 million at September 30, 1998, as a result of $18.7 million of net cash used in operating activities, $9.1 million of net cash used for additions to plant and equipment and $21.5 million of net cash provided by financing activities.

    The $18.7 million of net cash used in operating activities was primarily a result of the loss for the year, less non-cash depreciation and amortization charges.

    Accounts receivable declined from $50.6 million at September 30, 1997 to $32.4 million at September 30, 1998. This reduction in accounts receivable largely reflects the much lower level of revenues in the fourth quarter of fiscal 1998 ($28.4 million) as compared to the fourth quarter of fiscal 1997 ($53.1 million).

    Inventories were $36.2 million at September 30, 1998 compared to $39.1 million at September 30, 1997, a net reduction of $2.9 million, including a total of $16.6 million in inventory provisions in fiscal 1998. Excluding the inventory provisions, the increase in inventories in fiscal 1998 was largely a result of revenues declining significantly below expectations, beginning late in the second quarter, which resulted in higher than planned ending inventory levels. The Company minimized the level of inventory purchases in the second half of fiscal 1998, which resulted in a net decrease in inventories of $3.6 million during this period, excluding the inventory provisions.

    During fiscal 1998, the Company had net additions to plant and equipment of $9.1 million, which exceeded depreciation charges of $6.1 million. The additions to plant and equipment were primarily for equipment used in research and development activities, as well as customer support activities.

    The increase in other long-term assets of $8.4 million largely reflects an increase in capitalized software development costs during fiscal 1998, net of amortization, of $4.5 million, and an intangible asset of $3.75 million reflecting the technology license and non-competition agreement obtained as a result of the Company's settlement agreement with GSI. The Company has classified its net deferred tax asset as a long-term asset as a result of the loss for the fiscal year and the current uncertainty of realizing this tax benefit in the near-term.

    In June 1998, the Company reached a settlement of its claims against GSI arising out of GSI's acquisition of View Engineering, Inc. in August 1996. The Company claimed that GSI used improperly obtained information in connection with the acquisition. Under the settlement agreement, GSI has agreed not to compete for ten years in the inspection of interconnect leads of semiconductor packages and has licensed its 2-D and 3-D vision technology solely and exclusively for the Company's use in the inspection of leads, pins, bumps and other present and future device interconnection leads. In consideration for this technology license and non-competition agreement, the Company agreed to pay GSI a total of $3.75 million, of which $1.50 million represents 271,493 shares of the Company's common stock and $2.25 million in a subordinated note payable with a maturity date of five years.

    Accounts payable declined from $23.3 million at September 30, 1997 to $21.4 million at September 30, 1998. The reduction in accounts payable was a result of the significantly lower level of inventory purchases made by the Company in the second half of fiscal 1998. As a result of the negative cash flow from operations, the Company had a substantial portion of its accounts payable balances which were beyond normal vendor payment terms at September 30, 1998.

    Accrued expenses increased from $19.6 million at September 30, 1997 to $21.1 million at September 30, 1998. Included in accrued expenses are the future cash outlays associated with the non-recurring charges of $6.6 million in fiscal 1998. Non-recurring charges included $3.8 million for employee severance, $1.5 million for costs associated with changes to the Company's distributors in Asia, a $1.1 million non-cash write-down of previously capitalized software development costs and $0.2 million in costs associated with the Acuity CiMatrix consolidation of operations. At September 30, 1998, the Company expects to incur future cash outlays for severance payments to terminated employees of $1.4 million and $0.7 million for Asia distribution changes and the costs to consolidate operations.

    In March 1998, the Company entered into a $37.5 million revolving credit agreement with three domestic banks. This agreement replaced $19.5 million in existing lines of credit and $6.9 million in borrowings outstanding under a term loan. The revolving credit agreement is secured by essentially all of the Company's tangible and intangible assets, has a term which expires on March 31, 2000 and currently carries interest at the bank's prime rate. The agreement has financial covenants which include minimum profitability, minimum liquidity and minimum net worth. As a result of the losses for the year, the Company is currently not in compliance with the financial covenants under the agreement. Under an amendment executed in December 1998, the Company's lending banks have agreed to forebear their right to exercise any remedies under this agreement until January 29, 1999. At September 30, 1998, the Company had $37.5 million in borrowings outstanding under this agreement. At September 30, 1997, the Company had borrowings outstanding of $6.6 million under previously existing bank lines of credit, borrowings of $7.6 million outstanding under a term loan and a $2.0 million note payable which was paid in full in June 1998.

    In December 1998, the Company sold its Aircraft Safety Division to a subsidiary of B.F. Goodrich for $4.5 million in cash. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. Proceeds from this sale were used for working capital requirements and to repay $2.0 million of outstanding bank debt.

    The Company has signed a term sheet with an institutional investor for a preferred equity financing which includes a beneficial conversion feature and also provides for warrants. Proceeds of the financing will be drawn down in two rounds with the first round available immediately for $6.0 million and the second round available in three months for $6.8 million. The Company expects to complete this transaction in the near term. Management believes that through a combination of proceeds from the preferred equity financing, obtaining additional external financing, its domestic banks continuing to waive non-compliance of restrictive covenants and cash flow from operating activities, the Company will have sufficient liquidity through at least September 30, 1999 to fund its cash requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal year 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The implementation of SFAS Nos. 130 and 131 will require some additional disclosures in the Company's consolidated financial statements for the year ended September 30, 1999.

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which the Company is required to implement no later than fiscal year 1999. SFAS No. 132 is an amendment to SFAS Nos. 87, 88 and 106. The statement standardizes disclosure requirements for pension and postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain other disclosures. The implementation of SFAS No. 132 is not expected to have a material effect on the Company's consolidated financial statements.

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which the Company is required to implement no later than fiscal year 2000. SOP 98-5 establishes standards that require start-up and organization costs to be expensed as incurred. The implementation of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and is effective for the Company in the first quarter of fiscal year 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company believes the adoption of SFAS No. 133 will not have a material effect on its consolidated financial statements.

EFFECT OF INFLATION

    Management believes that the effect of inflation has not been material during each of the years ended September 30, 1998, 1997 and 1996, respectively.

YEAR 2000 STATUS

    RVSI, like many other companies, is aware of the potential for business disruption due to the Year 2000 ("Y2K") problem, and has taken steps to assess and address these issues. The Company is in the process of addressing Y2K compliance in three major areas: internal operating systems (including sales, purchasing, production, engineering, and finance), products (including installed base and new products), and third parties (vendors). Based on current internal audits, management believes that it has established a Y2K plan which will address these issues.

    In order to assess Y2K compliance in RVSI's internal operating systems, the Company first took an inventory of all such systems and identified those which are critical to the Company's operations. All such systems have been or will be tested for Y2K compliance by February 1999. Based on the results of testing to date, it is estimated that about 75% of these systems are Y2K compliant. All non-compliant systems will be brought into compliance by March 1999, either by upgrades or replacement.

    With the exception of one minor product which RVSI purchases from a third party and resells, all RVSI products currently being shipped, as well as a large part of our installed base, are Y2K compliant. It is expected that this non-compliant product will be brought into compliance by June 1999. Customers of that part of our older installed base which is not Y2K compliant will be offered upgrade options, or replacements, which are Y2K compliant.

    The area of Y2K compliance which poses the greatest risk to the Company is its vendors, because of our lack of control over their products and operations. In order to assess their compliance, the Company is in the process of surveying all major vendors. The Company expects this process to be completed by March 1999, and any compliance issues to be addressed by June 1999.

    Costs associated with the Company's Y2K compliance program are not anticipated to be substantially different than normal, recurring costs, and are not expected to materially affect financial results.

    While management believes that its Y2K compliance program is on plan for assessing and addressing any Y2K issues, full compliance can not be assured until this effort is complete. In particular, despite the Company's best efforts, it may be unable to establish with certainty the compliance of third party vendors, including those outside the United States. It is possible that the non-compliance of a key vendor could have a material, adverse effect on the Company's operations.

    As this program progresses, the Company will be better able to assess its Y2K status in all of the areas outlined above, and focus its efforts on any Y2K issues which become identified. By June 1999, the Company will also develop contingency plans to be put into place in the event that any of its corrective actions fail to fully address the Y2K issues.

MARKET RISK

    Financial instruments that potentially subject the Company to concentrations of credit-risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. The Company's trade receivables result primarily from sales to semiconductors manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are from major corporations or are supported by letters of credit. The Company maintains reserves for potential credit losses and such losses have been immaterial.

    The fair value of the Company's notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value.

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

BANK AGREEMENT

    In March 1998, the Company entered into a new bank financing agreement (Note
9) that contains restrictive covenants with which the Company has not been in compliance. All instances of noncompliance have been waived by the banks through January 29, 1999; however, absent continuation of waivers, the Company will be in noncompliance at the end of the waiver period.

    CUSTOMER CONCENTRATION. RVSI's sales have been historically concentrated in a small number of customers at any time, although the specific customers change over time. Sales to Intel Corporation accounted for approximately 20% and 23%, respectively, of RVSI's revenues during the fiscal years ended September 30, 1998 and 1997. No other customers accounted for more than 10% of sales during such fiscal years. The loss or any significant reduction in Intel's orders for RVSI's products may be expected to materially adversely affect RVSI's operations and prospects.

    INTERNATIONAL SALES. For the fiscal year ended September 30, 1998, export sales accounted for approximately 64% of the Company's revenues. The Company's international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions and duties, and other political and economic factors such as the recent Asian economic crisis. To the extent foreign currencies weaken relating to the U.S. dollar, the Company's products could become more expensive in these countries. As with the recent Asian economic crisis, this could adversely affect the Company's sales volumes and profitability.

    PRODUCT PROTECTION AND INTELLECTUAL PROPERTY. RVSI relies primarily on a combination of patent registrations, trade secrets, confidentiality procedures, contractual provisions and copyright and trademark laws to protect its proprietary rights. RVSI seeks to protect its software and other written materials under trade secret and copyright laws, which afford only limited protection. At September 30, 1998, RVSI owned over 100 issued U.S. patents relating to its 2-D and 3-D vision technology and other products, as well as the rights to several U.S. patent applications relating to such technology. Nonetheless, RVSI does not believe that its present operations are materially dependent upon the proprietary protection that may be available to RVSI by reason of any one or more of such patents. Moreover, as RVSI's patent position has not been tested with the exception of the litigation discussed under "Legal Proceedings," elsewhere herein, there can be no assurance given as to the effectiveness of the protection afforded by its patent rights.

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

    FLUCTUATING QUARTERLY RESULTS OF OPERATIONS. RVSI has experienced, and in the future may be expected to continue to experience, substantial variations in its periodic results of operations as a result of a number of factors, many of which are outside of its control. In particular, RVSI's operating results may vary because of downturns in the semiconductor industry, changes in economic conditions, or technology changes affecting its principal products. Any of these factors could cause RVSI's operating results to fluctuate significantly from period to period, including on a quarterly basis.

    TECHNOLOGICAL RISKS. The future success of RVSI will depend, to a significant extent, on its ability to enhance, develop, manufacture profitably, and deliver on a timely basis, technologically advanced, quality products and its ability to achieve market acceptance for such products. There can be no assurance that RVSI will be successful in introducing products or product enhancements once developed, or that RVSI's products will not be rendered obsolete by new industry standards or competitive products or technologies.

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

    DEPENDENCE ON KEY PERSONNEL. RVSI's success depends in large part upon its ability to hire and retain qualified technical and management personnel. The inability to hire and retain such personnel could have a material adverse effect on RVSI. There can be no assurance that RVSI will be able to hire such qualified personnel.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A discussion of the Company's exposure to and management of market risk appears in Item 7 of this Form 10-K under the heading "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to Item 14(a)1 herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Item 10 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

    Item 12 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed within 120 days of September 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

       (i) FINANCIAL STATEMENTS.

          Independent Auditors' Report

          Consolidated Balance Sheets at September 30, 1998 and September 30,
           1997

          Consolidated Statements of Operations for the Years Ended September
           30, 1998, 1997 and
            1996

          Consolidated Statements of Stockholders' Equity for the Years Ended
           September 30, 1998,
            1997 and 1996

          Consolidated Statements of Cash Flows for the Years Ended September
           30, 1998, 1997 and
            1996

          Notes to Consolidated Financial Statements

       (ii) FINANCIAL STATEMENT SCHEDULES.

          Schedule II--Valuation and Qualifying Accounts

       (iii) EXHIBITS.

          10(a) Credit Agreement, dated as of March 18, 1998, by and among the Company, the Lenders Party hereto and Bank of New York, as Administrative Agent.

          10(b)  Amendment No. 1 to Credit Agreement and Forbearance, dated
                 December   , 1998, by and among the Company, the Lenders Party
                 Thereto and Bank of New York, as Administrative Agent(1)

          10(c) Asset Purchase Agreement, dated December 16, 1998, between the Company and Rosemount Aerospace, Inc.

          10(d)  License Agreement dated December   , 1998 between the Company
                 and Rosemount Aerospace, Inc.

          10(c) License Agreement, dated as of December 4, 1998, by and among the Company and Rosemount Aerospace, Inc.

          21    Subsidiaries of Company

          23(a)  Independent Auditors' Consent--Deloitte & Touche LLP

          27    Financial Data Schedule

       -------------------------------

       (1)  To be filed by Amendment.

    (b) Reports on Form 8-K:
       None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Canton, Massachusetts, on the 18th day of January, 1999.

                                ROBOTIC VISION SYSTEMS, INC.

                                By:               /s/ PAT V. COSTA
                                     -----------------------------------------
                                                    Pat V. Costa
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
       /s/ PAT V. COSTA           Directors, President and
------------------------------    Chief Executive Officer    January 18, 1999
         Pat V. Costa             (Principal Executive
                                  Officer)

      /s/ JOHN J. ARCARI        Chief Financial Officer
------------------------------    (Principal Financial       January 18, 1999
        John J. Arcari            Officer)

       /s/ HOWARD STERN
------------------------------  Senior Vice President and    January 18, 1999
         Howard Stern             Director

     /s/ ROBERT H. WALKER
------------------------------  Director                     January 18, 1999
       Robert H. Walker

       /s/ JAY M. HAFT
------------------------------  Director                     January 18, 1999
         Jay M. Haft

     /s/ DONALD J. KRAMER
------------------------------  Director                     January 18, 1999
       Donald J. Kramer

------------------------------  Director
        Mark J. Lerner

------------------------------  Director
      Frank A. DiPietro

------------------------------  Director
          Tomas Kohn

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report...................................................         F-1
Consolidated Balance Sheets as of September 30, 1998 and 1997..................         F-2
Consolidated Statements of Operations for the Years Ended September 30, 1998,
 1997 and 1996.................................................................         F-3
Consolidated Statements of Stockholders' Equity for the Years Ended September
 30, 1998, 1997 and 1996.......................................................         F-4
Consolidated Statements of Cash Flows for the Years Ended September 30, 1998,
 1997 and 1996.................................................................         F-5
Notes to Consolidated Financial Statements for the Years Ended September 30,         F-6 to
 1998, 1997 and 1996...........................................................        F-20
Schedule II: Valuation and Qualifying Accounts.................................        F-21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Robotic Vision Systems, Inc. and subsidiaries:

    We have audited the accompanying consolidated balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits included the financial statement schedule listed in the index at item 14(a)(ii). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
January 18, 1999

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS
Current Assets:
  Cash and cash equivalents...............................................................  $    2,421  $    8,811
  Accounts receivable, net................................................................      32,367      50,563
  Inventories.............................................................................      36,213      39,095
  Deferred income taxes...................................................................          --      10,643
  Prepaid expenses and other current assets...............................................       1,226       1,429
                                                                                            ----------  ----------
      Total current assets................................................................      72,227     110,541
  Plant and equipment, net................................................................      17,591      14,507
  Deferred income taxes...................................................................       8,820          --
  Goodwill, net of accumulated amortization of $840 and $290..............................       5,847       6,207
  Other assets............................................................................      17,086       8,668
                                                                                            ----------  ----------
                                                                                            $  121,571  $  139,923
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt.....................................  $   38,038  $   10,623
  Accounts payable........................................................................      21,388      23,320
  Accrued expenses and other current liabilities..........................................      21,073      19,623
  Advance contract payments received......................................................       1,216       1,816
                                                                                            ----------  ----------
      Total current liabilities...........................................................      81,715      55,382
  Long-term debt..........................................................................       3,059       6,414
  Deferred income taxes...................................................................          --       1,823
  Other liabilities.......................................................................          --         727
                                                                                            ----------  ----------
      Total liabilities...................................................................      84,774      64,346
                                                                                            ----------  ----------
  Commitments and contingencies (Note 11).................................................
  Stockholders' Equity:
    Common stock, $0.01 par value; shares authorized 50,000 shares issued and outstanding;
      1998--24,870 and 1997--24,438.......................................................         249         244
    Additional paid-in capital............................................................     168,493     166,623
    Accumulated deficit...................................................................    (131,962)    (91,457)
    Cumulative translation adjustment.....................................................          17         167
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................      36,797      75,577
                                                                                            ----------  ----------
                                                                                            $  121,571  $  139,923
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See notes to consolidated financial statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  169,007  $  169,342  $  153,975
Cost of revenues.............................................................      96,443      92,412      82,108
Inventory provisions.........................................................      16,562       1,435       3,052
                                                                               ----------  ----------  ----------
Gross profit.................................................................      56,002      75,495      68,815
                                                                               ----------  ----------  ----------
Operating costs and expenses:
Research and development expenses............................................      28,121      25,465      21,834
Selling, general and administrative expenses.................................      58,877      48,259      44,861
Merger expenses..............................................................         623          69       2,661
Non-recurring charges........................................................       6,615          --          --
Interest income..............................................................         (92)       (767)     (1,148)
Interest expense.............................................................       2,363       1,076         926
                                                                               ----------  ----------  ----------
    Total operating costs and expenses.......................................      96,507      74,102      69,134
                                                                               ----------  ----------  ----------
Income (loss) before income taxes............................................     (40,505)      1,393        (319)
Provision (benefit) for income taxes.........................................          --         745      (1,154)
                                                                               ----------  ----------  ----------
Net income (loss)............................................................  $  (40,505) $      648  $      835
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income (loss) per share:
    Basic....................................................................  $    (1.65) $     0.03  $     0.04
    Diluted..................................................................  $    (1.65) $     0.03  $     0.04
Weighted Average shares:
    Basic....................................................................      24,613      23,718      22,092
    Diluted..................................................................      24,613      23,967      23,385

                 See notes to consolidated financial statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                 COMMON STOCK
                            -----------------------  ADDITIONAL                                     UNREALIZED     CUMULATIVE
                              NUMBER                   PAID-IN    ACCUMULATED       DEFERRED          GAIN ON      TRANSLATION
                            OF SHARES     AMOUNT       CAPITAL      DEFICIT       COMPENSATION      INVESTMENTS    ADJUSTMENT
                            ----------  -----------  -----------  ------------  -----------------  -------------  -------------
BALANCE, OCTOBER 1,
  1995....................     20,440    $     204    $ 138,763    $  (94,766)      $     (60)       $      --      $     208
Shares issued in
  conjunction with the
  exercise of stock
  options and warrants....      1,511           15        5,821            --              --               --             --
Shares issued in
  connection with private
  placement of subsidiary,
  net of offering costs...      1,233           12       10,116            --              --               --             --
Shares issued in
  connection with the
  acquisition of Northeast
  Robotics, Inc, accounted
  for as a purchase.......        139            1        2,675            --              --               --             --
Warrants issued for
  professional services...         --           --           74            --              --               --             --
Other stock
  transactions............          9            1          158            --              60               --             --
Change in year end of
  pooled companies........         --           --           --          (618)             --               --             --
Change in net unrealized
  holding gains...........         --           --           --            --              --              147             --
Translation adjustment....         --           --           --            --              --               --            (33)
Net income................         --           --           --           835              --               --             --
                            ----------       -----   -----------  ------------            ---            -----          -----
BALANCE, SEPTEMBER 30,
  1996....................     23,332          233      157,607       (94,549)             --              147            175
Shares issued in
  connection with the
  exercise of stock
  options and warrants....        384            4        1,839            --              --               --             --
Other stock
  transactions............       (104)          (1)        (488)           --              --               --             --
Shares issued in
  connection with private
  placement of subsidiary,
  net of offering costs...        826            8        7,665            --              --               --             --
Change in year end of
  pooled companies........         --           --           --         2,444              --               --             --
Change in net unrealized
  holding gains...........         --           --           --            --              --             (147)            --
Translation adjustment....         --           --           --            --              --               --             (8)
Net income................         --           --           --           648              --               --             --
                            ----------       -----   -----------  ------------            ---            -----          -----
BALANCE, SEPTEMBER 30,
  1997....................     24,438          244      166,623       (91,457)             --               --            167
Shares issued in
  connection with the
  exercise of stock
  options and warrants....        161            2          373            --              --               --             --
Shares issued in
  connection with license
  agreement and
  non-competition
  agreement...............        271            3        1,497            --              --               --             --
Translation adjustment....         --           --           --            --              --               --           (150)
Net loss..................         --           --           --       (40,505)             --               --             --
                            ----------       -----   -----------  ------------            ---            -----          -----
BALANCE, SEPTEMBER 30,
  1998....................     24,870    $     249    $ 168,493    $ (131,962)      $      --        $      --      $      17
                            ----------       -----   -----------  ------------            ---            -----          -----
                            ----------       -----   -----------  ------------            ---            -----          -----


                                TOTAL
                            STOCKHOLDERS'
                               EQUITY
                            -------------
BALANCE, OCTOBER 1,
  1995....................    $  44,349
Shares issued in
  conjunction with the
  exercise of stock
  options and warrants....        5,836
Shares issued in
  connection with private
  placement of subsidiary,
  net of offering costs...       10,128
Shares issued in
  connection with the
  acquisition of Northeast
  Robotics, Inc, accounted
  for as a purchase.......        2,676
Warrants issued for
  professional services...           74
Other stock
  transactions............          219
Change in year end of
  pooled companies........         (618)
Change in net unrealized
  holding gains...........          147
Translation adjustment....          (33)
Net income................          835
                            -------------
BALANCE, SEPTEMBER 30,
  1996....................       63,613
Shares issued in
  connection with the
  exercise of stock
  options and warrants....        1,843
Other stock
  transactions............         (489)
Shares issued in
  connection with private
  placement of subsidiary,
  net of offering costs...        7,673
Change in year end of
  pooled companies........        2,444
Change in net unrealized
  holding gains...........         (147)
Translation adjustment....           (8)
Net income................          648
                            -------------
BALANCE, SEPTEMBER 30,
  1997....................       75,577
Shares issued in
  connection with the
  exercise of stock
  options and warrants....          375
Shares issued in
  connection with license
  agreement and
  non-competition
  agreement...............        1,500
Translation adjustment....         (150)
Net loss..................      (40,505)
                            -------------
BALANCE, SEPTEMBER 30,
  1998....................    $  36,797
                            -------------
                            -------------

                 See notes to consolidated financial statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
OPERATING ACTIVITIES
Net income (loss)...................................................................  $ (40,505) $     648  $     835
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
  Deferred income taxes.............................................................         --        (93)    (2,881)
  Depreciation and amortization.....................................................      8,769      5,895      3,938
  Gain on disposal of business......................................................         --       (812)        --
  Other.............................................................................       (164)      (218)     1,318
  Changes in operating assets and liabilities (net of effects of business required):
    Accounts receivable.............................................................     18,196    (20,084)    (7,304)
    Inventories.....................................................................      2,882    (14,093)    (6,781)
    Prepaid expense and other current assets........................................        203       (514)      (873)
    Other assets....................................................................     (7,024)    (4,811)    (2,845)
    Accounts payable................................................................     (1,932)    10,709      2,433
    Accrued expenses and other current liabilities..................................      1,450      4,732      3,297
    Advanced contract payments received.............................................       (600)       (10)      (674)
    Other liabilities...............................................................         --        (82)      (164)
                                                                                      ---------  ---------  ---------
    Net cash (used in) provided by operating activities.............................    (18,725)   (18,733)    (9,701)
                                                                                      ---------  ---------  ---------
INVESTING ACTIVITIES:
Proceeds from maturity of investments...............................................         --      2,319      1,000
Additions to plant and equipment, net...............................................     (9,137)    (7,915)    (6,972)
Proceeds from sale of business......................................................         --        952         --
Payment for purchase of business....................................................         --     (3,144)       (77)
                                                                                      ---------  ---------  ---------
    Net cash used in investing activities...........................................     (9,137)    (7,788)    (6,049)
                                                                                      ---------  ---------  ---------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants -- private equity placement
  (less offering costs).............................................................         --      7,673     10,093
Proceeds from the exercise of stock options and warrants............................        375      1,271      2,428
Purchase of treasury stock..........................................................         --       (650)        --
Net proceeds from (payments of) short-term borrowings...............................     28,911     (2,833)     9,752
Proceeds from long-term borrowings..................................................         --      8,000        245
Repayment of long-term borrowings...................................................     (7,828)    (1,864)    (5,918)
                                                                                      ---------  ---------  ---------
    Net cash provided by financing activities.......................................     21,458     11,597     16,600
                                                                                      ---------  ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS........................         14        189         71
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................     (6,390)   (14,735)       921
CASH AND CASH EQUIVALENTS:
  Beginning of year.................................................................      8,811     23,546     18,859
                                                                                      ---------  ---------  ---------
  End of year.......................................................................  $   2,421  $   8,811  $  19,780
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.......................................................................  $   2,311  $   1,027  $     841
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Taxes paid..........................................................................        244  $     218  $   1,415
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock and subordinated note payable in connection with technology
  license agreement and non-competition agreement...................................  $   3,750         --         --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Income tax benefit relating to the exercise of stock options........................         16  $     572  $   3,408
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Liabilities incurred in connection with acquisition of business.....................         --  $     902         --
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Property and equipment acquired under capital leases................................         --  $      22  $      99
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------
Issuance of common stock to acquire Northeast Robotics, Inc.........................         --         --  $   2,676
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                 See notes to consolidated financial statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    a. DESCRIPTION OF BUSINESS--Robotic Vision Systems, Inc. ("RVSI") and subsidiaries (the "Company") designs, manufactures, markets and sells automated one dimensional ("1-D"), two dimensional ("2-D") and three dimensional ("3-D") machine vision based products and systems for inspection, measurement and identification, and is a leader in advanced electro-optical sensor technology.

    b. OPERATIONS--The Company incurred a loss for the fiscal year ended September 30, 1998 primarily due to the effects of a substantial decline in revenues resulting from a downturn in the semiconductor capital equipment industry. Prior to the restatement of the Company's financial statements for the acquisition of Vanguard Automation, Inc. as a pooling of interests, the Company had been consistently profitable, earning $8.2 million in fiscal 1997 and $9.7 million in fiscal 1996.

       During fiscal 1998, management took a series of steps to reduct expenses and restructure operations in response to this industry downturn. In the second, third and fourth quarters of fiscal 1998, the Company instituted workforce reductions aggregating 39%, curtailed discretionary spending and capital expenditures, combined its Acuity CiMatrix operations and sold the assets and technology of its aircraft safety product line (which did not have significant operations) in December 1998. Concurrently, the Company has successfully introduced a range of new products designed to broaden sales beyond the semiconductor industry.

       In March 1998, the Company entered into a new bank financing agreement (Note 9) that contains restrictive covenants with which the Company has not been in compliance. All instances of noncompliance have been waived by the banks through January 29, 1999; however, absent continuation of waivers, the Company will be in noncompliance at the end of the waiver period.

       Management continues to control expenses, inventory levels and capital expenditures; is working with existing lenders to amend the Company's existing bank financing agreement to provide new covenants; and is pursuing a number of new debt or equity financing alternatives. The Company has signed a term sheet with an institutional investor for a preferred equity financing which includes a beneficial conversion feature and also provides for warrants. Proceeds of the financing will be drawn down in two rounds with the first round available immediately for $6.0 million and the second round available in three months for $6.8 million. The Company expects to complete the first round of this transaction in the near term. Management believes that through a combination of proceeds from the preferred equity financing, obtaining additional external financing, its domestic banks continuing to waive non-compliance of restrictive covenants and cash flow from operating activities, the Company will have sufficient liquidity through at least September 30, 1999 to fund its cash requirements.

    c. PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the financial statements of Robotic Vision Systems, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. The effects of changes in fiscal years of pooled companies (Vanguard in fiscal 1998 and SEP and CI in fiscal 1996) are recorded as adjustments to accumulated deficit.

    d. REVENUES AND COST OF REVENUES--The Company recognizes revenue on its standard electronic inspection and measurement products upon shipment. Revenue from the licensing of software is recognized when the software is delivered if collectibility is probable and there are no significant vendor obligations. Engineering service and support revenue is recognized when such services are rendered. Warranty costs associated with products sold with warranty protection, as well as other post-contract support obligations, are estimated based on the Company's historical experience and recorded in the period the product is sold.

    e. CASH AND CASH EQUIVALENTS--Cash and cash equivalents includes money market accounts and certain debt securities issued by the United States government purchased with an original maturity of three months or less.

    f. INVENTORIES--Inventories are stated at the lower of cost (using the first-in, first-out cost flow assumption) or market.

    g. PLANT AND EQUIPMENT--Plant and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over estimated lives ranging from two to eight years. Leasehold improvements are amortized over the lesser of their respective estimated useful lives or lease terms.

    h. INTANGIBLE ASSETS--Goodwill is being amortized over 15 years; a technology license and non-competition agreement are being amortized over 10 years. The Company reviews its long-lived assets, including goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

    i. SOFTWARE DEVELOPMENT COSTS--Software development costs are capitalized in accordance with SFAS No. 86. Capitalized software development costs are amortized primarily over a five-year period, which is the estimated useful life of the software. Amortization begins in the period in which the related product is available for general release to customers.

    j. RESEARCH AND DEVELOPMENT COSTS--The Company charges research and development costs for Company-funded projects to operations as incurred. Research and development costs which are reimbursable under customer-funded contracts are treated as contract costs.

    k. INCOME TAXES--The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    l. FOREIGN CURRENCY TRANSLATION--Assets and liabilities of the Company's European subsidiaries are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate for the year. The resulting translation adjustments are excluded from operations and accumulated as a separate component of stockholders' equity. Transaction gains (losses) are included in net income and totaled $106,000, $(267,000) and $(52,000) in 1998, 1997 and
       1996, respectively.

    m. NET INCOME (LOSS) PER COMMON SHARE--In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted net income per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such options would be anti-dilutive. Prior year's net income per share have been restated to conform to SFAS 128.

    n. FAIR VALUE OF FINANCIAL INSTRUMENTS--The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       a) Cash and Cash Equivalents--The carrying amounts approximate fair value because of the short maturity of these instruments.

       b) Receivables--The carrying amount approximates fair value because of the short maturity of these instruments.

       c) Debt--The carrying amounts approximate fair value based on borrowing rates currently available to the Company for loans with similar terms.

    o. USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Company's most significant estimates relate to the deferred income tax valuation allowance, allowance for doubtful accounts receivable, reserve for excess and obsolete inventory, and warranty reserve.

    p. RECLASSIFICATIONS--Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.

    q. RECENT ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", both of which will be effective for the Company in fiscal year 1999. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The implementation of SFAS Nos. 130 and 131 will require some additional disclosures in the Company's consolidated financial statements for the year ended September 30, 1999.

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which the Company is required to implement no later than fiscal year 1999. SFAS No. 132 is an amendment to SFAS Nos. 87, 88 and 106. The statement standardizes disclosure requirements for pension and postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain other disclosures. The implementation of SFAS No. 132 is not expected to have a material effect on the Company's consolidated financial statements.

       In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which the Company is required to implement no later than fiscal year 2000. SOP 98-5 establishes standards that require start-up and organization costs to be expensed as incurred. The implementation of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and is effective for the Company in the first quarter of fiscal year 2000. SFAS

       No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company believes the adoption of SFAS No. 133 will not have a material effect on its consolidated financial statements.

2.  ACQUISITIONS

    a.  VANGUARD AUTOMATION, INC.

        On December 9, 1997, the Company acquired the outstanding shares of Vanguard Automation, Inc. ("Vanguard") for approximately 3,391,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $45,776,000. Outstanding Vanguard stock options were converted into stock options to purchase approximately 152,000 shares of the Company's common stock. Outstanding Vanguard warrants were converted into warrants to purchase approximately 182,000 shares of the Company's common stock. Vanguard produces and markets automated manufacturing equipment used in the assembly of certain types of semiconductor packaging processes, including ball grid array and chip scale packages. This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to include the accounts of Vanguard for all periods presented. Expenses of $623,000, relating primarily to investment banking, legal and accounting fees, were incurred relating to this merger and charged to expense in fiscal 1998.

        The accompanying September 30, 1996 consolidated financial statements include Vanguard's amounts for the years ended December 31, 1996. The accompanying consolidated financial statements for the year ended September 30, 1997 include the operations of Vanguard on a common fiscal year. Vanguard's net loss for the period October 1, 1996 through December 31, 1996 of $2,444,000, included twice in the accompanying consolidated statements of operations for the fiscal years ended September 30, 1997 and 1996 as a result of conforming fiscal years, has been included as an adjustment to consolidated accumulated deficit in fiscal 1997.

        Detailed below is the effect on the Company's results of operations for fiscal 1997 and fiscal 1996 as a result of the Company's acquisition of Vanguard.

   (In thousands, except per share amounts)        RVSI      VANGUARD    ELIMINATIONS    COMBINED
----------------------------------------------  ----------  -----------  -------------  ----------
1997
Revenues......................................  $  152,103   $  18,218     $    (979)   $  169,342
Net income (loss).............................       8,245      (7,511)          (86)          648
Net income per share..........................        0.38                                    0.03

1996
Revenues......................................  $  143,540   $  10,977     $    (542)   $  153,975
Net income (loss).............................       9,726      (8,851)          (40)          835
Net income per share..........................        0.45                                    0.04

    b.  TRIGON

        On June 30, 1997, the Company acquired Trigon Technologies, Inc. ("Trigon"), a privately owned company located in Farmington Hills, Michigan. Trigon markets a line of 2-D machine vision products for the semiconductor industry. The purchase price was $3,000,000 in cash plus contingent consideration based upon the sales level of certain products sold by Trigon, over a five-year period.

        This acquisition has been accounted for as a purchase and, accordingly, the results of Trigon are included in the consolidated statements of operations of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $2,997,000 is being amortized over 15 years. The historical results of operations of Trigon were not material to the operations of the Company.

    c.  SYSTEMATION ENGINEERED PRODUCTS, INC.

        On October 1, 1996, the Company acquired the outstanding shares of Systemation Engineered Products, Inc. ("SEP") for 1,740,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $22,838,000. SEP designs manufactures, markets and sells specialized high speed production machinery for the electronics component industry. SEP's product lines include tape and reel packaging equipment and automatic optical inspection systems. This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated to include the accounts of SEP for all periods presented. The accompanying consolidated financial statements for the years ended September 30, 1998, 1997 and 1996 include the operations of SEP on a common fiscal year. Expenses of $904,000 were incurred related to this merger.

    d.  COMPUTER IDENTICS CORPORATION

        On August 30, 1996, the Company acquired the outstanding shares of Computer Identics Corporation ("CI") for approximately 2,127,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $30,580,000. Outstanding CI stock options were converted into options to purchase approximately 186,000 shares of the Company's common stock. Outstanding CI warrants were converted into warrants to purchase approximately 39,000 shares of the Company's common stock. CI designs, manufactures, markets and sells standard barcode products, data collection networks and systems for data collection and material handling/industrial markets. This acquisition has been accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated to include the accounts of CI for all periods presented. Expenses of $1,547,000 were incurred related to this merger.

    e.  NORTHEAST ROBOTICS, INC.

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

        This acquisition has been accounted for as a purchase and, accordingly, the results of NER are included in the consolidated statements of operations of the Company since the date of acquisition and the purchase price (including acquisition costs) has been allocated to net assets acquired based upon their fair values. Goodwill relating to the acquisition of $2,688,000 is being amortized over 15 years. The historical results of operations of NER were not material to the operations of the Company.

    f.  INTERNATIONAL DATA MATRIX, INC.

        On October 23, 1995, the Company acquired the outstanding shares of International Data Matrix, Inc. ("IDM") for approximately 370,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $8,183,000. IDM was a manufacturer and supplier of two dimensional bar code reading systems. This acquisition has been accounted for as a pooling of interests and accordingly, the consolidated financial statements have been restated to include the accounts of IDM for all periods presented. Expenses of $445,000 were incurred related to this merger.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable at September 30, 1998 and 1997 consisted of the following:

                                                                                     (IN THOUSANDS)
                                                                                  --------------------
                                                                                    1998       1997
                                                                                  ---------  ---------
Billed accounts receivable......................................................  $  30,923  $  47,638
Unbilled accounts receivable....................................................      2,444      5,641
                                                                                  ---------  ---------
Total...........................................................................     33,367     53,279
Less allowance for doubtful accounts receivable.................................     (1,000)    (2,716)
                                                                                  ---------  ---------
Accounts receivables, net.......................................................  $  32,367  $  50,563
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    Unbilled receivables primarily relate to sales recorded on standard products which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is probable. The Company believes that all of its unbilled receivables at September 30, 1998 will be billed and collected during the next twelve months.

4.  INVENTORIES

    Inventories at September 30, 1998 and 1997 consisted of the following:

                                                                                    1998       1997
                                                                                  ---------  ---------
                                                                                     (IN THOUSANDS)
Raw materials...................................................................  $  17,124  $  20,638
Work in process.................................................................     10,429     13,158
Finished goods..................................................................      8,660      5,299
                                                                                  ---------  ---------
    Total.......................................................................  $  36,213  $  39,095
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    Inventory Provisions -- During the third and fourth quarters of fiscal 1998, the Company took provisions of $4.5 million and $12.1 million, respectively, primarily for excess and obsolete inventories related principally to its semiconductor inspection and handling equipment. These provisions largely reflected reduced demand of older generation products as a result of the severe semiconductor industry downturn. These amounts have been recorded as "inventory provisions" as part of the presentation of cost of sales in the accompanying consolidated financial statements.

5.  INCOME TAXES

    The components of income (loss) before income tax provision (benefit), for the fiscal years ended September 30, 1998, 1997 and 1996 are as follows:

                                                                             1998       1997       1996
                                                                          ----------  ---------  ---------
                                                                                   (IN THOUSANDS)
Domestic................................................................  $  (36,758)     2,114  $    (118)
Foreign.................................................................      (3,747) $    (721) $    (201)
                                                                          ----------  ---------  ---------
    Total...............................................................  $  (40,505) $   1,393  $    (319)
                                                                          ----------  ---------  ---------
                                                                          ----------  ---------  ---------

    The income tax provision (benefit) for the fiscal years ended September 30, 1998, 1997 and 1996 consisted of the following:

                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
                                                                                 (IN THOUSANDS)
Current:
    Federal............................................................  $      --  $     737  $   4,279
    State..............................................................         --        110      1,024
    Foreign............................................................         --         (9)        38
    Utilization of net operating loss carryforwards....................         --         --     (3,614)
                                                                         ---------  ---------  ---------
                                                                                --        838      1,727
                                                                         ---------  ---------  ---------
Deferred:
    Federal............................................................    (18,044)     1,187     (3,802)
    State..............................................................     (2,140)       246       (465)
    Change in valuation allowance......................................     20,184     (1,526)     1,386
                                                                         ---------  ---------  ---------
                                                                                --        (93)    (2,881)
                                                                         ---------  ---------  ---------
        Total..........................................................  $      --  $     745  $  (1,154)
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    The income tax benefits related to the exercise of stock options reduces taxes currently payable or increases net deferred tax assets, and is credited to additional paid-in capital.

    A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the fiscal years ended September 30, 1998, 1997 and 1996 is as follows:

                                                                                  1998       1997       1996
                                                                                ---------  ---------  ---------
U.S. Federal statutory rate...................................................      (34.0)%      34.0%      34.0%
Increases (reductions) due to:
    State taxes--net of Federal tax benefit...................................       (4.0)       2.1        8.3
    Utilization of net operating loss carryforwards...........................         --         --      (42.1)
    Anticipated future utilization of net operating loss carryforwards........         --      (13.7)     (17.0)
    Net operating loss not producing current tax benefits.....................       34.6        2.6        1.3
    Exempt income of foreign sales corporation................................                  (8.5)      (0.3)
    Worthless stock deduction relating to liquidation of foreign
      subsidiaries............................................................                  (8.5)        --
    Other--net................................................................        3.4        0.8        2.6
                                                                                ---------  ---------  ---------
        Total.................................................................        0.0%       8.8%     (13.2)%
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

    The net deferred tax asset at September 30, 1998, 1997 and 1996 is comprised of the following:

                                                                        1998       1997        1996
                                                                     ----------  ---------  ----------
                                                                              (IN THOUSANDS)
Deferred Tax Assets (Liabilities):
-------------------------------------------------------------------
Net operating loss carryforwards...................................  $   27,257  $  12,117  $   12,436
Tax credit carryforwards...........................................       2,315      2,655       2,853
Accrued liabilities................................................       2,754      1,131       1,479
Inventories........................................................       6,899      2,134       2,492
Receivables........................................................         418        398         446
Property and equipment.............................................         361        (79)       (292)
Merger expenses....................................................         329        271         706
Software development costs.........................................      (3,538)    (2,043)       (543)
Other..............................................................           4         31          --
                                                                     ----------  ---------  ----------
                                                                         36,799     16,615      19,577
    Less valuation allowance.......................................     (27,979)    (7,795)    (11,422)
                                                                     ----------  ---------  ----------
        Total......................................................  $    8,820  $   8,820  $    8,155
                                                                     ----------  ---------  ----------
                                                                     ----------  ---------  ----------

    As of September 30, 1998, the Company had U.S. Federal net operating loss carryforwards of approximately $72,527 of which $30,420 are subject to annual limitations because of the changes in ownership, as defined in the Internal Revenue Code. Such loss carryforwards expire in the fiscal years 1999 through 2013. The utilization of the carryforwards to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods. The Company has recorded a valuation allowance to reduce the net deferred tax asset to an amount that management believes is more likely than not to be realized. The change in the valuation allowance in fiscal 1998 relates primarily to the fiscal 1998 operating loss.

6.  PLANT AND EQUIPMENT

    Plant and equipment at September 30, 1998 and 1997 consisted of the following:

                                                                                     1998       1997
                                                                                   ---------  ---------
                                                                                      (IN THOUSANDS)
Land.............................................................................  $     490  $     490
Machinery and equipment..........................................................     10,475      7,711
Furniture, fixtures and other equipment..........................................     13,163     10,068
Demonstration equipment..........................................................      7,531      7,334
Leasehold improvements...........................................................      2,492      1,940
                                                                                   ---------  ---------
        Total....................................................................     34,151     27,543
Less accumulated depreciation and amortization...................................    (16,560)   (13,036)
                                                                                   ---------  ---------
        Plant and equipment--net.................................................  $  17,591  $  14,507
                                                                                   ---------  ---------
                                                                                   ---------  ---------

7.  OTHER ASSETS

    Other assets at September 30, 1998 and 1997 consisted of the following:

                                                                                     1998       1997
                                                                                   ---------  ---------
                                                                                      (IN THOUSANDS)
Software development costs, net of accumulated amortization of $3,492 and $2,251,
  respectively...................................................................  $  11,812  $   7,233
License and non-competition agreement, net of amortization of $94................      3,656         --
Other............................................................................      1,618      1,435
                                                                                   ---------  ---------
        Total....................................................................  $  17,086  $   8,668
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Certain software development costs totaling $7,397, $4,842 and $2,630 have been capitalized during the fiscal years ended September 30, 1998, 1997 and 1996 respectively. Amortization expense relating to software development costs for the fiscal years ended September 30, 1998, 1997, and 1996 was $2,072, $962 and $551, respectively.

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities at September 30, 1998 and 1997 consisted of the following:

                                                                                    1998       1997
                                                                                  ---------  ---------
                                                                                     (IN THOUSANDS)
Accrued wages and related employee benefits.....................................  $   5,948  $   5,198
Accrued sales commissions.......................................................      5,468      4,028
Accrued warranty and other product related costs................................      2,826      2,666
Accrued severance and non-recurring charges.....................................      2,099         --
Other...........................................................................      4,732      7,731
                                                                                  ---------  ---------
        Total...................................................................  $  21,073  $  19,623
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    Non-recurring charges -- During fiscal 1998, the Company took multiple steps to reduce its expenses and to lower the level of revenues necessary for break-even results of operations. These steps include a 10% workforce reduction in April 1998, a 15% workforce reduction in June 1998 and an additional 16% workforce reduction in September 1998, as well as curtailing discretionary spending and capital expenditures. In June 1998, the Company combined its Acuity 2-D machine vision operations with its CiMatrix 1-D and 2-D barcode reading and data collection operations. Primarily as a result of these steps, the Company took a total of $6.6 million in non-recurring charges in fiscal 1998, including $3.8 million for severance payments to approximately 400 terminated employees (all of whom were terminated prior to September 30, 1998), $1.5 million for costs associated with changing distributors in Asia, a $1.1 million non-cash write-down of previously capitalized software costs associated with currently inactive products and $0.2 million in costs associated with the consolidation of Acuity and CiMatrix operations.

        The components of the non-recurring charges, related fiscal 1998 expenditures and remaining liability at September 30, 1998 are detailed below:

                                                                  COSTS    EXPENDITURES    LIABILITY
                                                                ---------  -------------  -----------
                                                                           (IN THOUSANDS)
Severance payments to employees...............................  $   3,787    $   2,403     $   1,389
Write-off of software development costs.......................      1,113        1,113            --
Costs for changes in Asia distributors........................      1,500        1,000           500
Costs to consolidate Acuity CiMatrix operations...............        215           --           215
                                                                ---------       ------    -----------
  Total.......................................................  $   6,615    $   4,516     $   2,099
                                                                ---------       ------    -----------
                                                                ---------       ------    -----------

        The Company expects that the balance at September 30, 1998 will be paid during fiscal 1999.

9.  NOTES PAYABLE AND LONG-TERM DEBT

    Notes payable and long-term debt at September 30, 1998 and 1997 consisted of the following:

                                                                                   1998        1997
                                                                                ----------  ----------
                                                                                    (IN THOUSANDS)
Lines of credit with domestic banks (a).......................................  $   37,500  $    6,589
Term loan with domestic bank (a)..............................................          --       7,600
Subordinated note payable (b).................................................       2,250          --
Note payable (c)..............................................................          --       2,000
Other borrowings..............................................................       1,347         848
                                                                                ----------  ----------
        Total notes payable and long-term debt................................      41,097      17,037
Less notes payable and current portion of long-term debt......................     (38,038)    (10,623)
                                                                                ----------  ----------
Long-term debt................................................................  $    3,059  $    6,414
                                                                                ----------  ----------
                                                                                ----------  ----------

    a. In March 1998, the Company entered into a new $37,500 revolving credit agreement with three domestic banks, which replaced $19,500 in existing lines of credit and $6,900 outstanding under a term loan. The new agreement has a two-year term and bears interest at either the prime rate or LIBOR. At September 30, 1998, the interest rate was the prime rate of 8.25%. Borrowings are collateralized by substantially all of the domestic tangible and intangible assets of the Company. The agreement, among other things, contains certain financial covenants, including minimum levels of profitability, liquidity and net worth, with which the Company has not been in compliance. The banks have waived all instances of noncompliance through January 29, 1999; however, absent continuation of the waivers, the Company will be in noncompliance at the expiration of the waiver period. Accordingly, borrowings under the agreement at September 30, 1998, have been classified as current. The Company is working with its banks to modify the revolving credit agreement.

    b. The subordinated note payable to General Scanning matures in June 2003, bears interest at prime (8.25% at September 30, 1998) and is payable in equal quarterly installments of $281 commencing September 12, 2001.

    c. The note payable for $2,000 was with a related party supplier of Vanguard, with interest at prime. This note was repaid in June 1998.

10.  EMPLOYEE BENEFIT PLANS

    DEFINED BENEFIT PLAN--The Company has a noncontributory pension plan for employees who meet certain minimum eligibility requirements. The level of retirement benefit is based on a formula which considers both employee compensation and length of credited service.

    Plan assets are invested in pooled bank investment accounts, and the fair value of such assets is based on the quoted market prices of underlying securities in such accounts. The Company funds pension plan costs based on minimum and maximum funding criteria as determined by independent actuarial consultants.

    The components of net pension cost for the fiscal years ended September 30, 1998, 1997 and 1996 are summarized as follows:

                                                                                              1998       1997       1996
                                                                                            ---------  ---------  ---------
                                                                                                    (IN THOUSANDS)
Service cost--benefits earned during the period...........................................  $     286  $     272  $     219
Interest on projected benefit obligations.................................................        164        135         97
Estimated return on plan assets...........................................................       (167)      (117)       (81)
Other--amortizaiton of actuarial gains and net transition asset...........................        (12)       (15)       (23)
                                                                                            ---------  ---------  ---------
        Net pension cost..................................................................  $     271  $     275  $     212
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

    The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 30, 1998 and 1997 is as follows:

                                                                                                   1998       1997
                                                                                                 ---------  ---------
                                                                                                    (IN THOUSANDS)
Fair value of plan assets......................................................................  $   2,254  $   1,664
                                                                                                 ---------  ---------
Actuarial present value of benefit obligation:
    Accumulated benefit obligation including vested benefits of $1,753 and $1,329 in 1998 and
      1997 respectively........................................................................      2,049      1,647
    Effect of projected compensation increases.................................................        570        554
                                                                                                 ---------  ---------
    Projected benefit obligation for services rendered to date.................................      2,619      2,201
                                                                                                 ---------  ---------
    Projected benefit obligation in excess of plan assets......................................       (365)      (537)
    Unrecognized net loss......................................................................        162        358
    Remaining unrecognized net transition asset being amortized over 11 years..................         --        (14)
    Unrecognized prior service costs...........................................................         14         23
                                                                                                 ---------  ---------
        Accrued pension costs included in accrued expenses.....................................  $    (189) $    (170)
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                                                                   1998       1997
                                                                                                 ---------  ---------
Discount rate..................................................................................       7.25%      7.50%
Rate of compenstation increase.................................................................       4.00%      4.00%
Expected long-term rate of return on assets....................................................       8.25%      8.25%

    DEFINED CONTRIBUTION PLANS (in thousands)--The Company has four defined contribution plans (the "Plans") for all eligible employees, as defined by the Plans. The Company made matching employer contributions at various percentages in accordance with the respective plan documents. The

Company incurred $747, $604 and $338 for matching employer contributions to the Plans in 1998, 1997 and 1996, respectively.

11.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES--The Company has entered into operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable scheduled rentals under these agreements are as follows (in thousands):

FISCAL YEAR ENDING SEPTEMBER 30:                                                  FACILITIES   EQUIPMENT      TOTAL
--------------------------------------------------------------------------------  ---------  -------------  ---------
1999............................................................................  $   2,813    $     187    $   3,000
2000............................................................................      2,696          111        2,807
2001............................................................................      1,767           32        1,799
2002............................................................................      1,375           --        1,375
2003............................................................................      1,210           --        1,210
Thereafter......................................................................      7,140           --        7,140
                                                                                  ---------        -----    ---------
Total...........................................................................  $  17,001    $     330    $  17,331
                                                                                  ---------        -----    ---------
                                                                                  ---------        -----    ---------

    Rent expense for the fiscal years ended September 30, 1998, 1997 and 1996 was $3,305, $3,015 and $2,283, respectively.

    On January 6, 1997, the lessor of SEP's manufacturing facility assigned the lease to the former majority shareholder of SEP, in conjunction with the sale of this facility to the former majority shareholder. In addition, the lease was amended to include certain capital equipment owned by the former majority shareholder. SEP began leasing this facility during fiscal 1996. The base annual rental payable under the lease is $605. The lease expires in October 2011.

    LITIGATION--The Company, as plaintiff, was a party to an action initiated by the Company in the United States District Court for the Eastern District of New York against defendant Cybo Systems, Inc. ("Cybo"), entitled Robotic Vision Systems, Inc. v. Cybo Systems, Inc. a/k/a Cybot Systems, Inc., alleging certain contractual breaches by Cybo arising from the Company's sale to Cybo of the Company's welding and cutting systems business. In October 1998, this action, including all of Cybo's remaining counterclaims against the Company, was dismissed with prejudice by mutual agreement of the Company and Cybo and without any payment by either party to the other, following a partial summary judgment ruling by the Court that had dismissed substantially all of Cybo's counterclaims against the Company.

    In June 1998, RVSI and General Scanning executed a settlement agreement of RVSI's claims arising out of General Scanning's acquisition of View Engineering, Inc. in August 1996, RVSI claimed that General Scanning used improperly obtained information in connection with the acquisition. General Scanning denied all such claims. Under the settlement agreement, General Scanning has agreed not to compete for ten years in the inspection of interconnect leads of semiconductor packages. Under the settlement, General Scanning licensed to RVSI its 2-D and 3-D vision technology solely and exclusively for RVSI's use in the interconnection leads. In consideration for the technology license and non-competition agreement, RVSI agreed to pay General Scanning $3.75 million, of which $1.50 million represents 271,493 shares of the Company's common stock and $2.25 million in a subordinated note payable with a maturity date of five years.

    The Company, as plaintiff, was a party to two actions in the United States District Court for the Central District of California against View Engineering, Inc. ("View"), a wholly owned subsidiary of General Scanning, Inc. ("GSI"), alleging infringement by View of a number of the Company's patents relating to View's assembly and distribution of View's own 3-D machine vision products. In June 1998, the Court, in the first of these actions, involving the coplanarity inspection of ball grid array semiconductor package substrates, found infringement by View and granted the Company's request for injunctive relief against View. This ruling has been appealed by View to the United States Appeals Court for the Federal Circuit. The second of these actions, involving the "in-tray" inspection of semiconductor packages is presently expected to come to trial in the spring of 1999.

    The Company is also presently involved in other litigation matters in the normal course of business. Based upon discussion with Company's legal counsel, management does not expect that these matters will have a material adverse impact on the Company's consolidated financial statements.

12.  STOCKHOLDERS' EQUITY

    WARRANTS OUTSTANDING--As of September 30, 1998, there were warrants outstanding to purchase approximately 376,000 shares of the Company's common stock with exercise prices ranging between $2.57 and $25.00 per share.

    STOCK OPTION PLANS--The Company has several stock option plans which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors' Stock Option Committee. Such options vest over a period of three to five years. All options issued by the Company to date have exercise prices which were equal to market value of the Company's common stock at the date of grant.

    Shares granted and canceled during fiscal 1998 include a stock option re-pricing offered by the Company to existing stock option holders of unexercised options of each of the Company's stock option plans, excluding members of the Board of Directors and certain corporate officers. Options granted prior to June 26, 1998 were eligible for replacement under the terms of the stock option re-pricing. At their election, stock option holders could surrender their unexercised stock options for a proportionately lower amount of stock options, based on a formula, at an exercise price of $4.13 per share, the fair value of the Company's common stock on June 26, 1998. A total of approximately 2,169,000 options, with exercise prices ranging from $5.19 per share to $19.50 per share, were canceled, and approximately 1,446,000 options were reissued at an exercise price of $4.13 per share. Reissued stock options vest 40% on the six-month anniversary of the replacement date and 60% on the date specified in the original option grant. The expiration date of these reissued options are as specified in the original option grant.

    Shares granted and canceled during 1997 include a stock option re-pricing offered by the Company to existing stock option holders of unexercised options of each of the Company's stock option plans. All options that were granted prior to July 9, 1997 were eligible for replacement. In their election, stock option holders could surrender their unexercised stock options for a proportionately lower amount of stock options, based upon a formula, at an exercise of $14.13, the fair value of the Company's common stock on July 22, 1997. A total of approximately 1,196,000 options with exercise prices ranging from $14.52 to $26.75 were canceled, and approximately 930,000 options were reissued at an exercise price of $14.13 per share. Reissued options vest 20 percent on the six-month anniversary of the replacement date; 20 percent on the one-year anniversary of the replacement date; and 20 percent annually thereafter until fully vested. The options expire on July 22, 2002. For directors and officers of the Company, the options will not become exercisable until the earlier of seven years from the replacement date or until the market value of the Company's common stock reaches the exercise price of the originally replaced option.

    The following table sets forth summarized information concerning the Company's stock options:

                                                                                        NUMBER OF      EXERCISE
                                                                                         SHARES       PRICE RANGE
                                                                                       -----------  ---------------
                                                                                              (IN THOUSANDS)
Options outstanding for shares of common stock at October 1, 1995....................       1,841   $   0.53-$38.72
    Granted..........................................................................       1,843       7.71- 26.75
    Canceled or expired..............................................................        (225)      1.00- 22.50
    Exercised........................................................................        (498)      0.53- 17.43
                                                                                       -----------
Options outstanding for shares of common stock at September 30, 1996.................       2,961       0.53- 38.72
    Granted..........................................................................       2,660       7.71- 19.00
    Canceled or expired..............................................................      (1,636)      0.81- 38.72
    Exercised........................................................................        (293)      0.53- 15.34
                                                                                       -----------
Options outstanding for shares of common stock at September 30, 1997.................       3,692       0.75- 34.42
    Granted..........................................................................       2,943       3.19- 16.94
    Canceled or expired..............................................................      (2,926)      2.20- 34.42
    Exercised........................................................................        (138)      0.75- 10.00
                                                                                       -----------
Options outstanding for shares of common stock at September 30, 1998.................       3,571       1.00- 19.38
                                                                                       -----------
                                                                                       -----------
Shares reserved for issuance at September 30, 1998...................................       1,607
                                                                                       -----------
                                                                                       -----------

    Weighted average option exercise price information for the fiscal years ended September 30, 1998, 1997 and 1996 was as follows:

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Outstanding at beginning of year.....................................................  $   11.08  $   12.14  $    4.27
Granted during the year..............................................................       6.68      12.86      17.94
Exercised during the year............................................................       2.36       4.14       2.09
Canceled, terminated and expired.....................................................      11.88      16.51      16.06
Exercisable at year end..............................................................       7.12       5.86       4.52

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", the Company's net income (loss) and earnings per share would have been reduced (increased) by approximately $(5,961,000), $5,032,000 and $2,420,000 or $(0.24), $0.21 and $0.11 per share in fiscal 1998, 1997 and 1996, respectively. The weighted average fair value of the options granted during fiscal 1998, 1997 and 1996 is estimated at $3.99, $7.44 and $9.76 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for fiscal 1998, 1997 and 1996, respectively: volatility of 70%, 64% and 56%, risk-free interest rate of 4.30%, 5.83% and 5.81%, and an expected life of five years in fiscal 1998, 1997 and 1996.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

For the fiscal years ended September 30, 1998 and 1997:

(In thousands, except per share amounts)

                                                                                           1998
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
Revenues..............................................................  $  53,788  $  47,727  $  39,090  $  28,402
Gross profit..........................................................     26,043     21,041     10,919     (2,001)
Net income (loss).....................................................      3,543     (5,672)   (15,433)   (22,943)
Net income (loss) per share:
    Basic and diluted.................................................       0.14      (0.23)     (0.63)     (0.92)

                                                                                           1997
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
Revenues..............................................................  $  38,734  $  35,755  $  41,789  $  53,064
Gross profit..........................................................     17,357     15,192     19,681     23,265
Net income (loss).....................................................       (294)      (767)      (762)     2,471
Net income (loss) per share:
    Basic and diluted.................................................      (0.01)     (0.03)     (0.03)       0.1

    During fiscal 1998, the Company took inventory provisions of $4,500 in the third quarter and $12,062 in the fourth quarter, which reduced gross profit. The Company also had non-recurring charges of $3,184 in the second quarter, $2,420 in the third quarter and $1,011 in the fourth quarter of fiscal 1998.

14.  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

    During fiscal 1998, 1997 and 1996, revenues from a single customer represented 20%, 23% and 13% of total revenues, respectively. No other customer accounted for more than 10% of total revenues for fiscal 1998, 1997 and 1996.

15.  GEOGRAPHIC OPERATIONS

    For the purposes of segment reporting, management considers the Company to operate in one industry, the machine vision industry. Operations in this business segment by geographic area are summarized as follows (in thousands):

                                                                 UNITED
FISCAL YEAR ENDED SEPTEMBER 30, 1998                             STATES      EUROPE    ELIMINATIONS  CONSOLIDATED
------------------------------------------------------------  ------------  ---------  ------------  ------------
Revenues from unaffiliated customers........................   $  154,451   $  14,556           --    $  169,007
Transfers between geographic areas..........................        4,852          --   $   (4,852)           --
                                                              ------------  ---------  ------------  ------------
Total revenues..............................................   $  159,303   $  14,556   $   (4,852)   $  169,007
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------
Income (loss) before income tax provision (benefit).........   $  (36,529)  $  (3,747)  $     (229)   $  (40,505)
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------
Identifiable assets.........................................   $  123,312   $   7,979   $   (9,720)   $  121,571
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------

                                                                 UNITED
FISCAL YEAR ENDED SEPTEMBER 30, 1997                             STATES      EUROPE    ELIMINATIONS  CONSOLIDATED
------------------------------------------------------------  ------------  ---------  ------------  ------------
Revenues from unaffiliated customers........................   $  152,530   $  16,812   $       --    $  169,342
Transfers between geographic areas..........................        4,611          --       (4,611)           --
                                                              ------------  ---------  ------------  ------------
Total revenues..............................................   $  157,141   $  16,812   $   (4,611)   $  169,342
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------
Income (loss) before income tax provision...................   $    2,120   $    (721)  $       (6)   $    1,393
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------
Identifiable assets on September 30, 1997...................   $  136,448   $   8,451   $   (4,976)   $  139,923
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------

                                                                 UNITED
FISCAL YEAR ENDED SEPTEMBER 30, 1996                             STATES      EUROPE    ELIMINATIONS  CONSOLIDATED
------------------------------------------------------------  ------------  ---------  ------------  ------------
Revenues from unaffiliated customers........................   $  137,749   $  16,226   $       --    $  153,975
Transfers between geographic areas..........................        4,128         240       (4,368)           --
                                                              ------------  ---------  ------------  ------------
Total revenues..............................................   $  141,877   $  16,466   $   (4,368)   $  153,975
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------
Income (loss) before income tax provision...................   $     (187)  $    (201)  $       69    $      319)
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------
Identifiable assets on September 30, 1997...................   $  108,529   $   7,085   $   (8,143)   $  107,471
                                                              ------------  ---------  ------------  ------------
                                                              ------------  ---------  ------------  ------------

    Total revenues to customers outside the U.S. were $108,711, $115,854 and $97,483 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

    Export sales from the Company's United States operations to unaffiliated customers for the fiscal years ended September 30, 1998, 1997 and 1996 were as follows:

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Europe...........................................................................  $   7,501  $  16,413  $   9,160
Asia/Pacific Rim.................................................................     84,606     80,714     70,924
Other............................................................................      2,048      1,915      1,173
                                                                                   ---------  ---------  ---------
Total............................................................................  $  94,155  $  99,042  $  81,257
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

16. EARNINGS PER SHARE

    The calculations for earnings per share for the fiscal years ended September 30, 1998, 1997 and 1996 are as follows (in thousands, except per share amounts):

                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
Net income (loss)...............................................................  $  (40,505) $     648  $     835
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Weighted average number of common shares--basic.................................      24,613     23,718     22,092
Assumed number of shares issued from common share equivalents...................          --        249      1,293
                                                                                  ----------  ---------  ---------
Weighted average number of common and common equivalent
 shares--diluted................................................................      24,613     23,967     23,385
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Net income (loss) per share--basic..............................................  $    (1.65) $    0.03  $    0.04
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Net income (loss) per share--diluted............................................  $    (1.65) $    0.03  $    0.04
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                                 COLUMN C
                                                                                -----------
                                                       COLUMN A     COLUMN B     ADDITION                  COLUMN E
                                                      -----------  -----------  CHARGED TO    COLUMN D    -----------
                                                      BALANCE AT   CHARGED TO      OTHER     -----------    BALANCE
                                                       BEGINNING    COST AND     ACCOUNTS    DEDUCTIONS    AT END OF
DESCRIPTIONS                                           OF PERIOD    EXPENSES     -DESCRIBE    -DESCRIBE     PERIOD
----------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Year Ended September 30, 1998:
    Allowance for doubtful accounts.................   $   2,716    $     329    $      --    $   2,045(2)  $   1,000
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
    Reserve for excess and obsolete inventory.......   $   3,836    $  16,562    $      --    $   5,657(2)  $  14,741
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
Year Ended September 30, 1997:
    Allowance for doubtful accounts.................   $   1,400    $   1,924    $      --    $     608(2)  $   2,716
                                                      -----------  -----------  -----------  -----------  -----------
    Reserve for excess and obsolete inventory.......   $   3,960    $   1,435    $      --    $   1,559(2)  $   3,836
                                                      -----------  -----------  -----------  -----------  -----------
Year Ended September 30, 1996:
    Allowance for doubtful accounts.................   $     544    $     957    $       6(1)  $     107(2)  $   1,400
                                                      -----------  -----------  -----------  -----------  -----------
    Reserve for excess and obsolete inventory.......   $   1,057    $   3,052    $      --    $     149(2)  $   3,960
                                                      -----------  -----------  -----------  -----------  -----------

------------------------

(1) Recoveries of accounts written off.

(2) Amounts written off.