Form 10-K/A
period 1998-09-30
ROBOTIC VISION SYSTEMS INC
filed 1999-01-28
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

Selected Balance Sheet Data:
(In Thousands)

                                                                             AT SEPTEMBER 30,
                                                         --------------------------------------------------------
                                                            1998        1997        1996       1995       1994
                                                         ----------  ----------  ----------  ---------  ---------
Total assets...........................................  $  121,571  $  139,923  $  107,471  $  83,520  $  50,410
Current assets.........................................  $   72,227  $  110,541  $   88,370  $  71,755  $  40,867
Total liabilities......................................  $   84,774  $   64,346  $   43,858  $  39,171  $  33,459
Stockholders' equity...................................  $   36,797  $   75,577  $   63,613  $  44,349  $  16,951
Working capital (deficit)..............................  $   (9,488) $   55,159  $   45,751  $  34,590  $  10,853

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

    The increase in other long-term assets of $8.4 million largely reflects an increase in capitalized software development costs during fiscal 1998, net of amortization, of $4.6 million, and an intangible asset of $3.75 million reflecting the technology license and non-competition agreement obtained as a result of the Company's settlement agreement with GSI. The Company has classified its net deferred tax asset as a long-term asset as a result of the loss for the fiscal year and the current uncertainty of realizing this tax benefit in the near-term.

    In June 1998, the Company and GSI executed a settlement agreement of the Company's claims against GSI, which the Company had asserted in an action initiated by the Company in the United States District Court for the Eastern District of New York, arising out of GSI's acquisition of View in August 1996, in which the Company claimed that it had used information improperly obtained from the Company in connection with the acquisition. General Scanning denied all such claims. Under the settlement agreement, GSI has agreed not to compete for ten years in the inspection of interconnect leads of semiconductor packages. Under the settlement, GSI licensed to the Company its 2-D and 3-D vision technology solely and exclusively for the Company's use in the interconnection leads. In consideration for the technology license and non-competition agreement, the Company agreed to pay GSI $3.75 million, of which $1.50 million represents 271,493 shares of the Company's common stock and the balance of $2.25 million is evidenced by a subordinated note payable with a maturity date of five years.

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

    INTERNATIONAL SALES. For the fiscal year ended September 30, 1998, international sales accounted for approximately 64% of the Company's revenues. The Company's international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions and duties, and other political and economic factors such as the recent Asian economic crisis. To the extent foreign currencies weaken relating to the U.S. dollar, the Company's products could become more expensive in these countries. As with the recent Asian economic crisis, this could adversely affect the Company's sales volumes and profitability.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is information concerning each of the directors and executive officers of Robotic Vision Systems, Inc. ("RVSI" or the "Company").

                                                    DIRECTOR
NAME                                      AGE         SINCE                        POSITIONS AND OFFICES
------------------------------------      ---      -----------  -----------------------------------------------------------
Pat V. Costa........................          55         1984   Chairman of the Board, President, and Chief
                                                                Executive Officer
Frank A. DiPietro...................          72         1992   Director
Jay M. Haft.........................          63         1977   Director
Tomas Kohn..........................          58         1997   Director
Donald J. Kramer....................          66         1995   Director
Mark J. Lerner......................          46         1994   Director
Howard Stern........................          61         1981   Senior Vice President and Director
Robert H. Walker....................          63         1990   Director
John J. Arcari......................          53                Chief Financial Officer and Secretary
Earl H. Rideout.....................          56                Senior Vice President
Curtis W. Howes.....................          48                Vice President
John S. O'Brien.....................          45                Vice President

    PAT V. COSTA has served as President, Chief Executive Officer and Chairman of the RVSI Board since 1984. Prior thereto and from 1977, Mr. Costa was employed by GCA Corporation, most recently in the capacity of Executive Vice President. GCA was engaged in the manufacturing of various electronic instrumentation equipment and systems.

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

    JAY M. HAFT has been a practicing attorney for over 30 years and a strategic and financial consultant for growth stage companies. Mr. Haft also serves as Chairman of the Board of Noise Cancellation Technologies, Inc. and Extech, Inc. both public companies whose respective securities are traded on the Nasdaq Small Cap Market. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is also a director of numerous other public and private corporations. From 1989 until 1994, he was a partner of Parker Duryee Rosoff & Haft in New York, New York. He is currently of counsel to such firm.

    TOMAS KOHN has been a Professor of Management at Boston University's School of Management in the undergraduate, MBA, and Executive MBA programs since 1988. Dr. Kohn is the Chairman of the Board of Conduit del Ecuador, a steel tubing manufacturer, and a member of the Board of Directors of Ideal-Alambrec, a steel wire manufacturer, both in Quito, Ecuador. He has held these positions since 1974 and 1972, respectively. From 1987 until the Company's acquisition by merger of Computer Identics Corp. ("Computer Identics") in 1996, Dr. Kohn was a member of Computer Identics' Board of Directors, and its Chairman since 1992. From 1986 until 1995, Dr. Kohn was a member of the Board of Directors of N.V. Bekaert S.A., the world's largest independent steel wire manufacturer. N.V. Bekaert was a major shareholder of Computer Identics.

    DONALD J. KRAMER was Chairman of the Board of Directors of Acuity Imaging, Inc. ("Acuity") from 1994 until the Company's acquisition of Acuity by merger in 1995. Mr. Kramer served as a director of Itran

Corp. from 1982 until its merger with Automatix, Inc. in 1994, at which time the merger survivor assumed the Acuity name. Mr. Kramer is a private investor and was a special limited partner of TA Associates, a private equity capital firm located in Boston, Massachusetts, from 1990 to 1996. For the previous five years, Mr. Kramer was a general partner of TA Associates. In January 1997 and March 1997, Mr. Kramer was elected to the Boards of publicly-owned Micro Component Technology, Inc. and Total Control Products, Inc.. Mr. Kramer is also a director of several privately held companies.

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

    HOWARD STERN has been Senior Vice President and Technical Director of the Company since 1984. Prior thereto and from 1981, he was Vice President of the Company.

    ROBERT H. WALKER was, before his retirement in March 1998, Executive Vice President and Secretary-Treasurer of the Company, a position he had held since 1986. Prior thereto and from 1984 he was Senior Vice President of the Company. From 1983 to 1985 he also served as Treasurer. Mr. Walker is also a director of Tel Instrument Electronics Corporation, a publicly-owned company.

    JOHN J. ARCARI has been Chief Financial Officer and Secretary since March 1998. Prior thereto and from 1981 he was employed initially as Corporate Controller and from 1987 to 1997 as Chief Financial Officer and Treasurer of LTX Corporation, a publicly held (NASDAQ) global manufacturer of integrated circuit automatic test equipment.

    EARL H. RIDEOUT has been Corporate Senior Vice President of RVSI's Semiconductor and Electronics Business Sector since January 1997. Prior thereto and from 1989 he was Vice President/General Manager of RVSI's Electronics Division.

    CURTIS W. HOWES joined the Company in May 1997 as Corporate Vice President of Automatic Identification. From 1991 to 1997, he was employed by Intermec Corporation, most recently as General Manager of Intermec's Imaging Systems Division, which designed, manufactured and sold vision-based products for symbology reading.

    JOHN S. O'BRIEN joined the Company in February 1997 as Corporate Vice President of Human Resources. Prior thereto and from 1990, he was Vice President, Human Resources and CFO of Charles River Data Systems, an imbedded systems developer and manufacturer in Framingham, MA.

    All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected annually by the RVSI Board to hold office until the first meeting of the RVSI Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

    Set forth below is the aggregate compensation for services rendered in all capacities to the Company during its fiscal years ended September 30, 1998, 1997 and 1996 by its Chief Executive Officer and each of its four other most highly compensated executive officers whose compensation exceeded $100,000 during its fiscal year ended September 30, 1998 and two other executive officers who would have been disclosed had they been employed at the fiscal year end (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                                                   --------------------------------------
              NAME AND                  FISCAL                              OTHER ANNUAL
         PRINCIPAL POSITION              YEAR        SALARY     BONUS (1)   COMPENSATION
------------------------------------  -----------  ----------  -----------  -------------

Pat V. Costa........................        1998   $  315,016   $  55,000        --
  Chief Executive Officer                   1997   $  293,478   $  50,000        --
                                            1996   $  252,801   $  85,000        --

John J. Arcari (3)..................        1998   $  175,008   $   5,000        --
  Chief Financial Officer

Curtis Howes........................        1998   $  138,231   $  20,000        --
  Vice President

Earl H. Rideout.....................        1998   $  150,010   $  25,000        --
  Senior Vice President                     1997   $  143,318   $  25,000        --
                                            1996   $  122,747   $  40,000        --

Howard Stern........................        1998   $  165,006   $  30,000        --
  Senior Vice President                     1997   $  159,625   $  30,000        --
                                            1996   $  144,544   $  60,000        --

Steven J. Bilodeau (4)..............        1998   $  232,497   $  50,000        --
  Former Executive Vice                     1997   $  206,545   $  45,000        --
  President                                 1996   $  167,280   $  75,000        --

Robert H. Walker (5)................        1998   $  151,362   $  35,000        --
  Former Executive Vice                     1997   $  159,625   $  35,000        --
  President                                 1996   $  142,229   $  60,000        --

                                              LONG TERM COMPENSATION
                                    -------------------------------------------
                                                              PAYOUTS
                                         AWARD       --------------------------
                                    ---------------     LONG
                                    RESTRICTED          TERM           ALL
              NAME AND              STOCK  NUMBER OF  INCENTIVE       OTHER
         PRINCIPAL POSITION         AWARDS   OPTIONS   PAYOUTS    COMPENSATION
--------------------------------------  -----------  -----------  -------------
Pat V. Costa........................--      --           --         $   2,400(2)
  Chief Executive Officer           --      --           --         $   2,375(2)
                                    --      --           --         $   2,250(2)
John J. Arcari (3)..................--      --           --
  Chief Financial Officer
Curtis Howes........................--      --           --         $     300(2)
  Vice President
Earl H. Rideout.....................--      --           --         $   2,400(2)
  Senior Vice President             --      --           --         $   2,400(2)
                                    --      --           --         $   2,250(2)
Howard Stern........................--      --           --         $   2,400(2)
  Senior Vice President             --      --           --         $   2,375(2)
                                    --      --           --         $   2,250(2)
Steven J. Bilodeau (4)..............--      --           --         $   2,400(2)
  Former Executive Vice             --      --           --         $   2,375(2)
  President                         --      --           --         $   2,250(2)
Robert H. Walker (5)................--      --           --         $   2,400(2)
  Former Executive Vice             --      --           --         $   2,375(2)
  President                         --      --           --         $   2,250(2)

------------------------

(1) Represents amounts earned in the prior fiscal year which were paid in the fiscal year shown. There were no bonuses earned for the fiscal year ended September 30, 1998.

(2) Represents accrued and vested payments under the Retirement Plan.

(3) Mr. Arcari joined the Company in August 1997 as Vice President--Finance.

(4) Mr. Bilodeau resigned from the Company in June 1998.

(5) Mr. Walker retired from the Company in March 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

    Set forth below is information with respect to grants of stock options during the fiscal year ended September 30, 1998 by the Company to each of the Named Officers:

                                                               PERCENT OF
                                                NUMBER OF     TOTAL OPTIONS
                                               SECURITIES        GRANTED
                                               UNDERLYING     TO EMPLOYEES      EXERCISE                    GRANT DATE
                                                 OPTIONS        IN FISCAL       PRICE PER   EXPIRATION    PRESENT VALUE
                                                 GRANTED          YEAR            SHARE        DATE            (1)
                                               -----------  -----------------  -----------  -----------  ----------------

Curtis W. Howes..............................      16,667                       $    4.13      5/05/03      $   14,601

Curtis W. Howes..............................      16,667                            4.13      7/01/03          16,808

Earl H. Rideout..............................       7,743                            4.13      7/22/05          11,182

Earl H. Rideout..............................      34,263                            3.19      9/01/04          66,662

Howard Stern.................................      30,000                            4.13      6/26/08          71,523

Steven J. Bilodeau...........................      10,000                            4.13      6/26/01          16,714

Robert H. Walker.............................      15,000                            4.13      6/26/04          37,784
                                                                       --
                                               -----------

                                                  130,340             4.7%

------------------------

(1) Computed in accordance with the Black-Scholes option pricing model utilizing the following assumptions: volatility of 70%, risk-free interest rate of 4.3% and an expected life of five years.

                      OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

    Set forth below is further information with respect to the unexercised and exercised options to purchase the Company's Common Stock under the Company's 1987, 1991, 1996 and 1996 Non-Executive stock option plans (collectively, the "Stock Plans"):

                                                               NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                                     OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                     SHARES        VALUE         SEPTEMBER 30, 1998        SEPTEMBER 30, 1998 (2)
                                   ACQUIRED ON   REALIZED    --------------------------  --------------------------
NAME                                EXERCISE        (1)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------------------------  -----------  -----------  -----------  -------------  -----------  -------------

Pat V. Costa.....................      --           --          207,326        309,699    $ 200,131        --

John J. Arcari...................      --           --           20,000         80,000       --            --

Curtis W. Howes..................      --           --           --             33,334       --            --

Earl H. Rideout..................      --           --           32,994         42,006    $  38,056        --

Howard Stern.....................      20,830    $  30,786       15,000         60,970       --            --

Steven J. Bilodeau...............      --           --           37,973        172,027       --            --

Robert H. Walker.................      --           --           26,113         38,228       --            --

------------------------

(1) Based on the exercise of 13,061 shares at $1.00 per share less the $2.56 fair market value on the date of exercise and the exercise of 7,769 shares at $1.22 per share less the $2.56 fair market value on the date of exercise.

(2) Based on the September 30, 1998 fair market value of $2.69 less the cost to exercise.

                                PENSION BENEFITS

    The following table sets forth the estimated annual plan benefits payable upon retirement in 1999 at age sixty-five after fifteen, twenty, twenty-five, thirty and thirty-five years of credited service to the Company.

                                                  YEARS OF SERVICE
                                -----------------------------------------------------
 REMUNERATION                      15         20         25         30         35
------------------------------  ---------  ---------  ---------  ---------  ---------

$100,000......................  $  19,824  $  26,432  $  33,041  $  33,041  $  33,041

 125,000......................     25,525     34,033     42,541     42,541     42,541

 150,000......................     31,225     41,633     52,041     52,041     52,041

 175,000......................     33,505     44,673     55,841     55,841     55,841

 200,000......................     33,505     44,673     55,841     55,841     55,841

 225,000......................     33,505     44,673     55,841     55,841     55,841

 250,000......................     33,505     44,673     55,841     55,841     55,841

 300,000......................     33,505     44,673     55,841     55,841     55,841

 400,000......................     33,505     44,673     55,841     55,841     55,841

 500,000......................     33,505     44,673     55,841     55,841     55,841

    The amount of compensation covered by the Company's Pension Plan (the "Pension Plan") is determined in accordance with rules established by the Internal Revenue Service and includes all dollar items shown on the Summary Compensation Table with the exception of 401(k) contributions. Effective with the fiscal year beginning October 1, 1998, for purposes of calculating the pension benefit, earnings are limited to $160,000, as adjusted for any cost of living increases authorized by the Internal Revenue Code of 1986, as amended. This earnings limit will continue to be $160,000 for calendar year 1999.

    At September 30, 1998, Messrs. Costa, Rideout and Stern had, respectively, 14, 10 and 27 years of credited service with the Company.

    A participant in the Pension Plan will receive retirement income based on 23% of his final average salary up to his applicable Social Security covered compensation level plus 38% of any excess, reduced proportionately for less than twenty-five years of credited service at normal retirement at age 65, subject to the $160,000 limit described above. Final average salary is defined in the Pension Plan as the average of a participant's total compensation during the five consecutive calendar years in the ten calendar year period prior to his normal retirement date which produces the highest average. A participant is 100% vested in his accrued pension benefit after five years of service as defined in the Pension Plan.

REPORT ON OPTION REPRICING

    The Company's Stock Plans were established as an employment incentive to retain persons necessary for the development and financial success of the Company. In June 1998, as a result of the decrease in the market price of the Company's Common Stock during the preceding months and recognizing that previously granted stock options had lost much of their value in motivating employees to remain with the Company and share in its overall financial goals, the RVSI Board, pursuant to authority granted under the Stock Plans, approved the repricing of 2,169,141 options, including 54,411 options granted to certain executive officers. Such repricing was effected by offering to grant a reduced number of new options ("New Options") at an exercise price of $4.13 per share, which was the fair market value of the Company's Common Stock on June 26, 1998, in exchange for the old options ("Old Options"), based on a 2/3 replacement ratio. New Options covering 1,446,399 shares were issued in replacement of Old Options, representing approximately 67% of the aggregate number of shares issuable under the Old Options. New

Options vested to the extent of 40% on December 26, 1998 and the remaining 60% will vest in accordance with the schedule in the Old Options. All of the New Options will expire on the date specified in the Old Options. The repricing of the Old Options reduced the total number of shares of the Company's Common Stock underlying all outstanding options immediately prior to such repricing by 722,742. Messrs. Costa, Arcari and Stern did not participate in the option repricing action.

                           TEN-YEAR OPTION REPRICING

    The following table summarizes all repricings of options held by any executive officer of the Company during the Company's last ten fiscal years:

                                                     NUMBER OF
                                                    SECURITIES
                                                    UNDERLYING       NEW       MARKET PRICE OF   EXERCISE PRICE
                                                      OPTIONS      NUMBER       STOCK AT TIME      AT TIME OF         NEW
                                         DATE OF    REPRICED OR      OF        OF REPRICING OR    REPRICING OR     EXERCISE
NUMBER AND POSITION                     REPRICING     AMENDED      OPTIONS        AMENDMENT         AMENDMENT        PRICE
-------------------------------------  -----------  -----------  -----------  -----------------  ---------------  -----------

Pat V. Costa.........................     6/26/98       --           --              --                --             --
  Chief Executive Officer                 7/22/97      400,000      309,699       $   14.13         $   18.25      $   14.13
                                          3/26/92       56,668       56,668       $    1.22         $    4.06      $    1.22
                                         12/12/91      113,332      113,332       $    1.00         $    4.06      $    1.00

John J. Arcari.......................      --           --           --              --                --             --
  Chief Financial Officer

Curtis W. Howes......................     6/26/98       25,000       16,667       $    4.13         $   10.88      $    4.13
  Vice President                          6/26/98       25,000       16.667       $    4.13         $   12.75      $    4.13

John S. O'Brien......................     6/26/98       20,000       13,334       $    4.13         $   10.81      $    4.13
  Vice President

Earl H. Rideout......................     6/26/98       11,614        7,743       $    4.13         $   14.13      $    4.13
  Senior Vice President                   7/22/97       15,000       11,614       $   14.13         $   18.25      $   14.13
                                          3/26/92        9,990        9,990       $    1.22         $    5.50      $    1.22
                                         12/12/91       20,010       20,010       $    1.00         $    5.50      $    1.00

Howard Stern.........................     6/26/98       --           --              --                --             --
  Senior Vice President                   7/22/97       40,000       30,970       $   14.13         $   18.25      $   14.13
                                          3/26/92       22,754       22,754       $    1.22         $    4.06      $    1.22
                                         12/12/91       45,576       45,576       $    1.00         $    4.06      $    1.00

Steven J. Bilodeau...................     6/26/98       --           --              --                --             --
  Former Executive Vice President         7/22/97      100,000       77,425       $   14.13         $   18.25      $   14.13
                                          7/22/97       75,000       67,286       $   14.13         $   15.75      $   14.13
                                          3/26/92       13,900       13,900       $    1.22         $    4.06      $    1.22
                                          3/26/92       11,000       11,000       $    1.22         $    4.06      $    1.22
                                          3/26/92           42           42       $    1.22         $    4.19      $    1.22
                                         12/12/91       19,958       19,958       $    1.00         $    4.19      $    1.00
                                         12/12/91       10,000       10,000       $    1.00         $    4.25      $    1.00
                                         12/12/91       20,000       20,000       $    1.00         $    6.44      $    1.00

Robert H. Walker.....................     6/26/98       --           --              --                --             --
  Former Executive Vice President         7/22/97       30,000       23,228       $   14.13         $   18.25      $   14.13
                                          3/26/92        2,511        2,511       $    1.22         $    4.06      $    1.22
                                          3/26/92       14,000       14,000       $    1.22         $    6.44      $    1.22
                                         12/12/91        4,489        4,489       $    1.00         $    4.06      $    1.00
                                         12/12/91       28,580       28,580       $    1.00         $    4.06      $    1.00

                                           LENGTH OF
                                           ORIGINAL
                                          OPTION TERM
                                         REMAINING AT
                                            DATE OF
                                         REPRICING OR
                                           AMENDMENT
NUMBER AND POSITION                        IN YEARS
-------------------------------------  -----------------
Pat V. Costa.........................         --
  Chief Executive Officer                        4.5
                                                 0.1
                                                 0.4
John J. Arcari.......................
  Chief Financial Officer
Curtis W. Howes......................            4.8
  Vice President                                 5.0
John S. O'Brien......................            4.8
  Vice President
Earl H. Rideout......................            7.1
  Senior Vice President                          4.5
                                                 1.9
                                                 2.2
Howard Stern.........................            4.5
  Senior Vice President                          0.1
                                                 0.4
Steven J. Bilodeau...................            4.5
  Former Executive Vice President                5.6
                                                 0.3
                                                 0.8
                                                 1.8
                                                 2.1
                                                 3.5
                                                 1.8
Robert H. Walker.....................            4.5
  Former Executive Vice President                0.8
                                                 1.5
                                                 1.1
                                                 0.4

EMPLOYMENT AGREEMENTS

    Mr. Pat Costa is employed as Chief Executive Officer and President of the Company under an indefinite term agreement which currently provides for an annual base salary of $315,000. Pursuant to the terms of his employment agreement, Mr. Costa has been granted certain rights in the event of the termination of his employment or a change in control of the Company. Specifically, in the event of termination for any reason other than for cause and other than voluntarily, Mr. Costa will be entitled to the continuance of salary and certain fringe benefits for a period of twelve months and may exercise all outstanding stock options which are exercisable during the twelve-month period following termination at any time within such twelve-month period. In the event of the occurrence of a change in control of the Company (as defined in his employment agreement) and, further, in the event that Mr. Costa is not serving in the positions of Chief Executive Officer, President and Chairman of the Company (other than for cause) within one year thereafter, Mr. Costa will be entitled to exercise all outstanding stock options, regardless of when otherwise exercisable, during the six-month period following the termination date of his employment.

    The Company has also granted certain rights in the event of termination of employment to Messrs. Arcari, Howes, Rideout and Stern. Specifically, in the event of involuntary termination other than for cause, each officer will be given three months severance pay and continued benefits, with the exception of Messrs. Arcari and Rideout whose employment agreement allows for six months severance pay. In addition, the Company has agreed to provide a maximum of one hundred days' advance written notice to Mr. Stern in the event the Company should desire to terminate his employment other than for cause. In such event, he shall be entitled to exercise all outstanding stock options, regardless of when otherwise exercisable, during a specified period following such termination.

THE BOARD OF DIRECTORS--COMPOSITION AND COMPENSATION

    The business of the Company is managed under the direction of the Company's Board of Directors. The Board consists of a single class of Directors who are elected for a term of one year, such term beginning and ending at each Annual Meeting of Stockholders.

    The Company's Board of Directors has established an Audit Committee to recommend the appointment of independent accountants to audit financial statements and to perform services related to the audit, review the scope and results of the audit with the independent accountants, review with management and the independent accountants the Company's year-end operating results, consider the adequacy of the internal accounting procedures and consider the effect of such procedures on the accountants' independence. The Audit Committee consists of Messrs. Costa, DiPietro and Haft. During fiscal 1998 the Audit Committee held two meetings.

    During the fiscal year ended September 30, 1998, the Board of Directors held thirteen meetings, nine of which were convened by telephone. All Directors attended all meetings of the Board of Directors and all committees of the Board on which they served, except Mr. Haft, who was absent from one such meeting. No Director missed more than three of the meetings which were convened by telephone.

    During the fiscal year ended September 30, 1998, directors who were not otherwise employees of the Company were compensated at the rate of $1,500 for attendance at each one-day and $2,500 for each two-day meeting of the RVSI Board or any committee thereof; $750 for attendance at any second meeting held during the same day and $200 for participation at a telephonic meeting or execution of a consent in lieu of a meeting. In addition, outside directors are granted stock options periodically, typically on a yearly basis.

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

    RVSI's compensation plan is designed to encourage and balance the attainment of short-term operational goals, as well as the implementation and realization of long term strategic initiatives. As greater responsibilities are assumed by an executive officer, a larger portion of compensation is "at risk". This philosophy is intended to apply to all management.

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

    Individual performance reviews are generally conducted annually. Increases in fiscal year 1998 were based on an individual's sustained performance, compensation study recommendations and the achievement of the Company's revenue, profit and earnings per share goals. RVSI does not assign specific weighting factors when measuring performance; rather, subjective judgment and discretion is exercised in light of RVSI's overall compensation philosophy.

    Base salary is determined by evaluating individual responsibility levels utilizing independent compensation surveys to determine appropriate salary ranges and evaluating the individual performance.

    Short-term incentive bonus payments, generally, are paid to executive officers on an annual basis. The award of bonuses and their size, in substantial part, are linked to predetermined earnings targets, creating direct linkage between pay and Company profitability. Such payments are generally made at the beginning of the fiscal year following the one for which the executive's performance was evaluated. No bonuses were awarded to any executive officer for fiscal 1998.

    The RVSI Board believes that executive officers who are in a position to make a substantial contribution to the long term success of the Company and to build stockholder value should have a significant equity stake in the Company's on-going success. Accordingly, one of the Company's principal motivational methods has been the award of stock options. In addition to financial benefits to executive officers, if the price of RVSI's Common Stock during the term of any such option increases beyond such option's exercise price, the program also creates an incentive for executive officers to remain with the Company since options generally vest and become exercisable over a five-year period and the first increment is not exercisable until one year after the date of grant.

CHIEF EXECUTIVE OFFICER COMPENSATION

    Mr. Costa's compensation is determined substantially in conformance with the compensation philosophy, discussed above, that is applicable to all of the Company's executive officers. Performance is measured against defined financial, operational, and strategic objectives. In establishing Mr. Costa's base salary and bonus, the RVSI Board takes into account RVSI's performance against both its own objectives and the industry of which it is a part, as well as Mr. Costa's contribution to the Company's near- and long-term objectives.

    Fiscal 1998 was an extraordinarily difficult year for RVSI as well as for the semiconductor industry. The industry entered the fiscal year anticipating growth but, by March 1998, the Asian economic crisis had plunged semiconductor manufacturers and suppliers into a severe downturn, which did not abate during the year. The Board believes Mr. Costa was instrumental in managing the Company through a series of difficulties brought about by this industry recession. Mr. Costa demonstrated leadership in reacting quickly to changes in the industry and in ensuring that the Company did not lose its strategic focus. Mr. Costa's base compensation reflects the Board's belief that he is a valuable asset to the Company. Because the Company did not achieve its financial goals for fiscal 1998, Mr. Costa did not earn a bonus for that fiscal year.

INTERNAL REVENUE CODE SECTION 162(m)

    Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation in excess of $1 million paid to a Company's executive officer. Certain performance-based compensation is excluded by Section 162(m)(4)(C) of the Code in determining whether the $1 million limit applies. Currently the total compensation, including salary, bonuses and excludable stock options for any of the named executives does not exceed this limit. If in the future this regulation becomes applicable to RVSI, the RVSI Board will not necessarily limit executive compensation to that which is deductible, but will consider alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its overall compensation objectives and philosophy.

SUMMARY

    The RVSI Board will continue to review the Company's compensation programs to assure such programs are consistent with the objective of increasing stockholder value.

                             THE BOARD OF DIRECTORS

       Pat V. Costa, CHAIRMAN

Frank A. DiPietro  Donald J. Kramer

Jay M. Haft        Mark J. Lerner

Tomas Kohn         Howard Stern

                   Robert H. Walker

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the fiscal year ended September 30, 1998, the following officers participated in discussions concerning executive officer compensation: Pat V. Costa, John J. Arcari, Howard Stern and Robert H. Walker. Each of the named participants recused himself in discussions concerning his own compensation.

STOCK PERFORMANCE CHART

    The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's common stock during the five years ended September 30, 1998 with the total return on the Standard & Poor's 500 Composite Index and the NASDAQ Non-Financial Index. The comparison assumes $100 was invested on September 30, 1993 in the Company's common stock and in each of the foregoing indices and assumes reinvestment of dividends.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                           TOTAL RETURN FOR:                                RVSI      S&P 500      NASDAQ NON-FINANCIAL

9/30/93                                                                       100.0      100.0                        100.0

9/30/94                                                                       163.3      103.7                         99.4

9/30/95                                                                       620.0      134.7                        138.6

9/29/96                                                                       353.3      162.3                        161.8

9/30/97                                                                       450.1      228.3                        217.3

9/30/98                                                                        71.7      249.6                        219.9

DOLLARS

NOTE:

A. Trading activity for the Company from 11/21/1991 through 1/4/1994 was on the OTC Bulletin Board; the balance of trading data was as reported by The

Nasdaq National Market.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's Common Stock as of January 22, 1999 by (i) each director of the Company, (ii) each person known by the Company to own beneficially 5% or more of the Company's Common Stock, (iii) each officer named in the Summary Compensation Table elsewhere herein and (iv) all directors and executive officers as a group:

                                                                                 NUMBER OF SHARES
NAME AND ADDRESS                                                                  OF COMMON STOCK       PERCENT
OF BENEFICIAL OWNER                                                            BENEFICIALLY OWNED(1)    OF CLASS
--------------------------                                                     ---------------------   ----------
Jay M. Haft..................................................................          487,546(2)        2.0%
Pat V. Costa.................................................................          238,927(3)        1.0%
Mark J. Lerner...............................................................           88,451(4)        *
Robert H. Walker.............................................................           77,825(5)        *
Howard Stern.................................................................           72,978(6)        *
Frank A. DiPietro............................................................           54,770(7)        *
Tomas Kohn...................................................................           49,155(8)        *
Steven J. Bilodeau...........................................................           42,974(9)        *
Earl H. Rideout..............................................................           33,302(10)       *
Donald J. Kramer.............................................................           22,654(11)       *
John J. Arcari...............................................................           20,000(12)       *
Curtis W. Howes..............................................................            7,168(13)       *
All current executive officers and directors as a group (13 persons).........        1,203,417(14)(15)   4.7%

------------------------

*   Less than 1%.

(1) Includes shares issuable pursuant to currently exercisable options and warrants as well as those options and warrants which will become exercisable within 60 days of January 22, 1999. Except as otherwise indicated, the persons named herein have sole voting and dispositive power with respect to the shares beneficially owned.

(2) Includes (i) 23,000 shares issuable to Mr. Haft upon exercise of outstanding options, (ii) 398,100 shares owned of record by his spouse and (iii) 7,666 shares held indirectly in a retirement trust.

(3) Includes (i) 207,326 shares issuable to Mr. Costa upon exercise of outstanding options and (ii) 1,601 vested shares held under the Company's Retirement Investment Plan ("Retirement Plan").

(4) Includes (i) 82,451 shares issuable to Morgen, Evan & Company, Inc., of which Mr. Lerner is the principal owner, upon exercise of outstanding warrants and (ii) 6,000 shares issuable to Mr. Lerner upon exercise of outstanding options.

(5) Includes (i) 26,113 shares issuable to Mr. Walker upon exercise of outstanding options, and (ii) 17,632 shares held indirectly in a retirement account.

(6) Includes (i) 20,000 shares issuable to Mr. Stern upon exercise of outstanding options and (ii) 6,148 vested shares held under the Retirement Plan.

(7) Includes (i) 1,000 shares issuable to Mr. DiPietro upon exercise of outstanding options and (ii) 31,770 shares owned of record by his spouse.

(8) Includes (i) 1,000 shares issuable to Mr. Kohn upon exercise of outstanding options and (ii) 1,684 shares owned of record by his spouse.

(9) Includes 42,974 issuable to Mr. Bilodeau upon exercise of outstanding options.

(10) Includes (i) 32,994 shares issuable to Mr. Rideout upon exercise of outstanding options and (ii) 308 vested shares held under the Retirement Plan.

(11) Includes (i) 9,802 shares issuable to Mr. Kramer upon exercise of outstanding options and (ii) 10,000 shares held indirectly in an irrevocable Trust with his spouse as Trustee; Mr. Kramer disclaims any interest in these shares.

(12) Includes 20,000 shares issuable to Mr. Arcari upon exercise of outstanding options.

(13) Includes 6,668 shares issuable to Mr. Howes upon exercise of outstanding options.

(14) Includes (i) 721,422 shares owned of record and beneficially and (ii) 481,995 shares issuable upon exercise of certain outstanding stock options and warrants.

(15) Includes 8,057 vested shares held in the Retirement Plan for certain officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF SECURITIES EXCHANGE ACT

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

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, the Company believes that during the fiscal year ended September 30, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that Messers. Howes, O'Brien and Rideout were each not timely in the filing of one monthly report of one transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Jay M. Haft, a director of the Company, is of counsel to Parker Duryee Rosoff & Haft, the Company's general counsel prior to March 1, 1997.

    Mr. Mark J. Lerner, a director of the Company, is President of Morgen, Evan & Company, Inc. ("MECO"). Mr. Lerner, through MECO, provided consultation services relative to the Company's international marketing and sales efforts. In accordance with an agreement dated December 1993 (which was prior to his becoming a Director of RVSI), during the fiscal years ended September 30, 1996, September 30, 1997 and September 30, 1998, the Company compensated Mr. Lerner, through MECO, in cash in the amounts of $87,369, $62,390 and $9,800, respectively, as well as with four-year warrants, at exercise prices of $12.88, $13.13 and $2.57, respectively, to acquire an aggregate of 42,434, 2,565 and 18,000 shares of RVSI Common Stock, respectively. All warrants were issued at the fair market value of RVSI's Common Stock on the date of grant. The Company believes that the compensation paid by it to MECO was no greater than what would have had to be paid to an unaffiliated person for substantially similar services.

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

       (ii) FINANCIAL STATEMENT SCHEDULE.

          Schedule II--Valuation and Qualifying Accounts

       (iii) EXHIBITS.

          10(a) Credit Agreement, dated as of March 18, 1998, by and among the Company, the Lenders Party hereto and Bank of New York, as Administrative Agent.

          10(b) Amendment No. 3 to Credit Agreement and Forbearance, dated December 4, 1998, by and among the Company, the Lenders Party Thereto and Bank of New York, as Administrative Agent(1)

          10(c) Asset Purchase Agreement, dated December 16, 1998, between the Company and Rosemount Aerospace, Inc

          10(d) License Agreement dated December 4, 1998 between the Company and Rosemount Aerospace, Inc.

          21     Subsidiaries of Company

          23(a)  Independent Auditors' Consent--Deloitte & Touche LLP

          27     Financial Data Schedule

       -------------------------------

       (1)  Filed herewith.

    (b) Reports on Form 8-K:
       None.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 1999

                                          ROBOTIC VISION SYSTEMS, INC.

                                          By: /s/ John J. Arcari
                                          --------------------------------------

                                                      John J. Arcari
                                                        SECRETARY