Form 10-Q
period 1998-12-31
ROBOTIC VISION SYSTEMS INC
filed 1999-02-12
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended DECEMBER 31, 1998             Commission File Number 0-8623
                  -----------------                                    ------



                          ROBOTIC VISION SYSTEMS, INC.

               (Exact name of Registrant as specified in charter)

          DELAWARE                                            11-2400145
-------------------------------                          ---------------------
(State or other jurisdiction of                              IRS Employer
incorporation or organization)                           Identification Number


5 SHAWMUT ROAD,  CANTON,  MASSACHUSETTS                          02021
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code (781) 821-0830
                                                   ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                   Yes  X              No
                      -----              -----

Number of shares of Common Stock outstanding
as of February  5, 1999                                            24,887,195


                                                               No of Pages 10

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


PART 1.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements


                                                  December 31,      September 30,
                                                     1998               1998
                                                  ------------      -------------
                                              (In thousands, except per share data)
Assets:                                           (Unaudited)
 Current assets:
 Cash and cash equivalents                         $   2,653         $   2,421
 Accounts receivable, net                             30,537            32,367
 Inventories                                          31,333            36,213
 Other current assets                                  1,467             1,226
                                                   ---------         ---------
  Total current assets                                65,990            72,227
 Plant and equipment, net                             15,265            17,591
 Deferred income taxes                                 8,820             8,820
 Goodwill                                              5,745             5,847
 Other assets                                         18,090            17,086
                                                   ---------         ---------
  Total assets                                     $ 113,910         $ 121,571
                                                   ---------         ---------
                                                   ---------         ---------
Liabilities and stockholders' equity
 Current liabilities:
  Notes payable and current portion of
   long-term debt                                  $  36,000         $  38,038
  Accounts payable                                    19,436            21,388
  Accrued expenses                                    19,186            21,073
  Advance payments received                            1,284             1,216
                                                   ---------         ---------
  Total current liabilities                           75,906            81,715
 Long-term debt                                        3,029             3,059
 Stockholders' equity:
  Common stock, authorized 50,000 shares,
    $0.01 par value; issued and outstanding
    24,876 at December 31, 1998 and 24,870 at
    September 30, 1998                                   249               249
  Additional paid-in capital                         168,493           168,493
  Accumulated deficit                               (133,784)         (131,962)
 Cumulative translation adjustment                        17                17
                                                   ---------         ---------
  Total stockholders' equity                          34,975            36,797
                                                   ---------         ---------
  Total liabilities and stockholders' equity       $ 113,910         $ 121,571
                                                   ---------         ---------
                                                   ---------         ---------



                 See Notes to Consolidated Financial Statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS


                                                                 Three Months Ended
                                                            December 31,       December 31,
                                                               1998               1997
                                                            ------------       ------------
                                                                    (Unaudited)
                                                     (in thousands, except per share amounts)
Revenues                                                     $ 29,405           $53,788
Cost of revenues                                               16,834            27,745
                                                             --------           -------
 Gross profit                                                  12,571            26,043
Research and development expenses                               5,590             6,629
Selling, general and administrative expenses                   11,216            14,894
Merger expenses                                                     -               623
                                                             --------           -------
 Income (loss) from operations                                 (4,235)            3,897
Gain on sale of product line                                   (3,248)                -
Interest expense, net                                             835               246
                                                             --------           -------
 Income (loss) before provision for income taxes               (1,822)            3,651
Provision for income taxes                                          -               108
                                                             --------           -------
 Net income (loss)                                           $ (1,822)          $ 3,543
                                                             --------           -------
                                                             --------           -------
Net income (loss) per share:
 Basic                                                       $ (0.07)           $  0.14
 Diluted                                                     $ (0.07)           $  0.14
Weighted average shares:
 Basic                                                        24,876             24,476
 Diluted                                                      24,876             25,444



                 See Notes to Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Three Months Ended
                                                             December 31,    December 31,
                                                                1998            1997
                                                            ------------     ------------
                                                                    (Unaudited)
OPERATING ACTIVITIES:                                   (in thousands, except per share amounts)
Net income (loss)                                             $(1,822)         $ 3,543
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
 Gain on sale of product line                                  (3,248)               -
 Depreciation and amortization                                  2,632            1,660
 Other                                                              -              (20)
 Changes in assets and liabilities:
  Accounts receivable                                           1,830           (3,120)
  Inventories                                                   4,432           (9,460)
  Other current assets                                           (241)            (245)
  Other assets                                                 (1,748)          (3,177)
  Accounts payable                                             (1,952)           1,100
  Accrued expenses                                             (2,044)           2,323
  Advance contract payments                                        68             (314)
 Other long-term liabilities                                        -             (503)
                                                            ------------     ------------
Net cash used in operating activities                          (2,093)          (8,213)
                                                            ------------     ------------
INVESTING ACTIVITIES:
Additions to plant and equipment                                 (107)          (1,734)
Proceeds from sale of product line                              4,500                -
                                                            ------------     ------------
Net cash provided by (used in) investing activities             4,393           (1,734)
                                                            ------------     ------------
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and
 warrants                                                           -               84
Borrowings (repayments) of bank debt                           (2,025)           5,317
Repayments of long-term debt                                     (104)            (650)
Proceeds from long-term borrowings                                 61                -
                                                            ------------     ------------
Net cash provided by (used in) financing activities            (2,068)           4,751
                                                            ------------     ------------
Effect of exchange rate changes on cash and cash
 equivalents                                                        -                4
Net increase (decrease) in cash and cash equivalents              232           (5,192)
Cash and cash equivalents - beginning of period                 2,421            8,811
                                                            ------------     ------------
Cash and cash equivalents - end of period                    $  2,653          $ 3,619
                                                            ------------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                $    835          $   283
Income taxes paid                                            $      -          $     -



                 See Notes to Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Balance Sheet of Robotic Vision Systems, Inc. and Subsidiaries (The "Company") as of December 31, 1998, the Consolidated Statements of Operations for the three month periods ended December 31, 1998 and 1997 and the Consolidated Statements of Cash Flows for the three month periods ended December 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1998. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

Inventories at December 31, 1998 and September 30, 1998 consisted of the following;


                          DECEMBER 31, 1998      SEPTEMBER 30, 1998
                          -----------------      ------------------
                                       (In thousands)
Raw Materials                 $15,498                 $17,124
Work-in-Process                 7,532                  10,429
Finished Goods                  8,303                   8,660
                              -------                 -------
 Total                        $31,333                 $36,213
                              -------                 -------
                              -------                 -------


3.  NOTES PAYABLE:

The Company has a revolving credit agreement with three domestic banks which is collateralized by substantially all of the domestic tangible and intangible assets of the Company. The agreement has a term which expires in March 2000 and borrowings under the agreement currently bear interest at the prime rate plus one percent. At December 31, 1998, the Company had borrowings of $35,475,000 outstanding which reflect the maximum commitment under the agreement. The agreement contains certain financial covenants, including minimum levels of profitability, liquidity and net worth, with which the Company has not been in compliance. Under an amendment executed in January 1999, the Company's banks have agreed to forebear their right to exercise any remedies under this agreement through March 19, 1999. However, absent continuation of waivers, the Company will be in noncompliance at the expiration of the waiver period. Accordingly, the borrowings under the agreement at December 31, 1998 and September 30, 1998 have been classified as current. The Company is currently working with its banks to modify the revolving credit agreement and establish new financial covenants.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

Revenues were $29.4 million in the three months ended December 31, 1998 compared to $53.8 million in the three months ended December 31, 1997, a decline of 45%. The significantly lower revenues year-to-year reflect the effect of the severe semiconductor industry downturn which began in early calender 1998. In the three months ended December 31, 1998, revenues for the Company's Semiconductor Equipment Group were less than half the level of the year earlier period. Revenues for the Company's Acuity CiMatrix division for 1-D and 2-D barcode reading and machine vision products were also down 10% from the year earlier period. In the three months ended December 31, 1998, revenues for the Company's Semiconductor Equipment Group represented 60% of total revenues, compared to 76% of total revenues in the three months ended December 31, 1997.

Revenues of $29.4 million in the three months ended December 31, 1998, were 3.5% higher than the fourth quarter of fiscal 1998 revenues of $28.4 million. Although revenues for Semiconductor Equipment Group were down slightly from the fourth quarter of fiscal 1998, the Company had a 40% increase in orders for these products over the preceding quarter. Revenues for the Company's Acuity CiMatrix division were up approximately 15% sequentially, primarily as a result of demand for its 1-D tunnel applications for postal service and material handling applications. In addition, the Company began delivering its new machine vision platform, Visionscape, during the three months ended December 31, 1998. Overall, the Company's orders were 30% higher than the fourth quarter of fiscal 1998 and were approximately 110% of revenues in the three months ended December 31, 1998.

The gross profit margin was 42.8% of revenues in the three months ended December 31, 1998 compared to 48.4% of revenues in the three months ended December 31, 1997. The lower gross profit margin year-to-year primarily reflects the impact of proportionately high level of fixed manufacturing costs on the significantly lower level of revenues. However, the gross profit margin in the three months ended December 31, 1998 improved 7.4% from the gross profit margin of 35.4% of revenues, excluding inventory provisions, in the fourth quarter of fiscal 1998. The sequential improvement was largely a result of a more favorable product mix, particularly for its Semiconductor Equipment Group, largely as a result of new products introduced during fiscal 1998.

Research and development expenses were $5.6 million, or 19.0% of revenues, in the three months ended December 31, 1998, compared to $6.6 million, or 12.3% of revenues, in the three months ended December 31, 1997. The Company has continued to invest in new product development, including new semiconductor inspection and component handling systems, as well as enhancing its 1-D barcode reading products and expanding its new machine vision platform, Visionscape. In December 1998, the Company's Acuity Cimatrix Division introduced the MXi, the first hand-held imager for reading digital direct part marks, 1-D barcodes and new, digital 2-D symbologies, such as the Data Matrix code. This product is a result of a joint venture with Polaroid Corporation which began in 1997. The MXi was co-designed and will be manufactured by Polaroid for RVSI's exclusive distribution. Initial deliveries of the MXi are expected to commence in the second half of fiscal 1999. In the three months ended December 31, 1998, the Company capitalized $1.4 million in software

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

development costs under Statement of Financial Accounting Standards No. 86., compared to $1.7 million in the three months ended December 31, 1997.

Selling, general and administrative expenses were $11.2 million, or 38.1% of revenues, in the three months ended December 31, 1998, compared to $14.9 million, or 27.7% of revenues, in the three months ended December 31, 1997. The lower level of expenses reflects a combination of the expense reduction steps taken by the Company in fiscal 1998, together with lower variable selling costs on the lower level of revenues.

Primarily as a result of the expense reduction steps taken by the Company since April 1998, total operating expenses have been lowered from $23.0 million in the second quarter of fiscal 1998 to $16.8 million in the first quarter of fiscal 1999. Compared to the fourth quarter of fiscal 1998, operating expenses in the first quarter of fiscal 1999 were down $2.5 million.

In December 1998, the Company sold its Aircraft Safety product line to a subsidiary of B.F. Goodrich for $4.5 million in cash. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction, resulting in a gain of $3.2 million. Proceeds from the sale were used for working capital requirements and to repay $2.0 million of outstanding bank debt.

Net interest expense was $0.8 million in the three months ended December 31, 1998, compared to $0.2 million in the three months ended December 31, 1997. The increase in interest expense primarily reflects the significantly higher level of bank borrowings in the three months ended December 31, 1998.

There was no tax provision in the three months ended December 31, 1998 due to the loss for the current fiscal quarter. The tax provision for the three months ended December 31, 1997 reflected minimum federal and state income taxes.

Excluding the $3.2 million gain from the sale of the Company's Aircraft Safety product line, the net loss for the three months ended December 31, 1998 was $5.1 million, or $0.20 per share, compared to net income of $3.5 million, or $0.14 per share, for the three months ended December 31, 1997. Including the $3.2 million gain, the total net loss for the three months ended December 31, 1998 was $1.8 million, or $0.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance increased $0.2 million, to $2.7 million, in the three months ended December 31, 1998, as a result of $2.1 million of net cash used in operating activities, $0.1 million of net cash used for additions to plant and equipment, $4.4 million of net cash provided by the sale of a product line and $2.1 million of net cash used in financing activities.

The $2.0 million of net cash used in operating activities was primarily a result of the operating loss for the quarter, after non-cash depreciation and amortization charges. Although revenues were up sequentially, accounts receivable declined $1.8 million in the three months ended December 31, 1998 as a result of the Company's continued focus on asset management and a shorter acceptance cycle on new product installations. Inventories were reduced a further $4.4 million in the three months ended December 31, 1998 as the Company continued to consume short-term excess levels, particularly in its Semiconductor Equipment Group.

               ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Additions to plant and equipment were $0.2 million in the three months ended December 31, 1998, which were substantially below depreciation charges of $1.5 million in the period. The increase in other long-term assets of $1.7 million primarily represents capitalized software development costs in the three months ended December 31, 1998.

The reductions in accounts payable and accrued expenses, combined, of $4.0 million largely reflects the continued low level of inventory purchases in the current fiscal period, as well as cash payments of $1.1 million for severance charges recorded in fiscal 1998.

At December 31, 1998, the Company had borrowings of $35.5 million outstanding under its revolving credit agreement with its domestic banks, compared to $37.5 million in borrowings outstanding at September 30, 1998. The Company is currently not in compliance with the financial covenants under the agreement. Under an amendment executed in January 1999, the Company's banks have agreed to forebear their right to exercise any remedies under this agreement until March 19, 1999. The Company is currently working with its banks to modify the revolving credit agreement and establish new financial covenants.

In January 1999, the Company signed a term sheet with an institutional investor for an equity financing which includes a beneficial conversion feature and also provides for warrants. The anticipated net proceeds from the initial round of financing is expected to be between $9.0 million and $10.0 million. The Company believes it will complete this transaction in the near future.

Management believes that through a combination of proceeds from the expected equity financing, obtaining additional external capital, its domestic banks continuing to waive non-compliance of financial covenants and cash flow from operations, the Company will have sufficient liquidity through at least September 30, 1999 to fund its cash requirements.

EFFECT OF INFLATION

Management believes that during the three months ended December 31, 1998 the effect of inflation was not material.

                 ROBOTIC VISION SYSTEMS, INC., AND SUBSIDIARIES


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in the Company's business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including those set forth in "Risk Factors" below, describe factors, among others, that could contribute to or cause such differences. The following "Risk Factors" should be read in conjunction with other risk factors detailed in the Company's most recent registration statement, annual report on Form 10-k and 10-K/A, and other filings with the Securities and Exchange Commission.

RISK FACTORS

FLUCTUATIONS IN THE SEMICONDUCTOR MARKET

The semiconductor industry, which has been subject to significant market fluctuations and periodic downturns in the past, is currently still experiencing weak industry conditions. These weak industry conditions have had an adverse affect on the revenues and earnings of the Company, as well as other semiconductor capital equipment companies. Until semiconductor industry conditions further improve, the Company's revenues and earnings will continue to be adversely affected.

BANK AGREEMENT

In March 1998, the Company entered into a bank financing agreement that contains certain restrictive financial covenants with which the Company has not been in compliance. All instances of noncompliance have been waived by the Company's lending banks through March 19, 1999; however, absent continuation of forebearance, or modification of the bank agreement, the Company will continue to be in noncompliance at the end of the forebearance period.

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


                                  ROBOTIC VISION SYSTEMS, INC.
                                  ----------------------------
                                         Registrant


Dated: February 12, 1999               /s/ PAT V. COSTA
                                  ----------------------------
                                           PAT V. COSTA
                                        President and CEO
                                 (Principal Executive Officer)


Dated: February 12, 1999             /s/ JOHN J. ARCARI
                                 -----------------------------
                                         JOHN J. ARCARI
                                     Chief Financial Officer
                                   (Principal Financial and
                                      Accounting Officer)