Form 10-Q/A
period 1998-12-31
ROBOTIC VISION SYSTEMS INC
filed 1999-04-23
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTER ENDED DECEMBER 31, 1998          COMMISSION FILE NUMBER 0-8623

                          ROBOTIC VISION SYSTEMS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               DELAWARE                                  11-2400145
    (STATE OR OTHER JURISDICTION OF                     IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER
 5 SHAWMUT ROAD, CANTON, MASSACHUSETTS                      02021
    (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (781) 821-0830

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [ ] No

Number of shares of Common Stock outstanding as of February 5, 1999  24,887,195

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INTRODUCTORY NOTE

     This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1998, as filed by the Registrant on February 12, 1999, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement").
The Restatement reflects the deferral of a gain recorded in connection with the sale of Aircraft Safety, pending resolution of contingencies. See Note 8 of Notes to Condensed Consolidated Financial Statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      DECEMBER 31,    SEPTEMBER 30,
                                                          1998            1998
                                                      ------------    -------------
                                                      (As restated,
                                                       See Note 8)
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)

ASSETS:
  Current assets:
  Cash and cash equivalents.........................   $   2,653        $   2,421
  Accounts receivable, net..........................      30,537           32,367
  Inventories.......................................      31,333           36,213
  Other current assets..............................       1,467            1,226
                                                       ---------        ---------
          Total current assets......................      65,990           72,227
  Plant and equipment, net..........................      15,265           17,591
  Deferred income taxes.............................       8,820            8,820
  Goodwill..........................................       5,745            5,847
  Other assets......................................      18,090           17,086
                                                       ---------        ---------
          Total assets..............................   $ 113,910        $ 121,571
                                                       =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Notes payable and current portion of long-term
     debt...........................................   $  36,000        $  38,038
  Accounts payable..................................      19,436           21,388
  Accrued expenses..................................      19,636           21,073
  Advance payments received.........................       1,284            1,216
                                                       ---------        ---------
  Total current liabilities.........................      76,356           81,715
  Long-term debt....................................       3,029            3,059
STOCKHOLDERS' EQUITY:
  Common stock, authorized 50,000 shares, $0.01 par
     value; issued and outstanding 24,876 at
     December 31, 1998 and 24,870 at September 30,
     1998...........................................         249              249
  Additional paid-in capital........................     168,493          168,493
  Accumulated deficit...............................    (134,234)        (131,962)
  Cumulative translation adjustment.................          17               17
                                                       ---------        ---------
          Total stockholders' equity................      34,525           36,797
                                                       ---------        ---------
          Total liabilities and stockholders'
             equity.................................   $ 113,910        $ 121,571
                                                       =========        =========

See Notes to Condensed Consolidated Financial Statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                      --------------------------------
                                                       DECEMBER 31,      DECEMBER 31,
                                                           1998              1997
                                                      --------------    --------------
                                                       (As restated,
                                                        See Note 8)
                                                                (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                                  AMOUNTS)
Revenues............................................      $29,405           $53,788
Cost of revenues....................................       16,834            27,745
                                                          -------           -------
  Gross profit......................................       12,571            26,043
Research and development expenses...................        5,590             6,629
Selling, general and administrative expenses........       11,216            14,894
Merger expenses.....................................           --               623
                                                          -------           -------
  Income (loss) from operations.....................       (4,235)            3,897
Gain on sale of product line........................       (2,798)               --
Interest expense, net...............................          835               246
                                                          -------           -------
  Income (loss) before provision for income taxes...       (2,272)            3,651
Provision for income taxes..........................           --               108
                                                          -------           -------
  Net income (loss).................................      $(2,272)          $ 3,543
                                                          =======           =======
Net income (loss) per share:
  Basic.............................................      $ (0.09)          $  0.14
  Diluted...........................................      $ (0.09)          $  0.14
Weighted average shares:
  Basic.............................................       24,876            24,476
  Diluted...........................................       24,876            25,444

See Notes to Condensed Consolidated Financial Statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                      --------------------------------
                                                       DECEMBER 31,      DECEMBER 31,
                                                           1998              1997
                                                      --------------    --------------
                                                       (As restated,
                                                        See Note 8)
                                                                (UNAUDITED)
                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                                  AMOUNTS)
OPERATING ACTIVITIES:
Net income (loss)...................................      $(2,272)          $ 3,543
Adjustments to reconcile net income (loss) to net
  cash from operating activities:
  Gain on sale of product line......................       (2,798)               --
  Depreciation and amortization.....................        2,632             1,660
  Other.............................................           --               (20)
  Changes in assets and liabilities:
     Accounts receivable............................        1,830            (3,120)
     Inventories....................................        4,432            (9,460)
     Other current assets...........................         (241)             (245)
     Other assets...................................       (1,748)           (3,177)
     Accounts payable...............................       (1,952)            1,100
     Accrued expenses...............................       (1,594)            2,323
     Advance contract payments......................           68              (314)
     Other long-term liabilities....................           --              (503)
                                                          -------           -------
Net cash used in operating activities...............       (1,643)           (8,213)
                                                          -------           -------
INVESTING ACTIVITIES:
Additions to plant and equipment....................          (46)           (1,734)
Proceeds from sale of product line..................        4,050                --
                                                          -------           -------
Net cash provided by (used in) investing
  activities........................................        4,004            (1,734)
                                                          -------           -------
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and
  warrants..........................................           --                84
Borrowings (repayments) of bank debt................       (2,025)            5,317
Repayments of long-term debt........................         (104)             (650)
                                                          -------           -------
Net cash provided by (used in) financing
  activities........................................       (2,129)            4,751
                                                          -------           -------
Effect of exchange rate changes on cash and cash
  equivalents.......................................           --                 4
Net increase (decrease) in cash and cash
  equivalents.......................................          232            (5,192)
Cash and cash equivalents -- beginning of period....        2,421             8,811
                                                          -------           -------
Cash and cash equivalents -- end of period..........      $ 2,653           $ 3,619
                                                          -------           -------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.......................................      $   835           $   283
Income taxes paid...................................      $    --           $    --

See Notes to Condensed Consolidated Financial Statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The Condensed Consolidated Balance Sheet of Robotic Vision Systems, Inc. and Subsidiaries (The "Company") as of December 31, 1998, the Condensed Consolidated Statements of Operations for the three month periods ended December 31, 1998 and 1997 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended December 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

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

2.  INVENTORIES

     Inventories at December 31, 1998 and September 30, 1998 consisted of the following;

                                              DECEMBER 31,    SEPTEMBER 30,
                                                  1998            1998
                                              ------------    -------------
                                                     (IN THOUSANDS)
Raw Materials...............................    $15,498          $17,124
Work-in-Process.............................      7,532           10,429
Finished Goods..............................      8,303            8,660
                                                -------          -------
          Total.............................    $31,333          $36,213
                                                =======          =======

3.  NOTES PAYABLE

     The Company has a revolving credit agreement with three domestic banks which is collateralized by substantially all of the domestic tangible and intangible assets of the Company. The agreement has a term which expires in March 2000 and borrowings under the agreement currently bear interest at the prime rate plus two percent. At December 31, 1998, the Company had borrowings of $35,475,000 outstanding which reflect the maximum commitment under the agreement. The agreement contains certain financial covenants, including minimum levels of profitability, liquidity and net worth, with which the Company has not been in compliance. Under an amendment executed in March 1999, the Company's banks had agreed to forebear their right to exercise any remedies under this agreement through April 23, 1999. Accordingly, the borrowings under the agreement at December 31, 1998 and September 30, 1998 have been classified as current. On April 22, 1999, the Company renegotiated the terms of its credit agreement with its three banks. The new agreement sets the facility at $35.4 million and establishes new covenants for the balance of the term of the agreement, March 18, 2000.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4. SALE OF PRODUCT LINE

   In December 1998, the Company sold its Aircraft Safety product line ("Aircraft Safety") to a subsidiary of B.F. Goodrich ("Goodrich") for $4,500,000, consisting of $4,050,000 in cash paid on closing and $450,000 payable upon the resolution of two items as noted in the next paragraph. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction. The transaction resulted in an initial gain of $2,798,000.

   During the second quarter of fiscal 1999, the contingency relating to a portion of the employee retention ($250,000) was resolved and in the third quarter of fiscal 1999, the remaining contingency relating to employee retention was resolved ($125,000). These amounts will be recorded as additional gain in those quarters. At April 20, 1999, the contract novation had not been completed.

5. NET INCOME (LOSS) PER SHARE

   Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options would be anti-dilutive. For the three months ended December 31, 1997, the assumed number of potential common shares was 968,000. For the three months ended December 31, 1998, any such potential common shares were anti-dilutive due to the loss for the period.

6. COMPREHENSIVE INCOME (LOSS)

   Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Currently, in addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the periods ended December 31, 1998 and 1997, the components of comprehensive income (loss) included net income (loss) of $(2,272,000) and $3,543,000, respectively, foreign currency translation adjustment of $0 and $(20,000), respectively, for total comprehensive income
(loss) of $(2,272,000) and $3,790,000, respectively.

7. EQUITY FINANCING

   In February 1999, the Company completed an equity-based financing with a group of institutional investors. Net proceeds from the financing were $10.0 million. The financing was in the form of prepaid and incentive common stock purchase warrants. Proceeds from the financing are to be used for working capital requirements.

8. RESTATEMENT

   Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three months ended December 31, 1998, the Company's Management determined that $450,000 of the gain recorded in connection with the sale of Aircraft Safety should have been deferred pending receipt of the proceeds upon resolution of contingencies relating to the retention of certain employees by Goodrich ($375,000) and the novation of a certain government contract held by Aircraft Safety to Goodrich ($75,000). As a result, the unaudited condensed consolidated financial statements for the three months ended December 31, 1998 have been restated for amounts previously reported. This change had no effect on the loss from operations of $4,235,000 for the three months ended December 31, 1998.

   A summary of the significant effects of the restatement is as follows:

                                                            1998
                                                        ------------
                                                  As
                                                  Previously     As
                                                  Reported       Restated
                                                  ----------     ----------
AT DECEMBER 31,
Accrued expenses                                  $  19,186      $  19,636
Accumulated deficit                                (133,784)      (134,234)

FOR THE THREE MONTHS ENDED DECEMBER 31,
Gain on sale of product line                         (3,248)         (2,798)
Net income (loss)                                    (1,822)         (2,272)

Net loss per share -- Basic                          ($0.07)         ($0.09)
Net loss per share -- Diluted                        ($0.07)         ($0.09)

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
THREE MONTHS ENDED DECEMBER 31, 1997

Results of Operations

     The Company's unaudited condensed consolidated financial statements for the three months ended December 31, 1998 are restated. Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three months ended December 31, 1998, the Company's Management determined that $450,000 of the gain recorded in connection with the sale of Aircraft Safety should have been deferred pending receipt of the proceeds upon resolution of contingencies relating to the retention of certain employees by Goodrich ($375,000) and the novation of a certain government contract held by Aircraft Safety to Goodrich ($75,000). As a result, the unaudited condensed consolidated financial statements for the three months ended December 31, 1998 have been restated from amounts previously reported. This change had no effect on the loss from operations of $4,235,000 for the three months ended December 31, 1998.

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

     Revenues of $29.4 million in the three months ended December 31, 1998 were 3.5% higher than the fourth quarter of fiscal 1998 revenues of $28.4 million. Although revenues for Semiconductor Equipment Group were down slightly from the fourth quarter of fiscal 1998, the Company had a 40% increase in orders for these products over the preceding quarter. Revenues for the Company's Acuity CiMatrix division were up approximately 15% sequentially, primarily as a result of demand for its 1-D tunnel applications for postal service and material handling applications. In addition, the Company began delivering its new machine vision platform, Visionscape, during the three months ended December 31, 1998. Overall, the Company's orders were 30% higher than the fourth quarter of fiscal 1998 and were approximately 110% of revenues in the three months ended December 31, 1998.

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

     In December 1998, the Company sold its Aircraft Safety product line to a subsidiary of B.F. Goodrich for $4.5 million in cash, consisting of $4.05 million in cash paid at closing and $0.45 million paid upon resolution of two items. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction, resulting in an initial gain of $2.8 million. Proceeds from the sale were used for working capital requirements and to repay $2.0 million of outstanding bank debt.

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

     Excluding the $2.8 million gain from the sale of the Company's Aircraft Safety product line, the net loss for the three months ended December 31, 1998 was $5.1 million, or $0.20 per share, compared to net income of $3.5 million, or $0.14 per share, for the three months ended December 31, 1997. Including the $2.8 million gain, the total net loss for the three months ended December 31, 1998 was $2.3 million, or $0.09 per share.

Liquidity and Capital Resources

     The Company's cash balance increased $0.2 million, to $2.7 million, in the three months ended December 31, 1998, as a result of $1.6 million of net cash used in operating activities, $0.1 million of net cash used for additions to plant and equipment, $4.0 million of net cash provided by the sale of a product line and $2.1 million of net cash used in financing activities.

     The $1.6 million of net cash used in operating activities was primarily a result of the operating loss for the quarter, after non-cash depreciation and amortization charges. Although revenues were up sequentially, accounts receivable declined $1.8 million in the three months ended December 31, 1998 as a result of the Company's continued focus on asset management. Inventories were reduced a further $4.4 million in the three months ended December 31, 1998 as the Company continued to consume short-term excess levels, particularly in its Semiconductor Equipment Group.

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

     The reductions in accounts payable and accrued expenses, combined, of $3.5 million largely reflects the continued low level of inventory purchases in the current fiscal period, as well as cash payments of $1.1 million for severance charges recorded in fiscal 1998.

     At December 31, 1998, the Company had borrowings of $35.5 million outstanding under its revolving credit agreement with its domestic banks, compared to $37.5 million in borrowings outstanding at September 30, 1998. The Company is currently not in compliance with the financial covenants under the agreement. Under an amendment executed in March 1999, the Company's banks have agreed to forebear their right to exercise any remedies under this agreement until April 23, 1999. The Company is currently working with its banks to modify the revolving credit agreement and establish new financial covenants.

     In February 1999, the Company completed an equity-based financing with a group of institutional investors. Net proceeds from the financing were $10.0 million. The financing was in the form of prepaid and incentive common stock purchase warrants. Proceeds from the financing are to be used for working capital requirements.

     Management believes that through a combination of proceeds from this equity financing, obtaining additional external capital and cash flow from operations, the Company will have sufficient liquidity through at least September 30, 1999 to fund its cash requirements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents and trade receivables. The Company places its cash equivalents with high quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. The Company's trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are mostly from major corporations, distributors or are supported by letters of credit. The Company maintains reserves for potential credit losses and such losses have been immaterial.

     The fair value of the Company's notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value.

     We are exposed to the impact of fluctuation in interest rates, primarily through our borrowing activities. Our policy has been to use U.S. dollar denominated borrowings to fund our working capital requirements. The interest rate on our current borrowings fluctuate with current market rates. The extent of risk associated with an increase in the interest rate on our borrowings is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. At December 31, 1998, we had bank borrowings outstanding of $35.3 million and a long-term note payable of $2.25 million which have a variable interest rate. Using a yield to maturity analysis and assuming an increase in the interest rate on these borrowings of 78 basis points (10% fluctuation in the rate), interest rate variability on these borrowings would not have a material effect on our financial results.

     We are also exposed to the impact of foreign currency fluctuations. During fiscal 1998, most local currencies of our international subsidiaries weakened against the U.S. dollar. Since we translate foreign currencies into U.S. dollars for reporting purposes, these weakened currencies had a negative, though immaterial, impact on our results. We also believe that our exposure to currency exchange fluctuation risk is insignificant because our international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During fiscal 1998, we did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.


PART II.  OTHER INFORMATION

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ROBOTIC VISION SYSTEMS, INC.
                                          --------------------------------------
                                          Registrant

                                                   /s/ PAT V. COSTA
                                          --------------------------------------
                                                       Pat V. Costa
                                                    President and CEO
Dated: April 22, 1999                         (Principal Executive Officer)

                                                  /s/ FRANK D. EDWARDS
                                          --------------------------------------
                                                    Frank D. Edwards
                                                 Chief Financial Officer
                                                 (Principal Financial and
Dated: April 22, 1999                             Accounting Officer)