Form 10-Q
period 1999-03-31
ROBOTIC VISION SYSTEMS INC
filed 1999-05-17
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999          Commission File Number 0-8623
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


5 SHAWMUT ROAD,  CANTON,  MASSACHUSETTS                         02021
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)


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




                                          Yes X     No


Number of shares of Common Stock outstanding
as of May 10, 1999                                                  26,202,461



                                                                No of Pages 14

       PART 1. FINANCIAL INFORMATION
       ITEM 1. Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                                               March 31,                September 30,
                                                                                  1999                   1998
                                                                             ---------------        ----------------
                                                                                (In thousands, except per share data)

       ASSETS:
         Current assets:

           Cash and cash equivalents                                                $ 2,779                 $ 2,421

           Accounts receivable, net                                                  32,611                  32,367

           Inventories                                                               31,464                  36,213

           Other current assets                                                       1,367                   1,226
                                                                             ---------------        ----------------
            Total current assets                                                     68,221                  72,227

         Plant and equipment, net                                                    14,084                  17,591

         Deferred income taxes                                                        8,820                   8,820

         Goodwill                                                                     5,538                   5,847

         Software development costs, net                                             13,303                  11,812

         Other assets                                                                 5,193                   5,274
                                                                             ---------------        ----------------
       Total assets                                                               $ 115,159               $ 121,571
                                                                             ---------------        ----------------
                                                                             ---------------        ----------------

       LIABILITIES, PREPAID WARRANTS AND STOCKHOLDERS' EQUITY

       Current liabilities:

           Notes payable and current portion of

             long-term debt                                                        $ 35,894                $ 38,038

           Accounts payable                                                          18,675                  21,388

           Accrued expenses                                                          17,534                  22,289
                                                                             ---------------        ----------------
            Total current liabilities                                                72,103                  81,715

         Long-term debt                                                               2,945                   3,059
                                                                             ---------------        ----------------
            Total liabilities                                                        75,048                  84,774

         Prepaid warrants                                                             8,643                       -

         Stockholders' equity:
           Common stock, authorized 50,000 shares,
             $0.01 par value; issued and outstanding
             24,902 at March 31, 1999 and 24,870 at
             September 30, 1998                                                         249                     249

           Additional paid-in capital                                               169,625                 168,493

           Accumulated deficit                                                     (138,423)               (131,962)

          Cumulative translation adjustment                                              17                      17
                                                                             ---------------        ----------------
            Total stockholders' equity                                               31,468                  36,797
                                                                             ---------------        ----------------

       Total liabilities, prepaid warrants and stockholders' equity               $ 115,159               $ 121,571
                                                                             ---------------        ----------------
                                                                             ---------------        ----------------

            See Notes to Condensed Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED RESULTS OF OPERATIONS


                                                  Three Months Ended           Six Months Ended
                                                  March 31,    March 31,    March 31,   March 31,
                                                     1999        1998          1999        1998
                                                -----------   ----------   ----------   ---------
                                                                    (Unaudited)
                                                    (In thousands, except per share amounts)

Revenues                                         $  27,294    $  47,727    $  56,699    $ 101,515

Cost of revenues                                    15,433       26,686       32,267       54,431
                                                 ---------    ---------    ---------    ---------
  Gross profit                                      11,861       21,041       24,432       47,084

Research and development expenses                    4,882        7,390       10,472       14,019

Selling, general and administrative expenses        10,654       15,657       21,870       30,551

Merger expenses                                       --           --           --            623

Non-recurring charges                                 --          3,184         --          3,184

                                                 ---------    ---------    ---------    ---------
  Loss from operations                              (3,675)      (5,190)      (7,910)      (1,293)

Gain on sale of product line                          (250)        --         (3,048)        --

Interest expense, net                                  687          482        1,522          728
                                                 ---------    ---------    ---------    ---------
  Loss before provision for income taxes            (4,112)      (5,672)      (6,384)      (2,021)

Provision for income taxes                            --           --           --            108
                                                 ---------    ---------    ---------    ---------
  Net loss                                          (4,112)      (5,672)      (6,384)      (2,129)

Premium on prepaid warrant                              77                        77
                                                 ---------    ---------    ---------    ---------
  Net loss attributable to common shareholders   $  (4,189)   $  (5,672)   $  (6,461)   $  (2,129)
                                                 ---------    ---------    ---------    ---------
                                                 ---------    ---------    ---------    ---------

Net loss per share:

    Basic                                        $   (0.17)   $   (0.23)   $   (0.26)   $   (0.09)

    Diluted                                      $   (0.17)   $   (0.23)   $   (0.26)   $   (0.09)

Weighted average shares:

    Basic                                           24,885       24,517       24,881       24,497

    Diluted                                         24,885       24,517       24,881       24,497


            See Notes to Condensed Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                   March 31,               March 31,
                                                                                     1999                   1998
                                                                                ---------------        ----------------
                                                                                 (Unaudited)
       OPERATING ACTIVITIES:                                                    (In thousands)

       Net loss                                                                    $ (6,461)               $ (2,129)

       Adjustments to reconcile net loss to net cash from operating activities:

          Gain on sale of product line                                               (3,048)                      -

          Depreciation and amortization                                               5,277                   3,554

          Changes in assets and liabilities:

            Accounts receivable                                                        (244)                    959

            Inventories                                                               4,301                 (17,255)

            Other current assets                                                       (141)                   (933)

            Capitalized software development costs and other assets                  (2,864)                 (4,980)

            Accounts payable                                                         (2,713)                  6,451

            Accrued expenses                                                         (4,912)                  1,917

           Other long-term liabilities                                                    -                    (407)
                                                                             ---------------        ----------------
       Net cash used in operating activities                                        (10,805)                (12,823)
                                                                             ---------------        ----------------
       INVESTING ACTIVITIES:
       Additions to plant and equipment                                                (593)                 (5,887)

       Proceeds from sale of product line                                             4,300                       -
                                                                             ---------------        ----------------

       Net cash provided by (used in) investing activities                            3,707                  (5,887)
                                                                             ---------------        ----------------
       FINANCING ACTIVITIES:

       Proceeds from the exercise of stock options and
          warrants                                                                       12                     276

       Proceeds from issuance of prepaid and incentive warrants                      11,000                       -

       Expenses of issuing prepaid and incentive warrants                            (1,237)                      -

       Borrowings (repayments) of bank debt                                          (2,112)                 15,978

       Proceeds from long-term debt                                                       -                     259

       Repayments of long-term debt                                                    (207)                 (1,019)

                                                                             ---------------        ----------------
       Net cash provided by financing activities                                      7,456                  15,494
                                                                             ---------------        ----------------

       Effect of exchange rate changes on cash and cash
         equivalents                                                                      -                      11

       Net increase (decrease) in cash and cash equivalents                             358                  (3,205)

       Cash and cash equivalents - beginning of period                                2,421                   8,811

                                                                             ---------------        ----------------
       Cash and cash equivalents - end of period                                    $ 2,779                 $ 5,606
                                                                             ---------------        ----------------

       SUPPLEMENTAL CASH FLOW INFORMATION:

       Interest paid                                                                  $ 822                   $ 794

       Income taxes paid                                                              $   -                   $ 240


             See Notes to Condensed Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS The Condensed Consolidated Balance Sheet of Robotic Vision Systems, Inc. and Subsidiaries (the "Company") as of March 31, 1999, the Condensed Consolidated Statements of Operations for the three month and six month periods ended March 31, 1999 and 1998 and the Condensed Consolidated Statements of Cash Flows for the and six month periods ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K and Form 10-K/A for the year ended September 30, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES
Inventories at March 31, 1999 and September 30, 1998 consisted of the following;

                                     MARCH 31, 1999   SEPTEMBER 30, 1998
                                               (In thousands)
Raw materials                          $14,814          $17,124
                                        -------          -------
Work-in-process                          6,702           10,429
Finished goods                           9,948            8,660
                                       -------          -------
         Total                         $31,464          $36,213
                                       -------          -------
                                       -------          -------

3. NOTES PAYABLE: The Company has a revolving credit agreement with three domestic banks which is collateralized by substantially all of the domestic tangible and intangible assets of the Company. The agreement has a term which expires in March 2000 and borrowings under the agreement currently bear interest at the prime rate plus two percent. At March 31, 1999, the Company had borrowings of $35,388,000 outstanding which reflect the maximum commitment under the agreement. Subsequent to March 31, 1999, the Company amended the credit agreement with its banks to waive compliance with certain fincial covenants through March 31, 1999 and establish new financial covenants for the balance of the term of the agreement. The amended agreement contains certain financial covenants, including minimum levels of profitability, liquidity and net worth and maximum capital expenditures. In conjunction with the amendment to the credit agreement, the Company issued warrants to its lending banks totaling 750,000 shares, at an exercise price of $4.02 per share, of which 250,000 shares are immediately exercisable. All, or a portion, of the remaining 500,000 shares are only exercisable if the lending banks extend the credit agreement beyond the original maturity date for a pre-determined period.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. SALE OF PRODUCT LINE
    In December 1998, the Company sold its Aircraft Safety product line ("Aircraft Safety") to a subsidiary of B.F. Goodrich ("Goodrich") for $4,500,000, consisting of $4,050,000 in cash paid on closing and $450,000 payable upon the resolution of two items as noted in the next paragraph. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction. The transaction resulted in an initial gain of $2,798,000 in the first quarter of fiscal 1999 and an additional gain of $250,000 in the second quarter of fiscal 1999.

    In the third quarter of fiscal 1999, the remaining contingency relating to employee retention ($125,000) was resolved and will be recorded as additional gain in that quarter. As of May 17, 1999, the contingency ($75,000) related to the novation of a certain government contract held by Aircraft Safety to Goodrich had not been completed. Any additional gain will be recognized upon resolution of this contingency.

5. NET INCOME (LOSS) PER SHARE
    Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options would be anti-dilutive.

    For the three months and six months ended March 31, 1999 and 1998, any such potential common shares related to the Company's outstanding stock options and warrants were anti-dilutive due to the net loss in the periods. At March 31, 1999, the Company had 3,233,000 shares of unexercised stock options, 1,573,000 shares of unexercised warrants as well as $11.000,000 in stated value of prepaid warrants for an indeterminate number of shares.

6. COMPREHENSIVE INCOME (LOSS)     Effective October 1, 1998, the Company
adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Currently, in addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the three month ended March 31, 1999 and 1998, the components of comprehensive income (loss) included net loss attributable to common shareholders of $(4,189,000) and $(5,672,000), respectively, foreign currency translation adjustment of $0 and $9,000, respectively, for total comprehensive loss of $(4,189,000) and $(5,663,000), respectively. For the six months ended March 31, 1999 and 1998, the components of comprehensive income (loss) included net loss of $(6,461,000) and $(2,129,000), respectively, foreign currency translation adjustment of $0 and $(11,000), respectively, for total comprehensive loss of $(6,461,000) and $(2,140,000), respectively.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. PREPAID AND INCENTIVE WARRANTS    On February 23, 1999, the Company
completed a private placement of its equity securities consisting of 5-year prepaid common stock purchase warrants ("prepaid warrants") with a stated value of $11,000,000 and 5-year incentive common stock purchase warrants ("incentive warrants") to purchase 592,307 shares of the Company's common stock upon payment of an exercise price of $4.02 per share. These securities were sold to four institutional investors. At the closing, the Company received gross proceeds of $11,000,000 from the issuance of the prepaid warrants and incentive warrants, and net proceeds of $9,763,000 after placement agent fees and other expenses of the transaction. The Company also issued to the placement agent 5-year incentive warrants to purchase 629,915 shares of common stock at an exercise price of $4.02 per share. The market price of the Company's common stock on the placement closing date was $3.03 per share. As of March 31, 1999, there were issued and outstanding $11,000,000 in stated value of prepaid warrants, plus accrued premimum of $77,000, and a total of 1,222,222 shares of incentive warrants. Proceeds from the transaction were used to meet working capital requirements.

   Each prepaid warrant is exercisable at the lower of $4.02 per share or 95% of the average of the three lowest closing bid prices of the Company's common stock during the 20-day trading period ending on the date of notice of exercise. The prepaid warrants bear an annual premium of 7% per annum, payable in cash or, at the Company's option, in shares of the Company's common stock, and are initially exercisable, to the extent of 25% of the total number of shares issuable, commencing on the 180th day (August 19, 1999) following their issuance, increasing by increments of 25% every 90 days thereafter so that after the passage of 450 days following the date of original issuance, the prepaid warrants will have become fully exercisable. The incentive warrants are exercisable at any time during their 5-year term.

   The prepaid warrants are subject to call at the Company's option if both, during the 20-day trading day period immediately preceding the date of the Company's notice of redemption the average closing bid price, and on the date of the Company's notice of redemption the closing bid price, of the Company's common stock is less than $4.02 per share, subject to anti-dilution adjustment, at a cash price equal to 120% of the exercise amount of the prepaid warrants, inclusive of earned premium, called for redemption. Such call right may be exercised by the Company up to four times during the term of the prepaid warrants. The prepaid warrants are also subject to redemption by the Company, at the Company's option, if their exercise price falls below $2.50 per share.

  The incentive warrants have been included in stockholders' equity in the amount of $1,120,000, which reflects their estimated fair value. The prepaid warrants have been recorded at $8,643,000, which reflects the amount of the net proceeds received for the issuance of the prepaid warrants and incentive warrants, less the value assigned to the incentive warrants. The premium of 7% on the prepaid warrant is included in the net loss attributable to all common stockholders.

8. PRIVATE PLACEMENT SALE OF COMMON STOCK AND INCENTIVE WARRANTS - SUBSEQUENT EVENT

  In April, 1999, the Company sold 1,309,850 shares of its common stock at $2.25 per share, in a private placement with a U.S. corporation. Net proceeds were approximately $2,900,000, after expenses. In conjunction with the sale of common stock, the Company issued 5-year incentive warrants for 327,462 shares of the Company's common stock at an exercise price of $4.02 per share. The incentive warrants are exercisable, beginning 18 months after closing, at any time during their 5-year term. Proceeds from the sale of common stock will be used to meet working capital requirements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

Revenues were $27.3 million in the three months ended March 31, 1999 compared to $47.7 million in the three months ended March 31, 1998, a decline of 43%. The lower revenues year-to-year largely reflect the effect of the severe semiconductor industry downturn which began in early calender 1998. In the three months ended March 31, 1999, revenues for the Company's Semiconductor Equipment Group were approximately half the level of the year earlier period. Revenues for the Company's Acuity CiMatrix division for 1-D and 2-D barcode reading and machine vision products were also down 16% from the year earlier period. The year-to-year decline in revenues for the Company's Acuity CiMatrix division was almost entirely a result of lower revenues from European customers. In the three months ended March 31, 1999, revenues for the Company's Semiconductor Equipment Group represented 61% of total revenues, compared to 73% of total revenues in the three months ended March 31, 1998.

For the six months ended March 31, 1999, revenues were $56.7 million compared to $101.5 million in the six months ended March 31, 1998, a decline of 44%. Revenues for the Company's Semiconductor Equipment Group were down 55% and revenues for the Company's Acuity CiMatrix division were down 13% from the year earlier periods.

On a sequential basis, revenues of $27.3 million in the three months ended March 31, 1999 were $2.1 million lower than revenues of $29.4 million in the three months ended December 31, 1998. A significant level of orders were received at the end of March that the Company was unable to ship against until April, due to a combination of the timing of the orders received and lack of all the necessary inventory required to satisfy the customer order.

The gross profit margin was 43.5% of revenues in the three months ended March 31, 1999 compared to 44.1% of revenues in the three months ended March 31, 1998. The gross profit margin, as a percentage of revenues, for the Company's Semiconductor Equipment Group was approximately the same, while the gross profit margin, as a percentage of revenues for the Company's Acuity CiMatrix division was down slightly year-to-year.

For the six months ended March 31, 1999, the gross profit margin was 43.1% of revenues compared to 46.4% of revenues in the six months ended March 31, 1998. The lower gross margin largely reflects proportionately higher fixed manufacturing and support costs on the substantially lower level of revenues.

Research and development expenses were $4.9 million, or 17.9% of revenues, in the three months ended March 31, 1999, compared to $7.4 million, or 15.5% of revenues, in the three months ended March 31, 1998. The lower level of expenses reflects the combination of workforce reductions and other expense reductions implemented by the Company over the past twelve months. The Company is continuing to invest significant resources into new product development in both its Semiconductor Equipment Group and it Acuity CiMatrix division. New product development efforts include expansion of the Company's new machine

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


vision platform, Visionscape, on-going development on the recently announced MXi hand-held imager for reading digital 2-D barcodes, as well as next generation semiconductor inspection and component handling equipment. In the three months ended March 31, 1999, the Company capitalized $1.2 million in software development costs under Statement of Financial Accounting Standards No. 86., compared to $2.1 million in the three months ended March 31, 1998.

Research and development expenses were $10.5 million, or 18.4% of revenues, in the six months ended March 31, 1999 compared to $14.0 million, or 13.8% of revenues, in the three months ended March 31, 1998. Capitalized software development costs in the six months ended March 31,1999 were $2.7 million compared to $3.8 million in the six months ended March 31, 1998.

Selling, general and administrative expenses were $10.7 million, or 39.0% of revenues, in the three months ended March 31, 1999, compared to $15.7 million, or 32.8% of revenues, in the three months ended March 31, 1998. The lower level of expenses largely reflects the combination of the cost reduction steps taken by the Company over the past twelve months, together with lower variable selling costs on the lower level of revenues. In addition, the absence of significant litigation costs in the three months ended March 31,1999, compared to the year earlier period, contributed to the decline in of expenses.

Selling, general and administrative expenses were $21.9 million, or 38.6% of revenues, in the six months ended March 31, 1999, compared to $30.6 million, or 30.1% of revenues, in the six months ended March 31, 1998. The year-to-year reduction in expenses reflects the Company's cost reduction steps taken over the past twelve months, lower variable selling costs on lower revenues and the absence of significant litigation costs which were incurred in the six months ended March 31, 1998.

The combination of research and development and selling, general and administrative expenses were $15.5 million in the three months ended March 31, 1999, compared to $16.8 million in the three months ended December 31, 1998, a reduction of $1.3 million in expenses sequentially. The lower level of expenses were achieved through a combination of limited workforce reductions, forced vacation and continued curtailment of discretionary spending.

Net interest expense was $0.7 million in the three months ended March 31, 1999, compared to $0.5 million in the three months ended March 31, 1998. The increase in interest expense primarily reflects the higher level of bank borrowings in the three months ended March 31, 1999.

The Company recorded an additional gain of $0.3 million on the sale of its Aircraft Safety division during the three months ended March 31, 1999, as a result of a contingency relating to employee retention being resolved. The total gain on the sale in the six months ended March 31, 1999 was $3.0 million.

There was no tax provision in the three months ended March 31, 1999 or March 31,1998 due to the loss for the periods.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company reported a net loss of $4.2 million, or $(0.17) per share, for the three months ended March 31, 1999, compared to a net loss of $5.7 million, or $(0.23) per share, for the three months ended March 31, 1998. The net for the three months ended March 31, 1999 included a gain of $0.3 million relating to the sale of the Aircraft Safety. In the three months ended March 31, 1998, the net loss of $5.7 million included non-recurring charges of $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance increased $0.4 million, to $2.8 million, in the six months ended March 31, 1999, as a result of $10.8 million of net cash used in operating activities, $0.6 million of net cash used for additions to plant and equipment, $4.3 million of net cash provided by the sale of a product line and $7.5 million of net cash provided by financing activities.

The $10.8 million of net cash used in operating activities was largely a result of the operating loss for the six month period, after non-cash depreciation and amortization charges, combined with the reduction in accounts payable and accrued expenses. Accounts receivable increased $0.2 million in the six months ended March 31,1999. Inventories declined $4.3 million in the six months ended March 31, 1999, primarily as a result of further inventory reductions in the Company's Semiconductor Equipment Group.

Additions to plant and equipment were $0.6 million in the six months ended March 31, 1999, which were substantially below depreciation charges of $3.6 million in the period.

The reductions in accounts payable and accrued expenses, combined, of $7.6 million in the six months ended March 31, 1999, reflects the combination of lower inventory purchases, cash paid for severance and other non-recurring charges of $1.5 million, as well as a reduction of past due vendor balances.

At March 31, 1999, the Company had borrowings of $35.4 million outstanding under its revolving credit agreement with its domestic banks, compared to $37.5 million in borrowings outstanding at September 30, 1998. Subsequent to March 31, 1999, the Company amended its credit agreement with its banks to waive compliance with certain financial covenants through March 31, 1999 and the establish new financial covenants for the balance of the term of the loan.

In February 1999, the Company completed a private placement of its equity securities consisting of 5-year prepaid warrants with a stated value of $11.0 million and 5-year incentive warrants totaling 1,222,222 shares of the Company's common stock with an exercise price of $4.02 per share. These securities were sold to a group of institutional investors. Net proceeds from the financing were $9.8 million. Proceeds from the private placement were used for working capital requirements (see Note 7). In April 1999, the Company sold 1,309,850 shares of its common stock at $2.25 per share, in a private placement with a U.S. corporation. The Company received $2.9 million in net proceeds on the closing date of the sale. Proceeds from the sale will be used for working capital requirements (see Note 8).

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Management believes that through a combination of cash flow from operations, cash received from the recent sale of common stock, and obtaining additional external capital, the Company will have sufficient liquidity through at least September 30, 1999 to fund its cash requirements.

EFFECT OF INFLATION
Management believes that during the three months ended March 31, 1999 the effect of inflation was not material.

YEAR 2000 STATUS
The Company is aware of the potential for business disruption due to the Year 2000 issue, and has taken steps to assess and address these issues. The Company is addressing Y2K compliance in three major areas: internal operating systems, including sales, purchasing, production, engineering, and finance; products, including installed base and new products; and third parties, vendors. Based on current internal audits, management believes that it has established a Y2K plan which will address these issues. Based on the results of testing to date, it is estimated that about 75% of these are Y2K compliant. All non-compliant systems will be brought into compliance by July 1999, either by upgrades or replacement.

The area of Y2K compliance which poses the greatest risk to the Company is its vendors, because of the Company's lack of control over their products and operations. The Company is currently in the process of surveying all major vendors. We expect this process to be completed by June 1999 and any compliance issues to be addressed by September 1999.

While the Company believes that its Y2K compliance program is on plan for assessing and addressing any Y2K issues, full compliance can not be assured until this effort is complete. In particular, despite the Company's best efforts, it may be unable to establish with certainty the compliance of third party vendors, including those outside the United States. It is possible that the non-compliance of a key vendor could have a material, adverse effect on the Company's operations.

As this program progresses, the Company will be better able to assess its Y2K status in all of the areas outlined above, and focus its efforts on any Y2K issues which become identified. By June 1999, the Company will also develop contingency plans to be put in place in the event that any of our corrective actions fail to fully address the Y2K issues.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in the Company's business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report describe factors and uncertainties, among others, that could contribute to or cause such differences. Readers are specifically referred to the risk factors detailed in the Company's most recent registration statement, annual report on Form 10-K and 10-K/A, and other filings with the Securities and Exchange Commission.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

RISK FACTORS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents and trade receivables. The Company places its cash equivalents with high quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. The Company's trade receivables result primarily from sales to semiconductor manufacturers located in North America , Japan, the Pacific Rim and Europe. Receivables are mostly from major corporations, distributors or are supported by letters of credit. The Company maintains reserves for potential credit losses and such losses have been immaterial.

The fair value of the Company's notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value.

The Company is exposed to the impact of fluctuation in interest rates, primarily through its borrowing activities. The Company's policy has been to use U.S. dollar denominated borrowings to fund our working capital requirements. The interest rate on the Company's borrowings fluctuate with current market rates. The extent of risk associated with an increase in the interest rate on the Company's borrowings is not quantifiable or predictable because of t he variability of future interest rates and the Company's future financing requirements. At March 31, 1999, the Company had bank borrowings outstanding of $35.4 million and a long-term note of $2.3 million which have a variable interest rate. Using a yield to maturity analysis and assuming an increase in the interest rate on these borrowings of 78 basis points (10% fluctuation in the rate), interest rate variability on these borrowings would not have a material effect on the Company's financial results.

The Company is also exposed to the impact of foreign currency fluctuations. During the first six months of fiscal 1999, most local currencies of our international subsidiaries weakened slightly against the U.S. dollar. Since we translate foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on the Company's results. The Company also believes that its exposure to currency exchange fluctuation risk is insignificant because its international subsidiaries sell to customers in their local currencies, and satisfy their financial obligations, almost exclusively, in their local currencies. During the first six months of fiscal 1999, the Company did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES



PART  II.         OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K

         (a)       A report on Form 8-K was filed on February 24, 1999.

         (b)      Exhibit 27 - Financial Data Schedule

                  ROBOTIC VISION SYSTEMS, INC AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ROBOTIC VISION SYSTEMS, INC.
                                            Registrant



Dated:  May 14, 1999                   /s/ PAT V. COSTA
                                     ------------------------------
                                          PAT V. COSTA
                                       President and CEO
                                     (Principal Executive Officer)






Dated:  May 14, 1999                    /s/ FRANK D. EDWARDS
                                     -------------------------------
                                            FRANK D. EDWARDS
                                       Chief Financial Officer
                                    (Principal Financial and Accounting Officer)