Form 10-Q
period 1999-06-30
ROBOTIC VISION SYSTEMS INC
filed 1999-08-16
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999              Commission File Number 0-8623
                                                                    ------



                          ROBOTIC VISION SYSTEMS, INC.

               (Exact name of Registrant as specified in charter)

          DELAWARE                                             11-2400145
(State or other jurisdiction of                               IRS Employer
incorporation or organization)                           Identification Number

5 SHAWMUT ROAD,  CANTON,  MASSACHUSETTS                         02021
---------------------------------------                         -----
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

                                Yes X        No

Number of shares of Common Stock outstanding
as of August 10, 1999                                          27,337,083


                                                                  No of Pages 17

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                              June 30,    September 30,
                                                               1999           1998
                                                             ---------    -------------
ASSETS:
  Current assets:
    Cash and cash equivalents                                $   3,475      $   2,421
    Accounts receivable, net                                    29,796         32,367
    Inventories                                                 31,189         36,213
    Other current assets                                         1,562          1,226
                                                             ---------      ---------
     Total current assets                                       66,022         72,227

  Plant and equipment, net                                      12,974         17,591

  Deferred income taxes                                          8,820          8,820
  Goodwill                                                       5,410          5,847
  Software development costs, net                               13,726         11,812
  Other assets                                                   5,198          5,274
                                                             ---------      ---------
                                                             $ 112,150      $ 121,571
                                                             ---------      ---------
                                                             ---------      ---------

LIABILITIES, PREPAID WARRANTS AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of
      long-term debt                                         $  35,648      $  38,038
    Accounts payable                                            18,814         21,388
    Accrued expenses                                            14,973         22,289
                                                             ---------      ---------
     Total current liabilities                                  69,435         81,715
  Long-term debt                                                 2,932          3,059
                                                             ---------      ---------
     Total liabilities                                          72,367         84,774
  Prepaid warrants                                               8,913           --
  Stockholders' equity:
    Common stock, authorized 75,000 shares at June 30,
     1999 and authorized 50,000 shares at Sept 30, 1998,
     $0.01 par value; issued and outstanding 26,249 at
     June 30, 1999 and 24,870 at September 30, 1998                262            249
    Additional paid in capital                                 172,466        168,493
    Accumulated deficit                                       (141,584)      (131,962)
    Cumulative translation adjustment                             (274)            17
                                                             ---------      ---------
  Stockholders' equity:                                         30,870         36,797
                                                             ---------      ---------
                                                             $ 112,150      $ 121,571
                                                             ---------      ---------
                                                             ---------      ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED RESULTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                    Three Months Ended             Nine Months Ended
                                                   June 30,      June 30,       June 30,       June 30,
                                                    1999           1998           1999           1998
                                                  ---------      ---------      ---------      ---------
                                                                       (Unaudited)

Revenues                                          $  31,260      $  39,090      $  87,959      $ 140,605
Cost of revenues                                     17,017         28,171         49,284         82,602
                                                  ---------      ---------      ---------      ---------
  Gross profit                                       14,243         10,919         38,675         58,003
Research and development expenses                     4,804          7,508         15,276         21,527
Selling, general and administrative expenses         11,235         15,662         33,105         46,213
Merger expenses                                        --             --             --              623
Severance and other charges                             255          2,420            255          5,604
                                                  ---------      ---------      ---------      ---------
  Loss from operations                               (2,051)       (14,671)        (9,961)       (15,964)
Interest expense, net                                 1,047            762          2,569          1,490
Loss (gain) on sales of assets                           63           --           (2,985)          --
                                                  ---------      ---------      ---------      ---------
  Loss before provision for income taxes             (3,161)       (15,433)        (9,545)       (17,454)
Provision for income taxes                             --             --             --              108
                                                  ---------      ---------      ---------      ---------
  Net loss                                           (3,161)       (15,433)        (9,545)       (17,562)
Premium on prepaid warrant                              193                           270
                                                  ---------      ---------      ---------      ---------
 Net loss attributable to common stockholders     $  (3,354)     $ (15,433)     $  (9,815)     $ (17,562)
                                                  ---------      ---------      ---------      ---------
                                                  ---------      ---------      ---------      ---------

Net loss per share:
    Basic                                         $   (0.13)     $   (0.63)     $   (0.39)     $   (0.72)
    Diluted                                       $   (0.13)     $   (0.63)     $   (0.39)     $   (0.72)

Weighted average shares:
    Basic                                            25,837         24,609         25,197         24,534
    Diluted                                          25,837         24,609         25,197         24,534


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                  June 30,
                                                             1999          1998
                                                           --------      --------
                                                                 (In thousands)
OPERATING ACTIVITIES:
  Net loss                                                 $ (9,815)     $(17,562)
  Adjustments to reconcile net income to net cash from
   operating activities:
  Gain on Sale of Assets                                     (2,985)         --
   Depreciation and amortization                              8,003         5,542
   Other                                                                      (14)
   Changes in assets and liabilities:
     Accounts receivable                                      2,571         9,030
     Inventories                                              4,576       (13,488)
     Other current assets                                      (336)         (290)
     Other assets                                               (48)       (1,398)
     Accounts payable                                        (2,574)        4,786
     Accrued expenses                                        (7,473)          439
    Other long-term liabilities                                --            (831)
                                                           --------      --------
  Net cash used in operating activities                      (8,081)      (13,786)
                                                           --------      --------
INVESTING ACTIVITIES:
  Additions to plant and equipment                           (1,511)       (6,707)
  Additions to software development costs                    (4,096)       (5,599)
  Proceeds from sales of assets                               4,759          --
                                                           --------      --------
  Net cash used in investing activities                        (848)      (12,306)
                                                           --------      --------
FINANCING ACTIVITIES:
  Exercise of stock options and warrants                         20           309
  Sale of common stock and warrants, net                     12,518          --
  Borrowings (repayments) of bank debt                       (2,358)       20,178
  Repayments of long-term debt                                 (220)       (1,070)
  Proceeds from long-term borrowings                           --             259
                                                           --------      --------
  Net cash provided by financing activities                   9,960        19,676
                                                           --------      --------
Effect of exchange rate changes on cash                          23          --
                                                           --------      --------
Net increase (decrease) in cash and cash equivalents          1,054        (6,416)
Beginning balance - cash and cash equivalents                 2,421         8,811
                                                           --------      --------
Ending balance - cash and cash equivalents                 $  3,475      $  2,395
                                                           --------      --------
                                                           --------      --------

SUPPLEMENTAL INFORMATION:
  Interest paid                                            $  1,859      $  1,608
  Taxes paid                                                   --             240


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheet of Robotic Vision Systems, Inc. and Subsidiaries (the "Company") as of June 30, 1999, the Consolidated Statements of Operations for the three month and nine month periods ended June 30, 1999 and 1998 and the Consolidated Statements of Cash Flows for the nine month periods ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K and Form 10-K/A for the year ended September 30, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories at June 30, 1999 and September 30, 1998 consisted of the following:


                     JUNE 30, 1999  SEPTEMBER 30, 1998
                     -------------  ------------------
                             (In thousands)

Raw materials           $16,347          $17,124
Work-in-process           6,277           10,429
Finished goods            8,565            8,660
                        -------          -------
         Total          $31,189          $36,213
                        -------          -------
                        -------          -------


3.   NOTES PAYABLE:

     The Company has a revolving credit agreement with three domestic banks which is collateralized by substantially all of the domestic tangible and intangible assets of the Company. The agreement has a term which expires in March 2000 and borrowings under the agreement currently bear interest at the prime rate plus two percent. At June 30, 1999, the Company had borrowings of $35,325,500 outstanding, which reflect the maximum commitment under the agreement. During the third quarter of fiscal 1999, the Company amended the credit agreement with its banks to waive compliance with certain financial covenants through March 31, 1999 and establish new financial covenants for the balance of the term of the agreement. The amended agreement contains certain financial covenants, including minimum levels of profitability, liquidity and net worth and maximum capital expenditures. The Company is in compliance with the new covenants. In conjunction with the amendment to the credit agreement, the Company issued warrants to its lending banks totaling 750,000 shares, at an exercise price of $4.02 per share, of which 250,000 shares are immediately exercisable. All, or a portion, of the remaining 500,000 shares are only exercisable if the lending banks extend the credit agreement beyond the original maturity date for a pre-determined period. Using a Black-Scholes valuation model the Company valued the warrants at approximately $600,000 which will be charged to income pro-rata over the term of the credit agreement with respect to the 250,000 shares immediately exercisable and over the extension, if any, with respect to the remaining 500,000 shares.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   SALE OF PRODUCT LINE

     In December 1998, the Company sold its Aircraft Safety product line ("Aircraft Safety") to a subsidiary of B.F. Goodrich ("Goodrich") for $4,500,000, consisting of $4,050,000 in cash paid on closing and $450,000 payable upon the resolution of certain matters. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction.

     As of June 30, 1999, a contingency of $75,000 related to the novation of a certain government contract had not been completed. Any additional gain will be recognized upon resolution of this contingency.

5.   NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options would be anti-dilutive.

     For the three months and nine months ended June 30, 1999 and 1998, any such potential common shares related to the Company's outstanding stock options and warrants were anti-dilutive due to the net loss in the periods.

     At June 30, 1999, the Company had approximately 3,775,000 shares of unexercised stock options, 2,610,000 shares of unexercised warrants as well as $11,000,000 in stated value of prepaid warrants for an indeterminate number of shares.

6.   COMPREHENSIVE INCOME (LOSS)

     Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Currently, in addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the three months ended June 30, 1999 and 1998, the components of comprehensive income (loss) included net loss of $(3,161,000) and $(15,433,000), respectively, foreign currency translation adjustment of $(291,000) and $25,000, respectively, for total comprehensive loss of $(3,452,000) and $(15,408,000), respectively. For the nine months ended June 30, 1999 and 1998, the components of comprehensive income (loss) included net loss of $(9,545,000) and $(17,562,000), respectively, foreign currency translation adjustment of $(291,000) and $14,000, respectively, for total comprehensive loss of $(9,836,000) and $(17,548,000), respectively.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   PREPAID AND INCENTIVE WARRANTS

     On February 23, 1999, the Company completed a private placement of its equity securities consisting of 5-year prepaid common stock purchase warrants ("prepaid warrants") with a stated value of $11,000,000 and 5-year incentive common stock purchase warrants ("incentive warrants") to purchase 592,307 shares of the Company's common stock upon payment of an exercise price of $4.02 per share. These securities were sold to four institutional investors. At the closing, the Company received gross proceeds of $11,000,000 from the issuance of the prepaid warrants and incentive warrants, and net proceeds of $9,763,000 after placement agent fees and other expenses of the transaction. The Company also issued to the placement agent 5-year incentive warrants to purchase 629,915 shares of common stock at an exercise price of $4.02 per share. The market price of the Company's common stock on the placement closing date was $3.03 per share. As of June 30, 1999, there were issued and outstanding $11,000,000 in stated value of prepaid warrants, plus accrued premium of $270,000, and incentive warrants to purchase a total of 1,222,222 shares of common stock. Proceeds from the transaction were used to meet working capital requirements.

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

     The holders of the prepaid warrants can require that the Company redeem the prepaid warrants in cash in the event of default by the Company under the warrant agreement. An event of default as defined under the warrant agreement includes failure to keep the Company's stock listed on a major exchange, failure to file registration statements and to have such registration statements declared effective, failure to make the shares underlying the warrants available for exercise, merger into another entity where the Company is not the surviving entity, bankruptcy proceedings, and failure to follow other material provisions of the agreement.

     In the event of a default the Company may be required to pay the greater of 105% of the stated value of the prepaid warrants inclusive of accrued but unpaid premium or an amount based on the highest closing bid price of the Company's common stock during the default period.

     The prepaid warrants are subject to call at the Company's option if both, during the 20-day trading day period immediately preceding the date of the Company's notice of redemption the average closing bid price, and on the date of the Company's notice of redemption the closing bid price, of the Company's common stock is less than $4.02 per share, subject to anti-dilution adjustment, at a cash price equal to 120% of the exercise amount of the prepaid warrants, inclusive of earned premium, called for redemption. Such call right may be exercised by the Company up to four times during the term of the prepaid warrants. The prepaid warrants are also subject to redemption by the Company, at the Company's option, if their exercise price falls below $2.50 per share.
The prepaid warrants have been recorded outside of stockholder's equity because the warrant holders can require the Company to redeem the prepaid warrants under certain circumstances outside the Company's control.

     The incentive warrants have been included in stockholders' equity in the amount of $1,120,000, which reflects their estimated fair value. The prepaid warrants have been recorded at $8,643,000, which reflects the amount of the net proceeds received for the issuance of the prepaid warrants and incentive warrants, less the value assigned to the incentive warrants. The premium of $193,000 and $270,000 for the three and nine months ended June 30, 1999, on the prepaid warrant is included in the net loss attributable to all common stockholders. Under accounting literature in effect at the date of issue of the prepaid warrants, the exercise terms of the prepaid warrants were not considered to be a beneficial conversion feature.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Had the accounting requirements of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), which is effective for instruments issued after May 20, 1999, been in effect at the time of issuance of the prepaid warrants, the exercise terms of the prepaid warrants would have been considered a beneficial conversion feature and valued at approximately $1,120,000. This amount would have been recorded as a discount to the amount recorded as prepaid warrants and amortized over the period to initial exerciseability of the prepaid warrants resulting in an increase of approximately $363,000 and $506,000 for the three and nine months ended June 30, 1999 in net loss attributable to common shareholders.

8.   PRIVATE PLACEMENT SALE OF COMMON STOCK AND INCENTIVE WARRANTS

     In April 1999, the Company sold 1,309,850 shares of its common stock at $2.25 per share, in a private placement with a U.S. corporation. In conjunction with the sale of common stock, the Company issued 5-year incentive warrants for 327,462 shares of the Company's common stock at an exercise price of $4.02 per share, subject to anti-dilution adjustments. The incentive warrants are exercisable, beginning 18 months after closing, at any time during their 5-year term. Net proceeds were approximately $2,900,000, after expenses. Proceeds from the sale of common stock was used to meet working capital requirements.

9.   PRIVATE PLACEMENT SALE OF COMMON STOCK AND WARRANTS - SUBSEQUENT EVENT

     In July 1999, the Company sold 1,063,593 shares of its common stock for proceeds of $3,244,000 and warrants to purchase 3,090,909 shares of the Company's common stock at an exercise price of $4.02 per share for proceeds of $4,250,000, in a private placement. Net proceeds were approximately $6,700,000, after expenses. As a consequence of the sale of the Company's common stock, the exercise price for the prepaid and pursuant to antidilutive provisions incentive warrants (see Notes 3, 7 and 8) have been reduced to $3.96 per share. Proceeds from the sale of common stock and warrants will be used to meet working capital requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

RESULTS OF OPERATIONS

Revenues were $31.3 million in the three months ended June 30, 1999 compared to $39.1 million in the three months ended June 30, 1998, a decline of 20.0%. The lower revenues year-to-year largely reflect the effect of the severe semiconductor industry downturn which began in early calender 1998. In the three months ended June 30, 1999, revenues for the Company's Semiconductor Equipment Group were 29.5% less than the year earlier period and represented 64.4% of total revenue compared to 73.0% of total revenues in the three months ended June 30, 1998.

Revenues for the Company's Acuity CiMatrix division for 1-D and 2-D barcode reading and machine vision products increased 5.5% from the same quarter in the prior year. The quarterly increase in revenues for the Company's Acuity CiMatrix division was a result of more machine vision sales.

For the nine months ended June 30, 1999, revenues were approximately $88.0 million compared to $140.6 million for the nine months ended June 30, 1998, a decline of 37.4%. Revenues for the Company's Semiconductor Equipment Group were down 47.7% and revenues for the Company's Acuity CiMatrix division were down 7.9% from the year earlier periods. Semiconductor equipment revenues declined year-to-year because of the same factors that effected the quarterly results. The year-to-year decline in revenues for the Company's Acuity CiMatrix division was almost entirely a result of lower revenues from European customers.

On a sequential basis, revenues of $31.3 million in the three months ended June 30, 1999 were $4.0 million higher than revenues of $27.3 million in the three months ended March 31, 1999. Increased levels of orders and shipments in the Semiconductor Equipment Group accounted for a significant portion of the increase.

The gross profit margin was 45.6% of revenues in the three months ended June 30, 1999 compared to 27.9% of revenues in the three months ended June 30, 1998. This increase was largely as a result of the $4.5 million inventory writedown taken in the third quarter of fiscal 1998. The gross profit margin, as a percentage of revenues, for the Company's Semiconductor Equipment Group increased to 38.6% of revenues in the three months ended June 30, 1999 compared to 21.8% of revenues in the three months ended June 30, 1998. Also, gross profit margin, as a percentage of revenues increased for the Company's Acuity CiMatrix Division to 48.9% compared to 38.2% for the same period in the prior year.

For the nine months ended June 30, 1999, the gross profit margin was 44.0% of revenues compared to 41.3% of revenues in the nine months ended June 30, 1998. This increase was largely as a result of the $4.5 million inventory writedown taken in the third quarter of fiscal 1998.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Research and development expenses were $4.8 million, or 15.4% of revenues, in the three months ended June 30, 1999, compared to $7.5 million, or 19.2% of revenues, in the three months ended June 30, 1998. The lower level of expenses reflects the combination of workforce reductions and other expense reductions implemented by the Company over the past twelve months. The Company is continuing to invest significant resources into new product development in both its Semiconductor Equipment Group and it Acuity CiMatrix division. New product development efforts include expansion of the Company's new machine vision platform, Visionscape, as well as next generation semiconductor inspection and component handling equipment. In the three months ended June 30, 1999, the Company capitalized $1.3 million in software development costs under Statement of Financial Accounting Standards No. 86., compared to $ 1.8 million in the three months ended June 30, 1998.

Research and development expenses were $15.3 million, or 17.4% of revenues, in the nine months ended June 30, 1999 compared to $21.5 million, or 15.3% of revenues, in the nine months ended June 30, 1998. Capitalized software development costs in the nine months ended June 30,1999 were $4.0 million compared to $5.6 million in the nine months ended June 30, 1998.

Selling, general and administrative expenses were $11.2 million, or 35.9% of revenues, in the three months ended June 30, 1999, compared to $15.7 million, or 40.1% of revenues, in the three months ended June 30, 1998. The lower level of expenses largely reflects the combination of the cost reduction steps taken by the Company over the past twelve months and lower variable selling costs on the decreased level of revenues. In addition, the absence of significant litigation costs in the three months ended June 30,1999, compared to the year earlier period, contributed to the decline in of expenses.

Selling, general and administrative expenses were $33.1 million, or 37.6% of revenues, in the nine months ended June 30, 1999, compared to $46.2 million, or 32.9% of revenues, in the nine months ended June 30, 1998. The year-to-year reduction in expenses reflects the Company's cost reduction steps taken over the past twelve months, lower variable selling costs on lower revenues and the absence of significant litigation costs which were incurred in the nine months ended June 30, 1998.

Sequentially, the combination of research and development and selling, general and administrative expenses were $16.0 million in the three months ended June 30, 1999, compared to $15.5 million in the three months ended March 31, 1999, an increase of $0.5 million in expenses. The increased level of expenses were a result of increased variable selling expenses associated with the increased sales and increased travel associated with the increased business.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Severance and other charges were $0.3 million for the three months ended June 30, 1999, compared to $2.4 million in the three months ended June 30, 1998. The current charges relate to reductions in personnel, particularly in Europe. Year-to-date, severance and other charges were $0.3 million for the nine months ended June 30, 1999, compared to $5.6 million in the nine months ended June 30, 1998. The prior years spending relates to the cost reduction steps taken to lower the Company's operating expenses. Amounts remaining from the prior years severance and other charges are shown below:


                                               LIABILITY                                  LIABILITY
                                            ------------------       CASH     ADDITION  --------------
                                            SEPTEMBER 30, 1998  EXPENDITURES  ACCRUAL   JUNE 30, 1999
                                            ------------------  ------------  --------  --------------

Severance payments to employees ...........      $1,384            $1,501      $  305      $  188
Costs for changes in Asia distributors ....         500               145                     355

Costs to consolidate Acuity/Cimatrix ......         215               215        --          --
    Total .................................      $2,099            $1,861      $  305      $  543



Net interest expense was $1.0 million in the three months ended June 30, 1999, compared to $0.8 million in the three months ended June 30, 1998. The increase in interest expense primarily reflects the higher interest rate on borrowings in the three months ended June 30, 1999 as well as amortization of $50,000 of value of prepaid warrants issued to the banks.

The gain on sale of assets in the nine months ended June 30, 1999 primarily relates to the sale of Aircraft Safety.

There was no tax provision in the three months ended June 30, 1999 or June 30, 1998, due to the loss for the periods.

The Company reported a net loss of $3.2 million for the three months ended June 30, 1999, compared to a net loss of $15.4 million, for the three months ended June 30, 1998. The net loss for the three months ended June 30, 1999 included a charge related to severance costs of $0.3 million and a gain of $0.3 million related to the sale of assets. In the three months ended June 30, 1998, the net loss of $15.4 million included severance and other charges of $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance increased $1.1 million, to $3.5 million, in the nine months ended June 30, 1999, as a result of $8.1 million of net cash used in operating activities, $5.6 million of net cash used for additions to plant and equipment and software development costs, $4.8 million of net cash provided by the sale of assets and $10.0 million of net cash provided by financing activities.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

The $8.1 million of net cash used in operating activities was largely a result of the operating loss for the nine month period, after non-cash depreciation and amortization charges, combined with the reduction in accounts payable and accrued expenses. Accounts receivable decreased $2.6 million in the nine months ended June 30,1999. Inventories declined $4.6 million in the nine months ended June 30, 1999, primarily as a result of inventory reductions in the Company's Semiconductor Equipment Group.

Additions to plant and equipment were $1.5 million in the nine months ended June 30, 1999, which were substantially below depreciation charges of $5.4 million in the period. Additions to software capitalization were $4.1 million in the nine months ended June 30, 1999.

The reductions in accounts payable and accrued expenses, combined, of $10.0 million in the nine months ended June 30, 1999, reflects the combination of lower inventory purchases, cash paid for severance and other charges, as well as a reduction of past due vendor balances.

At June 30, 1999, the Company had borrowings of $35.3 million outstanding under its revolving credit agreement with its domestic banks, compared to $37.5 million in borrowings outstanding at September 30, 1998. During the third quarter of fiscal 1999, the Company amended its credit agreement with its banks to waive compliance with certain financial covenants through March 31, 1999 and to establish new financial covenants for the balance of the term of the loan. The Company was in compliance with the new covenants at June 30, 1999.

In February 1999, the Company completed a private placement of its equity securities consisting of 5-year prepaid warrants with a stated value of $11.0 million and 5-year incentive warrants totaling 1,222,222 shares of the Company's common stock with an exercise price of $4.02 per share, subject to anti-dilution adjustment. These securities were sold to a group of institutional investors. Net proceeds from the financing were $9.8 million. Proceeds from the private placement were used for working capital requirements (see Note 7).

In April 1999, the Company sold 1,309,850 shares of its common stock at $2.25 per share, in a private placement with a U.S. corporation. The Company received $2.9 million in net proceeds on the closing date of the sale. Proceeds from the sale were used for working capital requirements (see Note 8).

In July, 1999, the Company sold 1,063,593 shares of its common stock at $3.05 per share and the Company sold warrants for 3,090,909 shares of the Company's common stock at $1.375 per share at an exercise price of $4.02 per share, in a private placement. Net proceeds were approximately $6.7 million. Proceeds from the sale will be used to meet working capital requirements (see Note 9).

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Management believes that through a combination of proceeds from the several 1999 private financings, obtaining additional external capital and existing receivables and inventories and either the renegotiation of our bank credit facility or its replacement with alternative bank financing, we will have sufficient liquidity to fund our cash requirements for at least the next 12 months. We can give no assurance of our ability to either renegotiate or replace our current bank credit facility prior to its expiration in March 2000. Our inability to renegotiate or replace this facility would result in severe constraints upon our then available cash resources, which may affect our ability to acquire raw materials and supplies to satisfy orders for our products, thereby reducing the likelihood that we could sustain our operations at their pre-default levels.

EFFECT OF INFLATION

Management believes that during the three months ended June 30, 1999 the effect of inflation was not material.

YEAR 2000 STATUS

We are aware of the potential for business disruption due to the Year 2000 issue, and have taken steps to assess and address these issues. We are addressing Y2K compliance in three major areas: internal operating systems, including sales, purchasing, production, engineering, and finance; products, including installed base and new products; and third parties, vendors. Based on current internal audits, management believes that it has established a Y2K plan which will address these issues.

In order to assess Y2K compliance in our internal operating systems, we first took an inventory of all such systems and identified those which are critical to our operations. All such systems have been or will be tested for Y2K compliance by April 1999. Based on the results of testing to date, it is estimated that about 80% of these systems are Y2K compliant. All non-compliant systems will be brought into compliance by September 1999, either by upgrades or replacement.

With the exception of one minor product which we purchase from a third party and resell, all of our products currently being shipped, as well as a large part of our installed base, are Y2K compliant. We expect that this non-compliant product will be brought into compliance by September 1999. Customers of that part of our older installed base which is not Y2K compliant will be offered upgrade options, or replacements, which are Y2K compliant.

The area of Y2K compliance which poses the greatest risk to us is our vendors, because of our lack of control over their products and operations. In order to assess their compliance, we are in the process of surveying all major vendors. We completed surveys in June 1999, and any compliance issues will be addressed by September 1999.

Costs associated with our Y2K compliance program are not anticipated to be substantially different than normal, recurring costs, and are not expected to materially affect financial results.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

While we believe that our Y2K compliance program is on plan for assessing and addressing any Y2K issues, full compliance can not be assured until this effort is complete. In particular, despite our best efforts, we may be unable to establish with certainty the compliance of third party vendors, including those outside the United States. It is possible that the non-compliance of a key vendor could interrupt our production schedules and adversely impact our ability to make timely deliveries of our products.

As this program progresses, we will be better able to assess our Y2K status in all of the areas outlined above, and focus our efforts on any Y2K issues which become identified. By June 1999, we have begun to develop contingency plans to be put into place in the event that any of our corrective actions fail to fully address the Y2K issues. We expect to complete contingency plans by September 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the implementation of SFAS No. 133 until fiscal year ending September 30, 2001. Although the Company has not completed it's evaluation of the effects of SFAS 133 yet, the Company believes the adoption of SFAS No. 133 will not have a material effect on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in the Company's business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report describe factors and uncertainties, among others, that could contribute to or cause such differences. Readers are specifically referred to the risk factors detailed in the Company's most recent registration statement on Form S-1 (#333-76927), declared effective on August 7, 1999, annual report on Form 10-K and 10-K/A, and other filings with the Securities and Exchange Commission.

RISK FACTORS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject the Company to concentrations of credit-risk consist principally of cash equivalents and trade receivables. The Company places cash equivalents with high-quality financial institutions, limit the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. The Company's trade receivables result primarily from sales to semiconductors manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are mostly from major corporations, distributors or are supported by letters of credit. The Company maintains reserves for potential credit losses and such losses have been immaterial.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

The Company is exposed to the impact of fluctuation in interest rates, primarily through our borrowing activities. The Company policy has been to use U.S. dollar denominated borrowings to fund working capital requirements. The interest rates on current borrowings fluctuate with current market rates. The extent of risk associated with an increase in the interest rate on our borrowings is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. At June 30, 1999, we had bank borrowings outstanding of $35.3 million and a long-term note payable of $2.9 million which have a variable interest rate. Using a yield to maturity analysis and assuming an increase in the interest rate on these borrowings of 78 basis points (10% fluctuation in the rate), interest rate variability on these borrowings would not have a material effect on our financial results.

The Company is also exposed to the impact of foreign currency fluctuations. During both fiscal 1998 and 1999, most local currencies of our international subsidiaries weakened against the U.S. dollar. Since the Company translates foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on our results. The Company also believes that our exposure to currency exchange fluctuation risk is insignificant because our international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During both fiscal 1998 and 1999, the Company did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

The Company estimates the fair value of our notes payable and long-term liabilities based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value.

PART  II.      OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on June 10, 1999.

(b) At that meeting, all of the current directors were re-elected. The vote was as follows:


                                        For           Withhold Authority

     Pat V. Costa                    22,043,195             778,627
     Frank A. DiPietro               22,056,516             765,306
     Jay M. Haft                     22,058,639             763,183
     Tomas Kohn                      22,058,637             763,185
     Donald J. Kramer                22,058,827             762,995
     Mark J. Lerner                  22,058,949             762,873
     Howard Stern                    22,057,032             764,790
     Robert H. Walker                22,058,817             763,005


                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

(c) At that meeting, the shareholders ratified the issuance of shares pursuant to the February $11,000,0000 private placement. The vote was as follows:


     For                                   10,024,365
     Against                                1,102,276
     Abstain                                  152,287
     Broker Non-Votes                      11,542,894


(d) At that meeting, the shareholders ratified the amendment to the certificate of incorporation to increase the authorized number of shares of common stock from 50 million to 75 million. The vote was as follows:


     For                           21,462,446
     Against                        1,141,929
     Abstain                          217,447
     Broker Non-Votes                    --


(e) At that meeting, the shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal 1999. The vote was as follows:


     For                           22,523,659
     Against                          215,657
     Abstain                           82,506
     Broker Non-Votes                    --


Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibit 27 - Financial Data Schedule

(b)  July 23, 1999; Items 5 and 7

                  ROBOTIC VISION SYSTEMS, INC AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ROBOTIC VISION SYSTEMS, INC.
                                                    Registrant


Dated:  August 13, 1999                        /S/ PAT V. COSTA
                                          ------------------------------
                                                   PAT V. COSTA
                                                 President and CEO
                                           (Principal Executive Officer)



Dated:  August 13, 1999                      /S/ FRANK D. EDWARDS
                                          -------------------------------
                                                 FRANK D. EDWARDS
                                              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)