Form 10-K
period 1999-09-30
ROBOTIC VISION SYSTEMS INC
filed 1999-12-29
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                          Commission File Number 0-8623

                          ROBOTIC VISION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  11-2400145
        (State or Other Jurisdiction                     (I.R.S. Employer
     of Incorporation or Organization)                  Identification No.)

   5 SHAWMUT ROAD, CANTON, MASSACHUSETTS                       02021
  (Address of Principal Executive Offices)                  (Zip Code)

        Registrant's telephone number, including area code (781) 821-0830

Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class                       Name of Each Exchange on Which Registered
                            None                                                 None

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

Yes [ ]  No [ ]

         The number of shares outstanding of the Registrant's common stock is 27,432,330 as of December 23, 1999.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $238,472,667 as of December 23, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                            Location in Form 10-K
               Document                     in which incorporated
               --------                     ---------------------

    Registrant's Proxy Statement                  Part III
    relating to the 2000 Annual
      Meeting of Stockholders

         PART I


ITEM 1.     DESCRIPTION OF BUSINESS

(a)      GENERAL

         We design, manufacture and sell products and systems that do the following:

         - automate the inspection of semiconductors and semiconductor packages

         - provide machine-vision-based scrutiny of a broad range of commercial and industrial products where high volume quality assurance can best be accomplished by computer-based inspection

         - read two-dimensional bar codes of any size or complexity on virtually any surface

         - accurately scan and record bar code labels on packages moving at high speeds

         -        provide specialty lighting for machine vision applications

Collectively, these capabilities give computers the power of sight.

         Our products range from state-of-the-art machine vision systems on a circuit board, which are priced at under $10,000, to $500,000 wafer inspection systems with fully automated output capabilities. Certain of our products are sold by our own sales force; other products are sold either through manufacturers' representatives or to original equipment manufacturers for incorporation into customized systems.

         We operate our business through our Semiconductor Equipment Group principally located in Hauppauge, New York, with additional facilities in Arizona and Wisconsin, and through our Acuity CiMatrix division located in Canton, Massachusetts.

         We were incorporated in New York in 1976 and reincorporated in Delaware in 1977. Our executive offices are located at 5 Shawmut Road, Canton, Massachusetts 02021; our telephone number is (781) 821-0830.


(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         For the purpose of segment reporting, our management considers us to operate in two segments servicing the machine vision industry.


(c)      NARRATIVE DESCRIPTION OF BUSINESS

         (i)      Principal Products and Product Development

         The diversity of our product lines has grown substantially in the past several years, primarily as a result of acquisitions. Our acquisition history is summarized below.

NAME OF ACQUIRED COMPANY           DATE OF ACQUISITION             PRODUCTS
------------------------           -------------------             --------
Acuity Imaging, Inc.               September 1995                  2-D vision systems for diverse markets

International Data Matrix,         October 1995                    Data matrix symbology code readers
         Incorporated

Northeast Robotics, Inc.           May 1996                        Illumination products for machine vision systems

Computer Identics Corporation      August 1996                     Standard barcode products, data collection
                                                                   networks and systems for data collection and
                                                                   material handling markets

Systemation Engineered             October 1996                    Tape-and-reel, and tube and tray based component
Products, Inc.                                                     processing systems for semiconductor and
                                                                   electronics industries

Vanguard Automation, Inc.          December 1997                   Ball grid array and chip scale packaging equipment for
                                                                   semiconductor and connector industries

         A.       Semiconductor Equipment Group

         Our Semiconductor Equipment Group is comprised of our Electronics division, as well as our wholly owned subsidiaries, Systemation Engineered Products ("Systemation") and Vanguard Automation, Inc ("Vanguard").

         The Electronics division supplies inspection equipment to the semiconductor industry. The division's LS, GS and CS Series lead scanning systems offer automated, high-speed, 3-D semiconductor package lead inspection with the added feature of non-contact scanning of the packages in their shipping trays ("in-tray scanning"). The systems use a laser-based, non-contact, 3-D measurement technique to inspect and sort quad flat packs, thin quad flat packs, chip scale packages ("CSP"), ball grid arrays ("BGA") and thin small outline packs in their carrying trays. The system measurements include coplanarity, total package height, true position spread and span, as well as lead angle, width, pitch and gap.

     Systemation offers tape-and-reel component processing systems designed to handle and inspect various types of semiconductor packages. We believe that Systemation's leadership in tape-and-reel component processing and expertise in designing and manufacturing systems that handle components in tubes provides us with the means to further expand the breadth of our product offerings to the semiconductor market. Systemation is also the primary supplier of handling systems to the Electronics division.

     Vanguard is a supplier of equipment used in the manufacture of BGA and CSP components for the semiconductor and connection industries. Customers for Vanguard's proprietary BGA and CSP equipment include over a dozen of the top semiconductor manufacturers in the world.

     The Acuity CiMatrix division designs, manufactures and markets 1-D and 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation. These products are used by a broad range of businesses, including customers in the semiconductor, electronics, automotive, pharmaceutical, consumer products, postal services and material handling industries. The Acuity CiMatrix division also supplies machine vision products to our Semiconductor Equipment Group. In addition, we own the patent to the data matrix code, a 2-D code resembling a scrambled checkerboard. Because of its method of storing data and its small size relative to the 1-D bar code label, the data matrix code can be directly marked on parts and components, greatly enhancing a manufacturer's capability for serialization and traceability.

         Machine vision systems use an image processing computer, software and electronic cameras to perform functions such as measurement, flaw detection and inspection of manufactured products. Our data collection and bar code reading systems use similar functionality to read and collect data from 1-D and 2-D bar codes for purposes such as sortation, manufacturing quality control, traceability and security.

         In September 1998, Acuity CiMatrix introduced Visionscape, the first machine vision product platform on a single PCI board for the Pentium/Windows PC. This product family is designed to meet the needs of both original equipment manufacturers, which incorporate vision products into their systems, as well as for direct use by manufacturers on their factory floor.

     In December 1998, Acuity CiMatrix introduced the MXi, the first hand-held imager for reading digital direct part marks, 1-D barcodes and new, digital 2-D symbologies, such as the Data Matrix code. The MXi is a result of a joint development and marketing arrangement with Polaroid. In November 1999, we acquired Polaroid's interest in the MXi, including all relevant intellectual property rights, for $2.0 million and our agreement to pay Polaroid a 10-year royalty upon net sales of the MXi. Our $2.0 million obligation to Polaroid is evidenced by a five year subordinated note, convertible into shares of our common stock at $8.00 per share if conversion were to occur on or before November 10, 2004 and, thereafter, the higher of $4.25 or the then fair market value per share. We concurrently entered into an agreement with Polaroid calling for its manufacture on our behalf of up to 5,000 MXi units.

         (ii)     Manufacturing

         Each of our production facilities are capable of fabricating and assembling total electronic and electromechanical systems and subsystems. Facilities include assembly and wiring operations that have the ability to produce complex wiring harnesses, as well as intricate electronic subassemblies. We maintain comprehensive test and inspection programs to ensure that all systems meet exacting customer requirements for performance and quality workmanship prior to delivery.

         (iii)    Marketing and Sales

         Our Semiconductor Equipment Group's marketing strategy focuses on cultivating long-term relationships with the leading manufacturers of electronic and semiconductor inspection and quality control equipment. Its marketing efforts rely heavily on direct sales. The selling cycle for products, generally, is between six to nine months from initial customer contact to closure. A lengthier process is often the case in the purchase of an initial unit. Subsequent purchases require less time and often result in multiple orders. Group sales activities in the domestic market are handled by direct sales personnel. The Semiconductor Equipment Group also maintains sales capabilities in both Europe and the Far East through independent sales representatives and distributors, providing access to all major markets for electronic and semiconductor test equipment. Sales and technical support offices are maintained in the Philippines, Singapore and Taiwan.

         The Acuity CiMatrix division markets its products through a combination of direct sales personnel, distributors and system integrators. For sales made through distributors, the Acuity CiMatrix division supports these activities with direct sales management and technical support personnel. The Acuity CiMatrix division maintains sales and technical support offices in various locations in the United States, as well as in the United Kingdom, France and Germany.

         (iv)     Sources of Supply

         To support our internal operations and to extend our overall capacity, we purchases a wide variety of components, assemblies and services from proven outside manufacturers, distributors and service organizations. We have not experienced any significant difficulty in obtaining adequate supplies to perform under our contracts.

         A number of our components and sub-systems are purchased from single sources. We believe that alternative sources of supply could be obtained, if necessary, without major interruption in production. In addition, certain products or sub-systems developed and marketed by the Acuity CiMatrix division are incorporated into the Semiconductor Equipment Group's product offerings.

         (v)      Proprietary Protection

         At September 30, 1999, we owned over 100 issued U.S. patents, with expiration dates ranging from November 1999 to September 2019. We also have various U.S. and foreign registered trademarks.

         We do not believe that our present operations are materially dependent upon the proprietary protection that may be available to us by reason of any one or more of such patents. Moreover, as our patent position has not been tested, with the exception of the litigation referred to elsewhere in this Report, we can give no assurance as to the effectiveness of the protection afforded by our patent rights.

         (vi)     Customers

         No customers accounted for more than 10% of sales during the fiscal year ended September 30, 1999. Intel Corporation accounted for 20% and 23% of our revenues during the fiscal years ended September 30, 1998 and 1997, respectively. No other customer accounted for more than 10% of sales during the fiscal years ended September 30, 1998 and 1997, respectively.

         (vii)    Backlog

         At September 30, 1999 our backlog was $35.3 million as compared to $16.9 million and $43.2 million at September 30, 1998 and September 30, 1997, respectively. We believe that most of our backlog at September 30, 1999 will be delivered in the next 12 months. The change in our backlog in these periods is a reflection of short term business levels and customer lead times. We do not believe that our backlog at any particular time is necessarily indicative of our long-term future business.

         (viii)   Competition

         We believe that machine vision has evolved into a new industry over the past several years, in which a number of machine vision-based firms have developed successful industrial applications for the technology. We are aware that a large number of companies, estimated to be upward of 100 firms, entered the industry in the 1980's and that most of these were small private concerns. Over the last several years the number of competitors has narrowed to less than
25. We believe this is attributable, to a large extent, to consolidation within the industry. Our principal competitor is Accusort in 1-D scanning and Cognex in machine vision, respectively. We believe that we are a significant competitor in the machine vision industry based upon the breadth of our product lines, our customer base and our board array of patents. The pricing of our semiconductor inspection systems is somewhat higher, generally, than that of our competitors, but we do not regard this factor as a significant competitive disadvantage as customers have historically demonstrated their willingness to pay our asking prices to obtain features that are unavailable in our competitors' product offerings.

         (ix)     Research and Development

         Our sponsored research and development efforts over recent years have been largely devoted to continued development of advanced 2-D and 3-D vision technology and applications software for use in various inspection and process control automation systems. Research and development has also included activity related to automatic identification technology development. Research and development expenditures, net of capitalized software development costs, were $20.5 million, $28.1 million and $25.5 million for the years ended September
30, 1999, 1998 and 1997, respectively. In the fiscal years ended September 30, 1999, 1998 and 1997, we capitalized $4.9 million, $7.4 million and $4.8 million, respectively, of our software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

         (x)      Environmental Regulation

         We believe that compliance with federal, state, local and, where applicable, foreign environmental regulations does not have any material effect on our capital expenditures, earnings or competitive position.

         (xi)     Employees

         At September 30, 1999 we employed 685 persons, of whom 324 were engineering and other technical personnel. None of our employees is a member of a labor union.


(d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

         Revenues from unaffiliated customers generated by our European subsidiaries were $10.5 million, $14.6 million and $16.8 million for the years ended September 30, 1999, 1998 and 1997, respectively.

         Total revenues to customers outside the U.S. were $71.5 million, $108.7 million and $115.9 million for the years ended September 30, 1999, 1998 and 1997, respectively.

ITEM 2.     PROPERTIES

         Our executive offices, as well as our Acuity CiMatrix division, are located in a 60,000 square foot facility in Canton, Massachusetts. The Acuity CiMatrix division also maintains a 50,000 square foot engineering facility in Nashua, New Hampshire and its Northeast Robotics operations are located in a 12,000 square foot facility in Weare, New Hampshire. Our Electronics division is located in a 65,000 square foot facility located in Hauppauge, New York. Systemation's operations are located in a 90,000 square foot facility located in New Berlin, Wisconsin and Vanguard's operations are located in a 38,000 square foot facility in Tucson, Arizona.

         We also maintain sales and service offices across the United States to support our various operations. The Acuity CiMatrix division has sales and service offices in the United Kingdom, France and Germany. We maintain sales and service offices in the Philippines, Singapore and Taiwan to support our Semiconductor Equipment group's operations.

         All of our facilities are leased, with lease expiration dates ranging from 2000 to 2014.

ITEM 3.     LEGAL PROCEEDINGS

     We initiated two actions in the United States District Court for the Central District of California against General Scanning, Incorporated, now known as GSI Lumonics, Inc., and its subsidiary View Engineering, Inc., ("View"), alleging infringement by View of a number of our patents relating to View's assembly and distribution of View's own 3-D machine vision products. In June 1998, the Court, in the first of these actions, involving the coplanarity inspection of ball grid array semiconductor package substrates, found infringement by View and granted our request for injunctive relief against View. This ruling has been appealed by View to the United States Appeals Court for the Federal Circuit. The second of these actions, in which we have sought both injunctive relief and monetary damages of not less than $75.0 million, was the subject of a non-jury trial completed in November 1999. The Court's decision is expected sometime during the first half of calendar year 2000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
            MATTERS

         (a)      Market Information

         Our common stock is quoted on The Nasdaq National Market under the symbol ROBV. The following table sets forth the high and low closing prices for our common stock for the periods indicated:

          FISCAL QUARTER ENDED                           HIGH             LOW
          --------------------                           ----             ---
          September 30, 1999                              $5-3/4        $3-5/16
          June 30, 1999                                  3-25/32        1-21/32
          March 31, 1999                                 3-15/16         2-5/16
          December 31, 1998                                4-1/2          2-1/8
          September 30, 1998                               4-7/8              2
          June 30, 1998                                   12-3/4          3-1/2
          March 31, 1998                                  14-3/8             10
          December 31, 1997                               17-1/2         10-1/4

         On December 23, 1999 the closing price of our common stock was $8.94 per share.


         (b)      Holders

         The number of holders of record of our common stock as of December 23, 1999 was approximately 3,427.

         (c)      Dividends

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our bank credit agreement restricts our ability to pay dividends. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations and financial condition.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA


         The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The Balance Sheet Data as of September 30, 1997, 1996 and 1995 and the Statement of Operations Data for each of the two years in the period ended September 30, 1996 and 1995 have been derived from our audited financial statements which are not contained in this Report.
                          Statement of Operations Data:
                    (In thousands, except per share amounts)

                                                Fiscal Year Ended September 30,
                                1999           1998        1997       1996        1995
Revenues..................    $128,230      $169,007     $169,342   $153,975   $145,415
Income (loss)
    before income
    taxes.................    $ (9,258)     $(40,505)    $  1,393   $   (319)  $ 12,092
Provision (benefit)
    for income
    taxes.................    $     --      $     --     $    745   $ (1,154)  $    (56)
Net income (loss).........    $ (9,258)     $(40,505)    $    648   $    835   $ 12,148
Premium on prepaid
    warrant...............    $    463      $     --     $     --   $     --   $     --
Net income (loss)
    attributable to
    common
    stockholders..........    $ (9,721)     $(40,505)    $    648   $    835   $ 12,148
Basic net income
    (loss) per
    share.................    $  (0.38)     $ (1.65)     $   0.03   $   0.04   $   0.65
Diluted net income
    (loss) per share......    $  (0.38)     $ (1.65)     $   0.03   $   0.04   $   0.58


                          Selected Balance Sheet Data:
                                 (In Thousands)

                                                           At September 30,
                                       1999       1998        1997        1996         1995
Current assets...................    $ 77,636   $ 72,227    $110,541    $ 88,370     $71,755
Total assets.....................    $123,201   $121,571    $139,923    $107,471     $83,520
Long term debt and other........     $  2,855   $  3,059    $  6,414    $    492     $ 1,242
Total liabilities................    $ 76,106   $ 84,774    $ 64,346    $ 43,858     $39,171
Prepaid warrants.................    $  9,105         --          --          --          --
Stockholders' equity.............    $ 37,990   $ 36,797    $ 75,577    $ 63,613     $44,349
Working capital (deficit)........    $  4,385   $ (9,488)   $ 55,159    $ 45,751     $34,590

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal Years Ended September 30, 1999 and 1998

         Our revenues were $128.2 million for the fiscal year ended September 30, 1999, compared to $169.0 million for the fiscal year ended September 30, 1998, a decline of 24.1%. The lower revenues year-to-year largely reflect the effect of the severe semiconductor industry downturn which began in early calendar 1998. Revenues for our Semiconductor Equipment Group were down 32.4% and revenues for our Acuity CiMatrix division were down 2.3% from the prior year. Semiconductor equipment revenues declined because of a significant decline in orders, and cancellations of previously placed orders, for semiconductor inspection and handling equipment. The weak semiconductor industry conditions were largely a result of the Asian economic crisis and excess industry capacity. The year-to-year decline in revenues for our Acuity CiMatrix division was almost entirely a result of lower revenues from European customers, which was partially offset by higher revenues from US customers. Revenues in Europe declined mostly because of our shift in focus to products manufactured by us versus products purchased from third parties and resold.

         In the three months ended September 30, 1999 revenues were $40.3 million, compared with revenues of $28.4 and $31.3 million in the three months ended September 30, 1998 and June 30, 1999, respectively. Increased levels of orders and shipments in our Semiconductor Equipment Group accounted for the increase.

         Our gross profit margin, as a percentage of revenues, was 44.2% for the fiscal year ended September 30, 1999, compared to a gross profit margin of 33.1% of revenues for the fiscal year ended September 30, 1998. Our gross profit margin for the fiscal year ended September 30, 1998 was reduced by a provision for excess and obsolete inventories of $16.6 million, or 9.8% of revenues. Exclusive of the inventory provisions, gross profit margin was 42.9% for the fiscal year ended September 30, 1998. The gross profit margin increased in fiscal 1999, as result of a higher mix of sales of Acuity CiMatrix product as a percentage of the total sales for the current year.

         The gross profit margin, as a percentage of revenues, for our Semiconductor Equipment Group increased to 39.3% of revenues in the year ended September 30, 1999 compared to 28.6% of revenues for the year ended 1998. Also, gross profit margin, as a percentage of revenues, increased for our Acuity CiMatrix division to 48.9% compared to 38.2% for the same period in the prior year. The majority of the increase was due to the inventory provisions recorded in fiscal 1998.

         In the third and fourth quarters of fiscal 1998, recorded provisions of $4.5 million and $12.1 million, respectively, for excess and obsolete inventories primarily for our semiconductor inspection and handling equipment. These provisions were necessary to reduce the carrying value of inventories to their appropriate net realizable value and largely reflected reduced demand for older generation products as a result of the severe semiconductor industry downturn. The inventory balances at September 30, 1998, net of inventory provisions, contain older generation products of approximately $4.5 million. Substantially all of the older generation products were sold or disposed of in fiscal 1999. However, there can be no assurance that we will not have to take additional inventory provisions in the future based upon a number of factors including changing business conditions, shortened product life cycles, the introduction of new products, and the effect of new technologies.

         Our research and development expenses were $20.5 million, or 16.0% of revenues, in fiscal 1999, compared to $28.1 million, or 16.6% of revenues, in fiscal 1998. The lower level of expenses reflects the combination of workforce reductions and other expense reductions that we implemented primarily in the latter half of fiscal 1998. We are continuing to invest significant resources into new product development in both our Semiconductor Equipment Group and our Acuity CiMatrix division. New product development efforts include expansion of our new machine vision platform, Visionscape, as well as next generation semiconductor inspection and component handling equipment. During fiscal 1999, we capitalized $4.9 million of software development costs, in accordance with SFAS No. 86, compared to $7.4 million in fiscal 1998.

         Our selling, general and administrative expenses were $44.6 million, or 34.8% of revenues, in fiscal 1999, compared to $58.9 million, or 34.8% of revenues, in fiscal 1998. The lower level of expenses largely reflects the combination of the cost reduction steps taken by us primarily in the latter half of fiscal 1998, lower variable selling costs on the decreased level of revenues and the absence of significant litigation costs which were incurred in the prior year.


         Severance and other charges were $0.3 million for the year ended September 30, 1999, compared to $6.6 million in the prior year. The current charges relate to reductions in personnel, particularly in Europe. The prior year spending relates to the cost reduction steps taken to lower our operating expenses. Amounts remaining from the prior year severance and other charges are shown below:


                                                   LIABILITY                                         LIABILITY
                                               SEPTEMBER 30, 1998         CASH EXPENDITURES      SEPTEMBER 30, 1999
                                               ------------------         -----------------      ------------------
Severance payments to employees                      $1,384                    $ 1,384                   $ --
Costs for changes in Asia distributors                  500                        245                    255
Costs to consolidate Acuity/CiMatrix                    215                        215                     --
                                                     ------                    -------                   ----
            Total                                    $2,099                    $ 1,844                   $255
                                                     ======                    =======                   ====

         The 1999 severance and other charges were paid out in fiscal 1999, no amounts were accrued as of September 30, 1999.

         Net interest expense was $3.6 million in fiscal 1999 compared to $2.3 million in fiscal 1998. The increase in interest expense is a result of the significantly higher level of bank borrowings in fiscal 1998 as well as amortization of $100,000 of value of warrants issued to the banks. Proceeds from bank borrowings during fiscal 1998 were primarily used to fund working capital requirements and results of operations.

         The gain on sale of assets for the year ended September 30, 1999 primarily relates to the sale of our Aircraft Safety Division.

         There was no tax provision in fiscal years 1999 and 1998 as a result of the loss for the periods.

         For fiscal 1999, we had a net loss of $9.7 million, or a loss of $0.38 per share, of which $0.5 million relates to the premiums accrued on our prepaid warrants. In fiscal 1998, we had a net loss of $40.5 million, or a loss of $1.65 per share. The net loss for fiscal 1998 included inventory provisions of $16.6 million and unusual charges of $6.6 million.

Fiscal Years Ended September 30, 1998 and 1997

         Our revenues were $169.0 million for the fiscal year ended September 30, 1998, compared to $169.3 million for the fiscal year ended September 30, 1997. Primarily as a result of a severe downturn in the semiconductor capital equipment industry, our revenues declined from $53.8 million in the first quarter of fiscal 1998 to a low of $28.4 million in the fourth quarter of fiscal 1998. Our semiconductor equipment group's operations were adversely affected by a significant decline in orders, and cancellations of previously placed orders, for semiconductor inspection and handling equipment. The weak semiconductor industry conditions were largely a result of the Asian economic crisis and excess industry capacity. In addition, revenues for our Acuity CiMatrix division declined approximately 10% year-to-year, largely as a result of lower revenues to customers in Asia and Europe.

         Our gross profit margin, as a percentage of revenues, was 33.1% for the fiscal year ended September 30, 1998, compared to a gross profit margin of 44.6% of revenues for the fiscal year ended September 30, 1997. Our gross profit margin for the fiscal year ended September 30, 1998 was reduced by a provision for excess and obsolete inventories of $16.6 million, or 9.8% of revenues. Exclusive of the inventory provisions in fiscal 1998 gross profit margin was 42.9% for the fiscal year ended September 30, 1998 and 45.4% for the fiscal year ended September 30, 1997. The gross profit margin declined sequentially in fiscal 1998 as result of proportionately high fixed manufacturing costs relative to lower shipment levels, as well as the affect of a lower margin product mix.

         During fiscal 1998, we took multiple steps to reduce our expenses and to lower the level of revenues necessary for break-even results of operations. These steps included a 10% workforce reduction in April 1998, a 15% workforce reduction in June 1998 and an additional 16% workforce reduction in September 1998, as well as curtailing discretionary spending and capital expenditures. In June 1998, we combined our Acuity 2-D machine vision operations with our CiMatrix 1-D and 2-D barcode reading and data collection operations.

         Primarily as a result of these steps, we took a total of $6.6 million in charges in fiscal 1998. $3.8 million was recorded for severance payments to approximately 350 terminated employees, all of whom were terminated prior to September 30, 1998. The terminated employees represented all functions across all of our operating divisions. Of the $3.8 million, approximately $2.4 million was paid in cash to employees prior to September 30, 1998. $1.5 million was recorded for costs associated with changing distributors in Asia. The charge was recorded in the quarter ended March 31, 1998. Of this charge, $1.0 million represents the write-off of our investment in our bankrupt Korean distributor. We terminated our business relationship with the distributor after it could no longer meet its commitment to service our existing installed base of customers in Korea nor meet our sales goals. The remaining charge represents termination of the distributor of our product in Japan. The terms of an agreement to end our business relationship with the Japanese distributor were reached at the end of our second fiscal quarter. Under this agreement, we were to repurchase from the distributor certain demonstration equipment used in selling our product and settle outstanding commitments of the distributor. The approximately $0.5 million charge represents our liability under the agreement, net of the realizable value of assets recovered from the Japanese distributor.

         The charges also included a $1.1 million non-cash write-down of previously capitalized software development costs associated with currently inactive products and $0.2 million in costs associated with the consolidation of the Acuity and CiMatrix operations. As a result of these measures, our research and development expenses and selling, general and administrative expenses, combined, were reduced from $23.0 million in the second quarter to $19.3 million in the fourth quarter of fiscal 1998.

         Our research and development expenses were $28.1 million, or 16.6% of revenues, in fiscal 1998, compared to $25.5 million, or 15.0% of revenues, in fiscal 1997. The higher level of research and development expenses reflected our continued investment in new products, including new semiconductor inspection and component handling systems, as well as new visual inspection and data collection products. During fiscal 1998, we capitalized $7.4 million of software development costs, in accordance with SFAS No. 86, compared to $4.8 million in fiscal 1997.

         Our selling, general and administrative expenses were $58.9 million, or 34.8% of revenues, in fiscal 1998, compared to $48.3 million, or 28.5% of revenues, in fiscal 1997. The year-to-year increase in expenses is largely related to personnel additions to our sales and marketing organizations, primarily in the first half of fiscal 1998. In addition, legal costs associated with patent infringement and fraud litigation which we initiated against General Scanning, now known as GSI Lumonics, and its View Engineering subsidiary were $4.5 million in fiscal 1998.

         We incurred merger costs of $0.6 million in the first quarter of fiscal 1998 related to our acquisition of Vanguard Automation.

         Net interest expense was $2.3 million in fiscal 1998 compared to $0.3 million in fiscal 1997. The increase in interest expense is a result of the significantly higher level of bank borrowings in fiscal 1998. Proceeds from bank borrowings during fiscal 1998 were primarily used to fund working capital requirements and results of operations.

         There was no tax provision in fiscal 1998 as a result of the loss for the period. In fiscal 1997, we had a tax provision of $0.7 million relating to minimum federal and state income taxes.

         For fiscal 1998, we had a net loss of $40.5 million, or a loss of $1.65 per share. The net loss for fiscal 1998 included inventory provisions of $16.6 million and unusual charges of $6.6 million. In fiscal 1997, we had net income of $0.6 million, or $0.03 per share.


Liquidity and Capital Resources

         Our cash balance increased $3.9 million, to $6.3 million, in the year ended September 30, 1999, as a result of $9.6 million of net cash used in operating activities, $7.8 million of net cash used for additions to plant and equipment and software development costs offset by $4.2 million of net cash provided by the sale of assets and $16.9 million of net cash provided by financing activities.

         The $9.6 million of net cash used in operating activities was largely a result of the operating loss for the period, after non-cash depreciation and amortization charges, combined with the increase in accounts receivable and reduction in accounts payable and accrued expenses.

         Accounts receivable at September 30, 1999 increased by $5.1 million from $32.4 million at September 30, 1998 to $37.5 million. This increase in accounts receivable largely reflects our lower level of revenues in the fourth quarter of fiscal 1998, as well as our increased revenues in the fourth quarter of fiscal 1999.

         Inventories were $32.6 million at September 30, 1999, compared to $36.2 million at September 30, 1998, a reduction of $3.6 million, as we continued to consume short-term excess levels, particularly in our semiconductor equipment group.

         Additions to plant and equipment were $2.9 million in the year ended September 30, 1999, which were substantially below depreciation charges of $6.9 million in the period. Additions to software development costs were $4.9 million in the year ended September 30, 1999. The additions to plant and equipment were primarily for equipment used in research and development activities, as well as customer support activities. Total depreciation and amortization charges for the year ended September 30, 1999 were $10.8 million compared to $8.8 million in fiscal 1998. This increase was primarily due to increases in depreciation of capital equipment.

         We have classified our net deferred tax asset as a long-term asset as a result of the loss for fiscal 1998 and 1999.

         Accounts payable and accrued expenses were $37.6 million at September 30, 1999, as compared with $43.7 million at September 30, 1998. The reductions in accounts payable and accrued expenses, combined, of $6.1 million in the year ended September 30, 1999, reflects the combination of lower inventory purchases, cash paid for severance and other charges, as well as some reduction of past due vendor balances. As a result of our negative cash flow from operations during fiscal 1998 and 1999, we had a substantial portion of our accounts payable balances which were beyond normal vendor payment terms at September 30, 1999.

         We have a revolving credit agreement with three domestic banks which is collateralized by substantially all of our domestic tangible and intangible assets. Borrowings under the agreement currently bear interest at the prime rate, plus two percent. At September 30, 1999, we had borrowings of $35.3 million outstanding under our revolving credit agreement with our domestic banks, compared to $37.5 million in borrowings outstanding at September 30, 1998. During the third quarter of fiscal 1999, we amended our credit agreement with our banks to waive compliance with certain financial covenants through March 31, 1999 and to establish new financial covenants for the balance of the term of the loan. We were in compliance with the new covenants at September 30, 1999. We must either repay our total bank indebtedness prior to March 17, 2000, negotiate an extension of our bank credit facility or obtain replacement financing. We cannot assure investors that we will be able to do so. In conjunction with the amendment to the credit agreement, we issued warrants to our lending banks covering 750,000 shares, at an exercise price of $4.02 per share, of which 250,000 warrants were immediately exercisable. All, or a portion, of the remaining 500,000 warrants are only exercisable if the lending banks extend the credit agreement beyond the original maturity date for pre-determined periods.

         In February 1999, we completed a private placement of $11.0 million in stated value of prepaid warrants from which we derived net proceeds of approximately $10.0 million.

         In April 1999, we completed a private placement of common stock and warrants to a single corporate investor, from which we derived net proceeds of approximately $2.9 million.

         In July 1999, we completed a private placement of common stock and common stock purchase warrants from which we derived net proceeds of approximately $6.7 million. As a consequence of this transaction, the respective exercise price of our prepaid warrants and our incentive warrants, pursuant to their antidilution provisions, have been each reduced to $3.96 per share.

         We believe that through a combination of proceeds from the several 1999 private financings, obtaining additional external capital and existing receivables and inventories and either the renegotiation of our bank credit facility or its replacement with alternative bank financing, we will have sufficient liquidity to fund our cash requirements for at least the next 12 months. Given the significant upturn in both revenues and bookings experienced by our Semiconductor Equipment Group in the latter months of fiscal 1999 and the continuation of the trend into the first quarter of fiscal 2000 and, we anticipate, for the balance of fiscal 2000, we believe, that our banks will forebear from initiating any default declaration for a reasonable period of time if we are unable to either renegotiate or replace our current bank credit facility prior to its expiration on March 17, 2000 in order to permit us to continue our renegotiation or replacement efforts. However, in the absence of such forebearance and if a default is declared by our banks, it is likely that our cash resources would be severely constrained, which may affect our ability to acquire raw materials and supplies to satisfy orders for our products, thereby reducing the likelihood that we could sustain our operations at their pre-default levels.

Recent Accounting Pronouncements

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities"--"Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the implementation of SFAS No. 133 until our fiscal year ending September 30, 2001. We have not completed our evaluation of the effects of SFAS 133.



Effect of Inflation

         We believe that the effect of inflation has not been material during each of the years ended September 30, 1999, 1998 and 1997, respectively.

Year 2000 Status

         We are aware of the potential for business disruption due to the Year 2000 ("Y2K") issue, and have taken steps to assess and address these issues. We are addressing Y2K compliance in three major areas: internal operating systems, including sales, purchasing, production, engineering, and finance; products, including installed base and new products; and third parties, vendors. Based on current internal reviews, management believes that it has established a Y2K plan which will address these issues.

         In order to assess Y2K compliance in our internal operating systems, we first took an inventory of all such systems and identified those which are critical to our operations. All such systems were tested for Y2K compliance by September 30, 1999. In the course of testing our internal operating systems, we experienced disruptions in a number of our locations, both domestic and foreign. Such disruptions, although unexpected, were of a non-material nature, individually and in the aggregate. We believe that we have now brought all of our non-compliant systems into compliance through repair, upgrading and/or replacement. However, due to the uncertainties that are inherent in Y2K remediation, we can give no assurances that our efforts will prevent business disruptions.

         With the exception of one minor product which we purchase from a third party and resell, all of our products currently being shipped, as well as a large part of our installed base, are Y2K compliant. Non-compliant product were brought into compliance by September 1999. Customers of that part of our older installed base which is not Y2K compliant will be offered upgrade options, or replacements, which are Y2K compliant.

         The area of Y2K compliance which poses the greatest risk to us is our vendors, because of our lack of control over their products and operations. In order to assess their compliance, we are in the process of surveying all major vendors. We completed these surveys in June 1999.

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

         We have developed contingency plans to be put into place in the event that any of our corrective actions fail to fully address the Y2K issues. We can give no assurances that our contingency plans will be sufficient to prevent disruption of our critical business functions.

Market Risk

         Financial instruments that potentially subject us to concentrations of credit-risk consist principally of cash equivalents and trade receivables. We place our cash equivalents with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our trade receivables result primarily from sales to semiconductors manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are mostly from major corporations, distributors or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

         We are exposed to the impact of fluctuation in interest rates, primarily through our borrowing activities. Our policy has been to use U.S. dollar denominated borrowings to fund our working capital requirements. The interest rates on our current borrowings fluctuate with current market rates. The extent of risk associated with an increase in the interest rate on our borrowings is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. At September 30, 1999, we had bank borrowings outstanding of $35.3 million which had a variable interest rate and long-term note payables of $2.9 million with fixed interest rates. Using a yield to maturity analysis and assuming an increase in the interest rate on these borrowings of 78 basis points (10% fluctuation in the rate), interest rate variability on these borrowings would not have a material effect on our financial results.

         We are also exposed to the impact of foreign currency fluctuations. During fiscal 1998, most local currencies of our international subsidiaries weakened against the U.S. dollar. Since we translate foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on our results. We also believe that our exposure to currency exchange fluctuation risk is insignificant because our international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During fiscal 1999, we did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

         We estimate the fair value of our notes payable and long-term liabilities based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This report contains forward-looking statements including statements regarding, among other items, business strategy, growth strategy and anticipated trends in our business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including those set forth in "Risk Factors," below, describe factors, among others, that could contribute to or cause such differences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.

RISK FACTORS

Our return to sustained profitability cannot be assured

         We incurred net losses of $9.3 million and $40.5 million for the fiscal years ended September 30, 1999 and 1998, primarily attributable to the worldwide downturn in demand for semiconductor capital equipment which began in March 1998 and continued through the first half of calendar year 1999. We had operated profitably for at least five continuous years prior to the onset of this downturn. While we reported net income of $287,000 on revenues of $40.3 million for the three month period ended September 30, 1999, our return to sustained profitable operations will depend upon our ability to maintain this quarterly revenues level or make further reductions in our costs. There can be no assurance that we will return to sustained profitability.

Our inability to accurately assess our future order levels may result in excess inventory charges

         Sudden and unexpected downturns in worldwide demand for semiconductor capital equipment which have historically characterized the semiconductor industry makes it difficult for us to accurately assess anticipated order rates for our lead inspection systems for more than three to six months at any given time. Our inability to project future orders has previously resulted in our accumulation of excessive inventories of raw materials and supplies, as well as finished products, as we ramped up production in anticipation of order levels that failed to materialize, thereby requiring us to subsequently reduce the carrying value of our inventories. By way of illustration, we were compelled to reduce our inventory carrying value by approximately $16.6 million for the fiscal year ended September 30, 1998 as a consequence of an industry downturn which unexpectedly began in March 1998. Further, we must utilize our cash resources to build inventories in anticipation of customer orders, which thereafter may not be replenished in the absence of sales revenues. Any future downturn in industry demand for our products that we are unable to anticipate may again place us in a position of excessive inventories and cash flow constraints.

We will be in default if we do not  repay or replace our banks by March 17, 2000

         We owed approximately $35.3 million to our banks as of September 30, 1999. This indebtedness is secured by substantially all of our assets. We have periodically requested waivers of financial covenants or amendments to the agreement with our banks because we were not able to comply with the requirements of the agreement. While our financing agreement has recently been amended to conform its financial covenants to reflect our current operating plans and we are currently in compliance with its provisions, we cannot be certain that we will remain in compliance for the balance of its term. We must either repay our total bank indebtedness prior to March 17, 2000, negotiate an extension of our bank credit facility or obtain replacement financing. Given the recent upturn in both our revenues and bookings, principally in our Semiconductor Equipment group, we believe that, if requested, our banks will forebear from initiating any default declaration for a reasonable period of time if we are unable to either renegotiate or replace this credit facility prior to its expiration on March 17, 2000 in order to permit us to continue our renegotiation or replacement efforts. However, in the absence of such forebearance and if a default is declared by our banks, it is likely that our cash resources would be severely constrained, thereby affecting our ability to acquire raw materials and supplies to satisfy orders for our products and reducing the likelihood that we could sustain our operations at their pre-default levels.

We have a limited number of customers, which may not be easily replaceable

         Our sales have been historically concentrated in a small number of customers. The specific customers change over time. Sales to Intel accounted for approximately 20% and 23%, respectively, of our revenues during the fiscal years ended September 30, 1998 and 1997. No customers in fiscal 1999 and no other customer in fiscal 1998 and 1997 accounted for more than 10% of sales. The loss or any significant reduction in orders for our products, combined with our inability to replace such orders with those from new or existing customers, may reduce both our revenues and profitability.


Economic difficulties encountered by certain of our foreign customers have resulted in order cancellations and reduced collections of outstanding accounts receivable

         International sales, primarily to Asia and Western Europe, accounted for approximately 56% and 64% of our revenues for the fiscal years ended September 30, 1999 and 1998, respectively. In particular, sales to Taiwan, Korea and other Asian countries accounted for 41% and 54% of our revenues for the fiscal years ended September 30, 1999 and 1998, respectively. While our sales in Asia are generally denominated in U.S. dollars, our international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions and duties, and other political and economic factors. The recent Asian economic crisis led to significant order cancellations from customers in Taiwan, Korea, Malaysia and the Philippines as devaluations of as much as 90% in their respective local currencies prevented these customers from acquiring U.S. dollars at favorable exchange rates to pay us for these orders, thereby adversely affecting both our revenue levels and profitability.

Inadequate cash flow and restrictions in our banking arrangements may prevent us from investing sufficient funds in research and development to remain competitive

         The markets for our products are extremely competitive. Maintaining our competitive position will require our continued investment in research and product development. Our ability to make such investment may be limited by our cash flow availability and by our need to comply with covenants in our banking arrangements that may limit our research and product development expenditures.

Our success is dependent on our key personnel who we may not be able to retain and we may not be able to hire enough additional personnel to meet our needs

         Our success depends in large part upon our ability to hire and retain qualified personnel in technical and management roles. We have a limited number of employment agreements with our technical and management personnel. Hiring replacement or additional employees with the combination of skills and attributes required to carry out our needs is extremely competitive. Our inability to hire and retain such personnel could adversely effect our growth and profitability.

System failures or miscalculations attributable to the Year 2000 issue could disrupt our operations

         The Year 2000 issue is the result of computer programs only being able to use two digits rather than four to define the applicable year. Thus, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. System failure or miscalculation, whether in our internal operating systems or our products or those of our third party vendors or suppliers, could result in our inability to process transactions, send invoices, accept customer orders or timely provide customers with products and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A discussion of our exposure to and management of market risk appears in Item 7 of this Report under the heading "Market Risk."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to Item 14(a)(i) herein.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         (i)      Financial Statements.

                  Independent Auditors' Report

                  Consolidated Balance Sheets at September 30, 1999 and September 30, 1998

                  Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997

                  Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

         (ii)     Financial Statement Schedule.

                  Schedule II -- Valuation and Qualifying
                  Accounts

         (iii)    Exhibits.

                   3.1     Registrant's Restated Certificate of
                           Incorporation (1)

                   3.2 Amendments to Registrant's Restated Certificate of Incorporation (2)

                   3.3     Registrant's Bylaws, as amended (3)

                   4.1 Rights Agreement, dated as of May 14, 1998, between Registrant and American Stock Transfer & Trust Company (3)

                   4.2     Form of Prepaid Warrant (4)


                  10.1 Credit Agreement, dated as of March 18, 1998, by and among Registrant, the Lenders Party thereto and Bank of New York, as Administrative Agent (5)

                  10.2 Amendment No. 1 to Credit Agreement, dated June 15, 1998, by and among Registrant, the Lenders Party thereto and Bank of New York, as Administrative Agent (2)

                  10.3 Amendment No. 2 to Credit Agreement, dated June 26, 1998, by and among Registrant, the Lenders Party thereto and Bank of New York, as Administrative Agent (2)

                  10.4 Amendment No. 3 to Credit Agreement and Forbearance, dated December 4, 1998, by and among Registrant, the Lenders Party Thereto and Bank of New York, as Administrative Agent (6)

                  10.5 Amendment No. 4 to Credit Agreement and Forbearance, dated January 29, 1999, by and among Registrant, the Lenders Party Thereto and Bank of New York, as Administrative Agent (2)

                  10.6 Amendment No. 5 to Credit Agreement and Forbearance, dated March 16, 1999, by and among Registrant, the Lenders Party Thereto and Bank of New York, as Administrative Agent (2)

                  10.7 Amendment No. 6 to Credit Agreement and Forbearance dated April 22, 1999, by and among Registrant, the Lenders Party Thereto and Bank of New York, as Administrative Agent (2)

                  10.8 Amendment No. 7 to Credit Agreement and Forbearance dated November 5, 1999 by and among Registrant, the Lenders Party Thereto and Bank of New York, as Administrative Agent

                  10.9 Securities Purchase Agreement dated as of February 18, 1999 among Registrant and the purchasers parties thereto (4)

                  10.10    Registration Rights Agreement (4)

                  10.11 Securities Purchase Agreement dated as of July 19, 1999 among Registrant and the purchasers parties thereto (7)

                  10.12    Registration Rights Agreement (7)

                  10.13 Asset Purchase Agreement, dated November 16, 1998 between Registrant and Rosemount Aerospace, Inc. (5)

                  10.14 License Agreement, dated December 4, 1999, between Registrant and Rosemount Aerospace, Inc. (5)

                  10.15 License Agreement, dated December 4, 1999, between Registrant and Rosemount Aerospace, Inc. (5)

                  10.16 Asset Purchase Agreement dated as of November 10, 1999 between Registrant and Polaroid Corporation

                  21       Subsidiaries of Registrant (5)

                  23(a)    Independent Auditors' Consent of Deloitte & Touche
                           LLP

                  27       Financial Data Schedule


(1) Filed as an exhibit to Registrant's Registration Statement on Form S-4, File No. 333-08633.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1, File No. 333-76927.

(3) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated May 20, 1998.

(4) Filed as an exhibit to Registrant's Current Report on Form 8-K dated February 24, 1999.

(5) Filed as an exhibit to Registrant's Annual Report on Form 10-K for its fiscal year ended September 30, 1998.

(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K/A for its fiscal year ended September 30, 1998, filed on January 28, 1999.

(7) Filed as an exhibit to Registrant's Current Report on Form 8-K dated July 23, 1999.


(b)      Reports on Form 8-K:

         None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Robotic Vision Systems, Inc.
Canton, MA


We have audited the accompanying consolidated balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Robotic Vision Systems, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations, and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte and Touche LLP

Boston, Massachusetts
December 27, 1999

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                            1999                1998
                                                                                            ----                ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents......................................................     $       6,293       $      2,421
   Accounts receivable, net.......................................................            37,502             32,367
   Inventories....................................................................            32,553             36,213
   Prepaid expenses and other current assets......................................             1,288              1,226
                                                                                       -------------       ------------
         Total current assets.....................................................            77,636             72,227
   Plant and equipment, net.......................................................            12,281             17,591
   Deferred income taxes..........................................................             8,820              8,820
   Goodwill, net of accumulated amortization of $1,434 and $840...................             5,250              5,847
   Software development costs, net .. ............................................            13,965             11,812
   Other assets..................... .............................................             5,249              5,274
                                                                                       -------------       ------------
                                                                                       $     123,201       $    121,571
                                                                                       =============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable and current portion of long-term debt............................     $      35,627       $      38,038
   Accounts payable...............................................................            21,093              21,388
   Accrued expenses and other current liabilities.................................            16,531              22,289
                                                                                       -------------       -------------
         Total current liabilities................................................            73,251              81,715
   Long-term debt.................................................................             2,855               3,059
                                                                                       -------------       -------------
         Total liabilities........................................................            76,106              84,774
   Commitments and contingencies (Note 10)........................................
   Prepaid warrants...............................................................             9,105                  --
   Stockholders' Equity:
   Common stock, $0.01 par value; shares authorized 75,000 shares--1999 and
     1998--50,000 issued and outstanding; 1999--27,354 and 1998--24,870...........               274                 249
   Additional paid-in capital.....................................................           179,466             168,493
   Accumulated deficit............................................................          (141,683)          (131,962)
   Accumulated other comprehensive income.........................................              (67)                  17
                                                                                       -------------       -------------
         Total stockholders' equity...............................................            37,990              36,797
                                                                                       -------------       -------------
                                                                                       $     123,201       $     121,571
                                                                                       =============       =============

See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 1999           1998            1997
                                                                                 ----           ----            ----
Revenues..............................................................      $    128,230     $   169,007     $  169,342
Cost of revenues......................................................            71,526         113,005         93,847
                                                                            ------------     -----------     ----------
Gross profit..........................................................            56,704          56,002         75,495
                                                                            ------------     -----------     ----------
Operating costs and expenses:
Research and development expenses.....................................            20,533          28,121         25,465
Selling, general and administrative expenses..........................            44,599          58,877         48,259
Merger expenses.......................................................                --             623             69
Severance and other charges...........................................               255           6,615             --
                                                                            ------------     -----------     ----------
Income (loss) from operations.........................................            (8,683)        (38,234)         1,702
Gain on sale of assets ...............................................            (2,985)             --             --
Interest expense......................................................             3,959           2,363          1,076
Interest income.......................................................              (399)            (92)          (767)
                                                                            ------------     -----------      ---------
Income (loss) before income taxes.....................................            (9,258)        (40,505)         1,393
Provision (benefit) for income taxes..................................                --              --            745
                                                                            ------------     -----------     ----------
Income (loss) before income taxes.....................................            (9,258)        (40,505)           648
Premium on prepaid warrants...........................................               463              --             --
                                                                            ------------     -----------     ----------
Net income (loss) attributable to common stockholders.................      $     (9,721)    $   (40,505)     $     648
                                                                            ============     ===========     ==========
Net income (loss) per share:
   Basic..............................................................      $      (0.38)    $     (1.65)     $    0.03
   Diluted............................................................      $      (0.38)    $     (1.65)     $    0.03
Weighted Average shares:
   Basic..............................................................            25,669          24,613         23,718
   Diluted............................................................            25,669          24,613         23,967

See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                          COMMON STOCK                                                ACCUMULATED
                                       ------------------   ADDITIONAL                 UNREALIZED        OTHER          TOTAL
                                        NUMBER                PAID-IN    ACCUMULATED     GAIN ON     COMPREHENSIVE   STOCKHOLDERS'
                                       OF SHARES   AMOUNT     CAPITAL      DEFICIT     INVESTMENTS      INCOME          EQUITY
                                       ---------   ------     -------      -------     -----------      ------          ------
BALANCE, OCTOBER 1, 1996 ...........     23,332     $233     $157,607     $ (94,549)      $ 147         $ 175         $ 63,613
Shares issued in connection with
   the exercise of stock options
   and warrants ....................        384        4        1,839            --          --            --            1,843
Other stock transactions ...........       (104)      (1)        (488)           --          --            --             (489)
Shares issued in connection with
private placement, net of offering
   costs ...........................        826        8        7,665            --          --            --            7,673
Change in year end of pooled
   companies .......................         --       --           --         2,444          --            --            2,444
Change in net unrealized holding
   gains ...........................         --       --           --            --        (147)           --             (147)
Translation adjustment .............         --       --           --            --          --            (8)              (8)
Net income .........................         --       --           --           648          --            --              648
                                      ---------     ----     --------     ---------       -----         -----         --------
BALANCE, SEPTEMBER 30, 1997 ........     24,438      244      166,623       (91,457)         --           167           75,577
Shares issued in connection with
   the exercise of stock options
   and warrants ....................        161        2          373            --          --            --              375
Shares issued in connection with
   license agreement and non-
   competition agreement ...........        271        3        1,497            --          --            --            1,500
Translation adjustment .............         --       --           --            --          --          (150)            (150)
Net loss ...........................         --       --           --       (40,505)         --            --          (40,505)
                                      ---------     ----     --------     ---------       -----         -----         --------
BALANCE, SEPTEMBER 30, 1998 ........     24,870      249      168,493      (131,962)         --            17           36,797
Shares issued in conjunction with
   the exercise of stock options
   and warrants ....................        111        1          168            --          --            --              169
Shares issued in connection with
   private placement, net of
   offering costs ..................      2,373       24        5,807            --          --            --            5,831
Warrants issued in connection with
   private placement, net of
   offering costs ..................         --       --        4,898            --          --            --            4,898
Warrants issued for professional
   services ........................         --       --          100            --          --            --              100
Amortization of warrant premium.....         --       --           --          (463)         --            --             (463)
Translation adjustment .............         --       --           --            --          --           (84)             (84)
Net loss ...........................         --       --           --        (9,258)         --            --           (9,258)
                                      ---------     ----     --------     ---------       -----         -----         --------
BALANCE, SEPTEMBER 30, 1999 ........     27,354     $274     $179,466     $(141,683)      $  --         $ (67)        $ 37,990
                                      =========     ====     ========     =========       =====         =====         ========

See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                               1999          1998         1997
                                                                               ----          ----         ----
Net income (loss).....................................................       $(9,258)      $(40,505)      $648
Foreign currency translation adjustment...............................           (84)          (150)        (8)
                                                                             -------       --------       ----
Comprehensive net income (loss).......................................       $(9,342)      $(40,655)      $640
                                                                             =======       ========       ====

See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                      1999          1998          1997
                                                                                      ----          ----          ----
OPERATING ACTIVITIES
Net income (loss)..............................................................     $(9,721)     $(40,505)     $    648
Adjustments to reconcile net income (loss) to net cash
used in operating activities:..................................................
  Deferred income taxes........................................................          --            --           (93)
  Depreciation and amortization................................................      10,771         8,769         5,895
  Gain on sale of assets.......................................................      (2,985)           --          (812)
  Other........................................................................          --          (164)         (218)
  Changes in operating assets and liabilities (net of effects of business acquired):
    Accounts receivable........................................................      (5,135)       18,196       (20,084)
    Inventories................................................................       3,660         2,882       (14,093)
    Prepaid expense and other current assets...................................         (62)          203          (514)
    Other assets...............................................................         (57)          373            31
    Accounts payable...........................................................        (295)       (1,932)       10,709
    Accrued expenses and other current liabilities.............................      (5,758)          850         4,722
    Other liabilities..........................................................          --            --           (82)
                                                                                    -------      --------      --------
    Net cash used in operating activities......................................      (9,582)      (11,328)      (13,891)
                                                                                    -------      --------      --------
INVESTING ACTIVITIES:
Proceeds from maturity of investments..........................................          --            --         2,319
Additions to plant and equipment, net..........................................      (2,885)       (9,137)       (7,915)
Additions to software development costs........................................      (4,927)       (7,397)       (4,842)
Proceeds from sale of assets...................................................       4,229            --           952
Payment for purchase of business...............................................          --            --        (3,144)
                                                                                    -------      --------      --------
    Net cash used in investing activities......................................      (3,583)      (16,534)      (12,630)
                                                                                    -------      --------      --------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants--
private equity placement (less offering costs).................................      19,372            --         7,673
Proceeds from the exercise of stock options and warrants.......................         168           375         1,271
Purchase of treasury stock.....................................................          --            --          (650)
Net proceeds from (payments of) short-term borrowings..........................      (2,411)       28,911        (2,833)
Proceeds from long-term borrowings.............................................          --            --         8,000
Repayment of long-term borrowings..............................................        (204)       (7,828)       (1,864)
                                                                                    -------      --------      --------
    Net cash provided by financing activities..................................      16,925        21,458        11,597
                                                                                    -------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS.............................................................         112            14           189
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................       3,872        (6,390)      (14,735)
CASH AND CASH EQUIVALENTS:
  Beginning of year............................................................       2,421         8,811        23,546
                                                                                    -------      --------      --------
  End of year..................................................................     $ 6,293      $  2,421      $  8,811
                                                                                    =======      ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid..................................................................     $ 2,937      $  2,311      $  1,027
                                                                                    =======      ========      ========
Taxes paid.....................................................................     $    --      $    244      $    218
                                                                                    =======      ========      ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock and subordinated note
  payable in connection with technology
  license agreement and non-competition agreement..............................          --      $  3,750            --
                                                                                    =======      ========      ========
Income tax benefit relating to the exercise of
  stock options................................................................          --      $     16      $    572
                                                                                    =======      ========      ========
Liabilities incurred in connection with acquisition
  of business..................................................................          --            --      $    902
                                                                                    =======      ========      ========
Property and equipment acquired under capital leases...........................          --            --      $     22
                                                                                    =======      ========      ========

See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

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

         b. OPERATIONS--The Company incurred net losses of $9.3 million and $40.5 million for the fiscal years ended September 30, 1999 and 1998, respectively, primarily attributable to the worldwide downturn in demand for semiconductor capital equipment which began in March 1998 and continued through the first half of calendar 1999. The Company had operated profitably for the five years prior to the downturn. Primarily during fiscal 1998, management took a series of steps to reduce expenses and restructure operations in response to this downturn.

         At September 30, 1999, the Company owed $35.3 million to its bank lenders. The indebtedness is collateralized by substantially all of the Company's assets. The Company has not been in compliance with certain of the financial covenants contained in the agreement with the banks. This has required the Company to periodically request waivers of these covenants or amendments of the agreement. In March 1999, the agreement was amended to conform the financial covenants to the Company's operating plans. Through September 30, 1999, the Company was in compliance with the revised covenants. The bank agreement expires on March 17, 2000 and the Company must either repay or replace this indebtedness, or negotiate an extension of the agreement.

         Management is continuing to control expenses, inventory levels and capital expenditures and is pursuing a number of new debt and/or equity financing alternatives. Management believes that through a combination of new financings and/or extension of the existing loan agreement, the Company will have sufficient liquidity at least through September 30, 2000 to fund its cash requirements.

         c. PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the financial statements of RVSI and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. The effects of changes in fiscal years of pooled companies (Vanguard Automation, Inc in fiscal 1998 and Systemation Engineered Products, Inc. and Computer Identics Corporation in fiscal 1996) are recorded as adjustments to accumulated deficit.

         d. REVENUES AND COST OF REVENUES--The Company recognizes revenue upon shipment. Warranty costs associated with products sold with warranty protection, as well as other post-contract support obligations, are estimated based on the Company's historical experience and recorded in the period the product is sold.

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

         h. INTANGIBLE ASSETS--Goodwill is being amortized over 15 years; a technology license and non-competition agreement are being amortized over 10 years. The Company reviews its long-lived assets, including goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.

         i. SOFTWARE DEVELOPMENT COSTS--Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized only to the extent of costs of producing product masters subsequent to the establishment of their technological feasibility and capitalization ends when the product is available for general release to customers. Capitalized software development costs are amortized over the estimated useful lives (generally five years) on a straight-line basis or the ratio of current revenues to total expected revenues in a product's expected life, if greater. Amortization begins in the period in which the related product is available for general release to customers. The Company reviews the unamortized capitalized costs of its underlying products to the net realizable value of these products. An impairment loss is recorded in an amount by which the unamortized capitalized costs of a computer software product exceeds the net realizable value of that asset. Certain software development costs totaling $4,927, $7,397 and $4,842 have been capitalized during the fiscal years ended September 30, 1999, 1998 and 1997 respectively. Amortization expense relating to software development costs for the fiscal years ended September 30, 1999, 1998, and 1997 was $2,775, $2,072, and $962, respectively.

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

         l. FOREIGN CURRENCY TRANSLATION--Assets and liabilities of the Company's European subsidiaries are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate for the year. The resulting translation adjustments are excluded from operations and accumulated as a separate component of stockholders' equity. Transaction gains (losses) are included in net income and totaled $(163,000), $106,000 and $(267,000) in 1999, 1998 and 1997, respectively.

         m. NET INCOME (LOSS) PER COMMON SHARE--Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted net income per common share reflects the effect of the Company's outstanding options and warrants (using the treasury stock method), except where such options would be anti-dilutive.

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

         d) Prepaid warrant--At September 30, 1999, the value of the shares into which the prepaid warrant was exercisable was $18,567.

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

         p. RECLASSIFICATIONS--Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

         q. RECENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, and is effective for the Company in the first quarter of fiscal year 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company is evaluating the effects of adoption of SFAS No. 133 on its consolidated financial statements.

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

         Detailed below is the effect on the Company's results of operations for fiscal 1997 as a result of the Company's acquisition of Vanguard.

(IN THOUSANDS, EXCEPT                        AS PREVIOUSLY
PER SHARE AMOUNTS)                             REPORTED         VANGUARD        ELIMINATION       COMBINED
------------------                             --------         --------        -----------       --------
1997
Revenues...........................            $152,103        $  18,218           $(979)         $169,342
Net income (loss)..................               8,245           (7,511)            (86)              648
Net income per share - diluted.....                0.38                                               0.03

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

         c.  SYSTEMATION ENGINEERED PRODUCTS, INC.

         On October 1, 1996, the Company acquired the outstanding shares of Systemation Engineered Products, Inc. ("Systemation") for 1,740,000 shares of the Company's common stock, having a market value at the date of the merger of approximately $22,838,000. Systemation designs manufactures, markets and sells specialized high speed production machinery for the electronics component industry. Systemation's product lines include tape and reel packaging equipment and automatic optical inspection systems. This acquisition has been accounted for as a pooling of interests. Expenses of $904,000 were incurred related to this merger were included in the Consolidated Statement of Operations for fiscal 1997.

3.  ACCOUNTS RECEIVABLE

         Accounts receivable at September 30, 1999 and 1998 consisted of the following:

                                                                                               1999               1998
                                                                                               ----               ----
                                                                                                  (IN THOUSANDS)
Total accounts receivable...............................................................     $    38,394     $    33,367
Less allowance for doubtful accounts receivable.........................................            (892)         (1,000)
                                                                                             -----------     -----------
Accounts receivables, net...............................................................     $    37,502     $    32,367
                                                                                             ===========     ===========

As of September 30, 1999 and 1998, the Company had $1,053 and $2,444 respectively, of unbilled receivables primarily relating to sales recorded on standard products which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is probable. All unbilled receivables owed to the Company as of September 30, 1998 have been collected. The Company believes that all of its unbilled receivables at September 30, 1999 will be billed and collected during the next twelve months.

4.  INVENTORIES

         Inventories at September 30, 1999 and 1998 consisted of the following:

                                                                                          1999                 1998
                                                                                          ----                 ----
                                                                                               (IN THOUSANDS)
Raw materials..................................................................        $    16,817        $     17,124
Work in process................................................................              7,360              10,429
Finished goods.................................................................              8,376               8,660
                                                                                       -----------        ------------
         Total.................................................................        $    32,553        $     36,213
                                                                                       ===========        ============

         INVENTORY PROVISIONS--During the third and fourth quarters of fiscal 1998, the Company took provisions of $4.5 million and $12.1 million, respectively, primarily for excess and obsolete inventories related principally to its semiconductor inspection and handling equipment. These provisions largely reflected reduced demand of older generation products as a result of the severe semiconductor industry downturn. The Company believes that the inventory provisions taken in fiscal 1998 reduced the carrying value of inventories to their appropriate net realizable value. These amounts have been recorded in cost of sales in the accompanying consolidated financial statements. The inventory balances at September 30, 1998, net of inventory provisions, contain older generation products of approximately $4.5 million. Substantially all of the older generation products were sold or disposed of in fiscal 1999.

5.  INCOME TAXES

         The components of income (loss) before income tax provision (benefit), for the fiscal years ended September 30, 1999, 1998 and 1997 are as follows:

                                                                                    1999            1998            1997
                                                                                    ----            ----            ----
                                                                                               (IN THOUSANDS)
Domestic .............................................................             $(7,496)       $(36,758)        $2,114
Foreign  .............................................................              (1,762)         (3,747)        $ (721)
                                                                                   -------        --------         ------
         Total........................................................             $(9,258)       $(40,505)        $1,393
                                                                                   =======        =========        ======

         The income tax provision (benefit) for the fiscal years ended September 30, 1999, 1998 and 1997 consisted of the following:

                                                                               1999          1998           1997
                                                                               ----          ----           ----
                                                                                          (IN THOUSANDS)
Current:
    Federal...........................................................      $    --       $     --        $   737
    State.............................................................           --             --            110
    Foreign...........................................................           --             --             (9)
                                                                            -------       --------        -------
                                                                                 --             --            838
                                                                            -------       --------        -------
Deferred:
    Federal...........................................................       (4,042)       (18,044)         1,187
    State.............................................................         (476)        (2,140)           246
    Change in valuation allowance.....................................        4,518         20,184         (1,526)
                                                                            -------       --------        --------
                                                                                 --             --            (93)
                                                                            -------       --------        -------
         Total........................................................      $    --       $     --        $   745
                                                                            =======       ========        =======

         The income tax benefits related to the exercise of stock options reduces taxes currently payable or increases net deferred tax assets, and is credited to additional paid-in capital.

         A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the fiscal years ended September 30, 1999, 1998 and 1997 is as follows:

                                                            1999            1998            1997
                                                            ----            ----            ----
U.S. Federal statutory rate .....................          (34.0)%         (34.0)%          34.0%
Increases (reductions) due to:
State taxes--net of Federal tax benefit .........           (4.0)           (4.0)           13.7
Anticipated future utilization of net operating
    loss carryforwards ..........................             --              --           (88.9)
Net operating loss not producing current
    tax benefits ................................           34.0            34.6           203.5
Exempt income of foreign sales corporation ......             --              --           (55.1)
Worthless stock deduction relating to liquidation
    of foreign subsidiaries .....................             --              --           (55.1)
Other--net ......................................            4.0             3.4             1.4
                                                            -----           -----          -----
Total ...........................................            0.0%            0.0%           53.5%
                                                            =====           =====          =====


         The net deferred tax asset at September 30, 1999, 1998 and 1997 is comprised of the following:

                                         1999          1998            1997
                                         ----          ----            ----
DEFERRED TAX ASSETS (LIABILITIES):                  (IN THOUSANDS)
Net operating loss carryforwards      $37,632        $ 27,257       $ 17,021
Tax credit carryforwards .......        2,109           2,315          2,655
Accrued liabilities ............        1,257           2,754          2,277
Inventories ....................        3,325           6,899          2,427
Receivables ....................          372             418          1,078
Property and equipment .........          885             361           (129)

Merger expenses ................            --            329            271
Software development costs .....        (4,293)        (3,538)        (2,043)
Other ..........................            30              4            176
                                      --------       --------       --------
                                        41,317         36,799         23,733
    Less valuation allowance ...       (32,497)       (27,979)       (14,913)
                                      --------       --------       --------
         Total .................      $  8,820       $  8,820       $  8,820
                                      ========       ========       ========

         As of September 30, 1999, the Company had U.S. Federal net operating loss carryforwards of approximately $95,327 of which $29,972 are subject to annual limitations because of the changes in ownership, as defined in the Internal Revenue Code. Such loss carryforwards expire in the fiscal years 2000 through 2014. The utilization of the carryforwards to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods. The Company has recorded a valuation allowance to reduce the net deferred tax asset to an amount that management believes is more likely than not to be realized. The change in the valuation allowance in fiscal 1999 relates primarily to the fiscal 1999 operating loss.

6.  PLANT AND EQUIPMENT

         Plant and equipment at September 30, 1999 and 1998 consisted of the following:

                                                                                                1999              1998
                                                                                                ----              ----
                                                                                                   (IN THOUSANDS)
Land     ...............................................................................    $          --      $       490
Machinery and equipment.................................................................           12,584           10,475
Furniture, fixtures and other equipment.................................................           13,043           13,163
Demonstration equipment.................................................................            4,880            7,531
Leasehold improvements..................................................................            2,595            2,492
                                                                                            -------------      -----------
         Total..........................................................................           33,102           34,151
Less accumulated depreciation and amortization..........................................          (20,821)         (16,560)
                                                                                            -------------      -----------
      Plant and equipment--net..........................................................    $      12,281      $    17,591
                                                                                            =============      ===========

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities at September 30, 1999 and 1998 consisted of the following:

                                                                                           1999             1998
                                                                                           ----             ----
                                                                                               (IN THOUSANDS)
Accrued wages and related employee benefits...................................            $ 4,285         $ 5,948
Accrued sales commissions.....................................................              3,538           5,468
Advance contract payments received............................................              2,705           1,216
Accrued warranty and other product related costs..............................              1,448           2,826
Accrued severance and other charges...........................................                255           2,099
Other    .....................................................................              4,300           4,732
                                                                                          -------         -------
     Total....................................................................            $16,531         $22,289
                                                                                          =======         =======

         Severance and other charges--During fiscal 1998, the Company took multiple steps to reduce its expenses and to lower the level of revenues necessary for break-even results of operations. As a result of these steps, the Company recorded a total of $6.6 million in charges in fiscal 1998.

         The Company terminated 400 employees at a cost of $3.8 million. Of the $3.8 million, approximately $2.4 million was paid in cash to employees prior to September 30, 1998. An additional $1.5 million was recorded for costs associated with changing distributors in Asia. The charge was recorded in the quarter ended March 31, 1998. Of this charge, $1.0 million represents the write-off of the Company's investment in its bankrupt Korean distributor. The Company terminated its business relationship with the distributor after such distributor could no longer meet its commitment to service the Company's existing installed base of customers in Korea nor meet the Company's sales goals. The remaining charge represents termination of the distributor of the Company's product in Japan. The terms of an agreement to end the Company's business relationship with the Japanese distributor were reached at the end of the Company's second fiscal quarter. Under this agreement, the Company was to repurchase from the distributor certain demonstration equipment used in selling the Company's product and settle outstanding commitments of the distributor. The approximately $0.5 million charge represents the Company's liability under the agreement, net of the realizable value of assets recovered from the Japanese distributor.

         The charges also included a $1.1 million non-cash write-down of previously capitalized software costs associated with currently inactive products and $0.2 million in costs associated with the consolidation of Acuity and CiMatrix operations.

         The components of the severance and other charges, related fiscal 1998 expenditures and remaining liability at September 30, 1999 are detailed below:

                                                                   ACCRUED                             ACCRUED
                                                                 SEPTEMBER 30         CASH           SEPTEMBER 30
                                                                    1998          EXPENDITURES           1999
                                                                 ------------     ------------       ------------
                                                                                  (IN THOUSANDS)
Severance payments to employees........................           $ 1,384            $ 1,384             $  --
Costs for changes in Asia distributors.................             1,500              1,245               255
Costs to consolidate Acuity CiMatrix operations........               215                215                --
                                                                  -------            -------             -----
     Total.............................................           $ 2,099            $ 1,844             $ 255
                                                                  =======            =======             =====

         The Company expects that the remaining balance at September 30, 1999 will be paid in cash during fiscal 2000. Severance and other charges were $0.3 million for the year ended September 30, 1999. These charges relate to reductions in personnel, particularly in Europe. The 1999 severance and other charges were paid out in fiscal 1999, no amount were accrued as of September 30, 1999.

8.  NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt at September 30, 1999 and 1998 consisted of the following:

                                                                                       1999                 1998
                                                                                       ----                 ----
                                                                                             (IN THOUSANDS)
Lines of credit with domestic banks(a)...................................            $ 35,325             $ 37,500
Subordinated note payable(b).............................................               2,250                2,250
Other borrowings.........................................................                 907                1,347
                                                                                     --------             --------
     Total notes payable and long-term debt..............................              38,482               41,097
Less notes payable and current portion of long-
  term debt..............................................................             (35,627)             (38,038)
                                                                                     --------             --------
Long-term debt...........................................................            $  2,855             $  3,059
                                                                                     ========             ========

a. In March 1998, the Company entered into a $37,500 revolving credit agreement with three domestic banks, which replaced $19,500 in existing lines of credit and $6,900 outstanding under a term loan. In the third quarter of fiscal 1999, the agreement was amended to waive compliance with certain financial covenants of the agreement through March 31, 1999 and establish new financial covenants for the balance of the term of the agreement. The amended agreements expires on March 17, 2000 and borrowings under the agreement bears interest at prime rate plus 2% asp of September 30, 1999 or 10.25%. Borrowings are collateralized by substantially all of the domestic tangible and intangible assets of the Company. The amended agreement, among other things, contains certain financial covenants, including minimum levels of profitability, liquidity and net worth, with which the Company was in compliance at September 30, 1999. Borrowings under the agreement at September 30, 1999, have been classified as current. Average borrowings during fiscal 1999 were 36,420. The average interest rate on borrowings were approximately 10.0%. The Company is working to replace the revolving credit agreement.

b. The subordinated note matures in June 2003, bears interest at prime (8.25% at September 30, 1999) and is payable in equal quarterly installments of $281 commencing September 12, 2001.


9.  EMPLOYEE BENEFIT PLANS

         DEFINED BENEFIT PLAN--The Company has a noncontributory pension plan for certain employees hired prior to September 1996, and meet certain minimum eligibility requirements. The level of retirement benefit is based on a formula which considers both employee compensation and length of credited service.

         Plan assets are invested in pooled bank investment accounts and mutual funds, and the fair value of such assets is based on the quoted market prices of underlying securities in such accounts. The Company funds pension plan costs based on minimum and maximum funding criteria as determined by independent actuarial consultants.

         The components of net pension cost for the fiscal years ended September 30, 1999, 1998 and 1997 are summarized as follows:

                                                                          1999            1998            1997
                                                                          ----            ----            ----
                                                                                       (IN THOUSANDS)
Service cost--benefits earned during the period.................         $ 257           $ 286           $ 272
Interest on projected benefit obligations.......................           164             164             135

Estimated return on plan assets.................................          (128)           (167)           (117)
Other--amortization of actuarial gains
   and net transition asset.....................................            23             (12)            (15)
                                                                         -----           -----           -----
Net pension cost................................................         $ 316           $ 271           $ 275
                                                                         =====           =====           =====

         The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 30, 1999 and 1998 is as follows (in thousands):

                                                                           1999              1998
                                                                           ----              ----
Reconcillation of benefit obligation
  Obligation at October 1...............................                  $2,157            $2,186
  Service cost..........................................                     257               286
  Interest cost.........................................                     164               164
  Plan amendment........................................                      68                 0
  Actuarial (gain) loss.................................                       5               279
  Benefit payments......................................                    (535)              (27)
  Curtailments..........................................                      --               (33)
  Settlements...........................................                      --              (698)
                                                                          ------            ------
  Obligation at September 30............................                  $2,166            $2,157
                                                                          ======            ======
Reconcillation of fair value of plan assets
  Fair value of plan assets at October 1................                  $1,548            $1,861
  Actual return on plan assets..........................                     199               153
  Employer contributions................................                      42               259
  Benefit payments......................................                    (535)              (27)
  Settlements...........................................                       0              (698)
                                                                          ------            ------
  Fair value of plan assets at September 30.............                  $1,254            $1,548
                                                                          ======            ======
Funded status
  Funded status at September 30.........................                    (912)             (609)
  Unrecognized transition (assets) obligation...........                       0                 0
  Unrecognized prior service cost.......................                      73                14
  Unrecognized (gain) loss..............................                     277               307
                                                                          ------            ------
  Net amount recognized, before additional minimum
    liability...........................................                  $ (562)           $ (288)
                                                                          ======            ======


         Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                                    1999          1998
                                                                    ----          ----
Discount rate                                                      7.25%           7.25%
Rate of compensation increase                                      4.00%           4.00%
Expected long-term rate of return on assets                        8.25%           8.25%

         DEFINED CONTRIBUTION PLANS (IN THOUSANDS)--The Company has four defined contribution plans (the "Plans") for all eligible employees, as defined by the Plans. The Company made matching employer contributions at various percentages in accordance with the respective plan documents. The Company incurred $645, $747 and $604 for matching employer contributions to the Plans in 1999, 1998 and 1997, respectively.

10.  COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES--The Company has entered into operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable scheduled rentals under these agreements are as follows (in thousands):

FISCAL YEAR ENDING SEPTEMBER 30:                            FACILITIES      EQUIPMENT         TOTAL
--------------------------------                            ----------      ---------         -----
2000.............................................            $ 2,886          $ 367          $ 3,253
2001.............................................              1,894            263            2,157
2002.............................................              1,403             67            1,470
2003.............................................              1,210              4            1,214
2004.............................................                818              3              821
Thereafter.......................................              7,613             --            7,613
                                                             -------          -----          -------
Total............................................            $15,824          $ 704          $16,528
                                                             =======          =====          =======

         Rent expense for the fiscal years ended September 30, 1999, 1998 and 1997 was $3,400, $3,305 and $3,015, respectively.

         LITIGATION--In June 1998, RVSI and General Scanning Inc, now known as GSI Lumonics, Inc. ("GSI"), executed a settlement agreement of RVSI's claims arising out of GSI's acquisition of View Engineering, Inc. ("View"). In August 1996, RVSI claimed that GSI used improperly obtained information in connection with the acquisition. GSI denied all such claims. Under the settlement agreement, GSI has agreed not to compete for ten years in the inspection of interconnect leads of semiconductor packages. Under the settlement, GSI licensed to RVSI its 2-D and 3-D vision technology solely and exclusively for RVSI's use in the interconnection leads. In consideration for the technology license and non-competition agreement, RVSI agreed to pay GSI $3.75 million, of which $1.50 million represented 271,493 shares of the Company's common stock and $2.25 million in a subordinated note payable with a maturity date of five years.

         The Company, as plaintiff, was a party to two actions in the United States District Court for the Central District of California against View, alleging infringement by View of a number of the Company's patents relating to View's assembly and distribution of View's own 3-D machine vision products. In June 1998, the Court, in the first of these actions, involving the coplanarity inspection of ball grid array semiconductor package substrates, found infringement by View and granted the Company's request for injunctive relief against View. This ruling has been appealed by View to the United States Appeals Court for the Federal Circuit. The second of these actions, in which GSI was also a defendant, involving the "in-tray" inspection of semiconductor packages came to trial in November 1999 and is awaiting decision.

         The Company is presently involved in other litigation matters in the normal course of business. Based upon discussion with Company's legal counsel, management does not expect that these matters will have a material adverse impact on the Company's consolidated financial statements.

11.  STOCKHOLDERS' EQUITY

         WARRANTS OUTSTANDING--As of September 30, 1999, there were warrants outstanding to purchase approximately 9,078,000 shares of the Company's common stock as described below:


                                                        PROCEEDS ON
     DATE ISSUED                            QUANTITY      EXERCISE    EXPIRATION DATE
                                         (IN THOUSANDS)

     COMMON STOCK PURCHASE WARRANTS
     ------------------------------

a.   December 1993 - September 1998              284       $ 2,852    December 1999 - September 2002
b.   February 1999                             1,247         4,938    February 2004
c.   April 1999                                  750         2,970    April 2004
d.   April 1999                                  327         1,297    April 2004
e.   July 1999                                 3,091        12,425    July 2004
f.   July 1999                                   150           750    July 2004
                                               -----       -------
                                               5,849       $25,232
                                                           =======
     PREPAID WARRANTS
     ----------------
b.   February 1999                             3,229                  February 2004
                                               -----
                                               9,078
                                               =====


a. Warrants issued in various transactions having an exercise price of between $2.57 and $24.43.

b. The Company issued in February 23, 1999 private placement of its equity, prepaid common stock purchase warrants and common stock purchase warrants. See "Prepaid and incentive warrants" for more details.

c. During the third quarter of fiscal 1999, the Company amended the credit agreement with its banks and issued warrants to its lending banks covering 750,000 shares, at an exercise price of $3.96 per share, of which 250,000 warrants are immediately exercisable. All, or a portion, of the remaining 500,000 warrants are only exercisable if the lending banks extend the credit agreement beyond the original maturity date for pre-determined periods. Using a Black-Scholes valuation model the Company valued the warrants at approximately $600,000 which will be charged to income pro-rata over the term of the credit agreement with respect to the 250,000 shares immediately exercisable and over the extension, if any, with respect to the remaining 500,000 shares.

d. In April 1999, in conjunction with the sale of common stock, the Company issued 5-year incentive warrants for 327,462 shares of the Company's common stock at an exercise price of $3.96 per share, subject to anti-dilution adjustments. The incentive warrants are exercisable, beginning 18 months after closing, at any time during their 5-year term.

e. In July 1999, the Company sold warrants to purchase 3,090,909 shares of the Company's common stock at an exercise price of $4.02 per share for proceeds of $4,250,000, in a private placement.

f. Warrants issued to placement agent in connection with the sale of warrants and common stock.

         PREPAID AND INCENTIVE WARRANTS-- On February 23, 1999, the Company completed a private placement of its equity securities consisting of 5-year prepaid common stock purchase warrants ("prepaid warrants") with a stated value of $11,000,000 and 5-year incentive common stock purchase warrants ("incentive warrants") to purchase 592,307 shares of the Company's common stock upon payment of an exercise price of $3.96 per share. These securities were sold to four institutional investors. At the closing, the Company received gross proceeds of $11,000,000 from the issuance of the prepaid warrants and incentive warrants, and net proceeds of $9,763,000 after placement agent fees and other expenses of the transaction. The Company also issued to the placement agent 5-year incentive warrants to purchase 629,915 shares of common stock at an exercise price of $3.96 per share. The market price of the Company's common stock on the placement closing date was $3.03 per share. As of September 30, 1999, there were issued and outstanding $11,000,000 in stated value of prepaid warrants, plus accrued premium of $463,000, and incentive warrants to purchase a total of 1,222,222 shares of common stock.

         Each prepaid warrant is exercisable at the lower of $3.96 per share or 95% of the average of the three lowest closing bid prices of the Company's common stock during the 20-day trading period ending on the date of notice of exercise. On September 30, 1999, the exercise price would have been $3.55. The prepaid warrants bear an annual premium of 7% per annum, payable in cash or, at the Company's option, in shares of the Company's common stock, and are initially exercisable, to the extent of 25% of the total number of shares issuable, commencing on the 180th day (August 19, 1999) following their issuance, increasing by increments of 25% every 90 days thereafter so that after the passage of 450 days following the date of original issuance, the prepaid warrants will have become fully exercisable. The incentive warrants are exercisable at any time during their 5-year term.

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

         The prepaid warrants are subject to call at the Company's option if both, during the 20-day trading day period immediately preceding the date of the Company's notice of redemption the average closing bid price, and on the date of the Company's notice of redemption the closing bid price, of the Company's common stock is less than $3.96 per share, subject to anti-dilution adjustment, at a cash price equal to 120% of the exercise amount of the prepaid warrants, inclusive of earned premium, called for redemption. Such call right may be exercised by the Company up to four times during the term of the prepaid warrants. The prepaid warrants are also subject to redemption by the Company, at the Company's option, if their exercise price falls below $2.50 per share. The prepaid warrants have been recorded outside of stockholder's equity because the warrant holders can require the Company to redeem the prepaid warrants under certain circumstances outside the Company's control.

         The incentive warrants have been included in stockholders' equity in the amount of $1,120,000, which reflects their estimated fair value. The prepaid warrants have been recorded at $8,643,000, which reflects the amount of the net proceeds received for the issuance of the prepaid warrants and incentive warrants, less the value assigned to the incentive warrants. The premium of $463,000 for the year ended September 30, 1999, on the prepaid warrant is included in the net loss attributable to all common stockholders. Under accounting literature in effect at the date of issue of the prepaid warrants, the exercise terms of the prepaid warrants were not considered to be a beneficial conversion feature.

         Had the accounting requirements of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), which is effective for instruments issued after May 20, 1999, been in effect at the time of issuance of the prepaid warrants, the exercise terms of the prepaid warrants would have been considered a beneficial conversion feature and valued at approximately $1,120,000. This amount would have been recorded as a discount to the amount recorded as prepaid warrants and amortized over the period to initial exerciseability of the prepaid warrants resulting in an increase of approximately $807,000 for the year ended September 30, 1999 in net loss attributable to common shareholders.

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

         Shares granted and canceled during fiscal 1998 include a stock option re-pricing offered by the Company to existing stock option holders of unexercised options of each of the Company's stock option plans, excluding members of the Board of Directors and certain corporate officers. Options granted prior to June 26, 1998 were eligible for replacement under the terms of the stock option re-pricing. At their election, stock option holders could surrender their unexercised stock options for a proportionately lower amount of stock options, based on a formula, at an exercise price of $4.13 per share, the fair value of the Company's common stock on June 26, 1998. A total of approximately 2,169,000 options, with exercise prices ranging from $5.19 per share to $19.50 per share, were canceled, and approximately 1,446,000 options were reissued at an exercise price of $4.13 per share. Reissued stock options vest 40% on the six-month anniversary of the replacement date and 60% on the date specified in the original option grant. The expiration date of these reissued options are as specified in the original option grant. The options were priced in excess of market value on the measurement date and accordingly, no compensation was recognized.

         The following table sets forth summarized information concerning the Company's stock options:

                                                                                  NUMBER OF          EXERCISE
                                                                                   SHARES           PRICE RANGE
                                                                                 ----------         -----------
                                                                               (IN THOUSANDS)
Options outstanding for shares of
  common stock at October 1, 1996........................................           2,961          $0.53-$38.72
  Granted................................................................           2,660           7.71- 19.00
  Canceled or expired....................................................          (1,636)          0.81- 38.72
  Exercised..............................................................            (293)          0.53- 15.34
                                                                                  -------
Options outstanding for shares of common
  stock at September 30, 1997............................................           3,692           0.75- 34.42
  Granted................................................................           2,943           3.19- 16.94
  Canceled or expired....................................................          (2,926)          2.20- 34.42
  Exercised..............................................................            (138)          0.75- 10.00
                                                                                  -------
Options outstanding for shares of common
  stock at September 30, 1998............................................           3,571           1.00- 19.38
  Granted................................................................           1,424           2.00-  4.38
  Canceled or expired....................................................          (1,038)          1.53- 18.25
  Exercised..............................................................             (48)          1.00-  3.75
                                                                                  -------
  Options outstanding for shares of common
    stock at September 30, 1999..........................................           3,909           1.00- 19.38
                                                                                  =======
Options exercisable at September 30, 1999................................             350
                                                                                  =======
                       September 30, 1998................................             548
                                                                                  =======
Shares reserved for issuance at September 30, 1999.......................             966
                                                                                  =======

          Weighted average option exercise price information for the fiscal years ended September 30, 1999, 1998 and 1997 was as follows:

                                                                   1999        1998         1997
                                                                   ----        ----         ----
          Outstanding at beginning of year..............          $6.94       $11.08       $12.14
          Granted during the year.......................           2.61         6.68        12.86
          Exercised during the year.....................           2.19         2.36         4.14
          Canceled, terminated and expired..............           8.64        11.88        16.51
          Exercisable at year end.......................           4.74         7.12         5.86

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices greater than or equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", the Company's net income (loss) and earnings per share would have been reduced (increased) by approximately $(4,485,000), $(5,961,000) and $5,032,000 or $(0.17), $(0.24) and $0.21 per share in fiscal 1999, 1998 and
1997, respectively. The weighted average fair value of the options granted during fiscal 1999, 1998 and 1997 is estimated at $2.01, $3.99 and $7.44 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for fiscal 1999, 1998 and 1997, respectively: volatility of 95%, 70% and 64%, risk-free interest rate of 6.02%, 4.30% and 5.83%, and an expected life of five years in fiscal 1999, 1998 and 1997.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

             FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998:
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 1999
                                                     FIRST             SECOND               THIRD               FOURTH
                                                    QUARTER            QUARTER             QUARTER              QUARTER
                                                    -------            -------             -------              -------
Revenues  ...............................            $29,405           $27,294             $31,260              $40,271
Gross profit..............................            12,571            11,861              14,243               18,029
Net income (loss) attributable to common
 stockholders.............................            (2,272)           (4,189)             (3,354)                  94
Net income (loss) per share:
  Basic and diluted.......................            (0.07)             (0.17)               (0.13)               0.00


                                                                                 1998
                                                     FIRST             SECOND               THIRD              FOURTH
                                                    QUARTER            QUARTER             QUARTER             QUARTER
                                                    -------            -------             -------             -------
Revenues  ...............................            $53,788           $47,727            $ 39,090             $ 28,402
Gross profit..............................            26,043            21,041              10,919               (2,001)
Net income (loss).........................             3,543            (5,672)            (15,433)             (22,943)
Net income (loss) per share:
   Basic and diluted......................             0.14              (0.23)               (0.63)              (0.92)

         During fiscal 1998, the Company recorded inventory provisions of $4,500,000 in the third quarter and $12,062,000 in the fourth quarter, which reduced gross profit. The Company also recorded severance and other charges of $3,184,000 in the second quarter, $2,420,000 in the third quarter and $1,011,000 in the fourth quarter of fiscal 1998.

13.  CUSTOMERS, GEOGRAPHIC AND SEGMENT INFORMATION

         MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

         During fiscal 1999, no customer accounted for more than 10% of total revenues. In fiscal 1998 and 1997, revenues from a single customer represented 20% and 23% of total revenues, respectively. No other customer accounted for more than 10% of total revenues for fiscal 1998 and 1997.

GEOGRAPHIC OPERATIONS

         For the purposes of segment reporting, management considers the Company to operate in two segments of the machine vision industry. Operations by geographic area are summarized as follows (in thousands):

FISCAL YEAR                                        UNITED
ENDED SEPTEMBER 30, 1999                           STATES              EUROPE            ELIMINATIONS        CONSOLIDATED
------------------------                           ------              ------            ------------        ------------
Revenues from unaffiliated
  customers...............................       $     117,924     $        10,306     $             --      $      128,230
Transfers between geographic
  areas...................................               4,405                                   (4,405)                 --
                                                 -------------     ---------------     -----------------     --------------
Total revenues............................       $     122,329     $        10,306     $         (4,405)     $      128,230
                                                 =============     ===============     =================     ==============
Income (loss) before income
  tax provision...........................       $      (7,511)    $        (1,747)    $             --      $       (9,258)
                                                 ==============    ================    ================      ===============
Identifiable assets.......................       $     125,911     $         6,821     $         (9,531)     $      123,201
                                                 =============     ===============     =================     ==============


FISCAL YEAR                                        UNITED
ENDED SEPTEMBER 30, 1998                           STATES              EUROPE            ELIMINATIONS        CONSOLIDATED
------------------------                           ------              ------            ------------        ------------
Revenues from unaffiliated
  customers...............................       $     154,451     $        14,556                   --      $      169,007
Transfers between geographic
  areas...................................               4,852                  --     $         (4,852)                 --
                                                 -------------     ---------------     ----------------      --------------
Total revenues............................       $     159,303     $        14,556     $         (4,852)     $      169,007
                                                 =============     ===============     ================      ==============
Income (loss) before income
  tax provision (benefit).................       $     (36,529)    $        (3,747)    $           (229)     $      (40,505)
                                                 =============     ===============     ================      ==============
Identifiable assets.......................       $     123,312     $         7,979     $         (9,720)     $      121,571
                                                 =============     ===============     ================      ==============


FISCAL YEAR                                        UNITED
ENDED SEPTEMBER 30, 1997                           STATES              EUROPE            ELIMINATIONS        CONSOLIDATED
------------------------                           ------              ------            ------------        ------------
Revenues from unaffiliated
  customers...............................       $     152,530     $        16,812     $             --      $      169,342
Transfers between geographic
  areas...................................               4,611                  --               (4,611)                 --
                                                 -------------     ---------------     ----------------      --------------
Total revenues............................       $     157,141     $        16,812     $         (4,611)     $      169,342
                                                 =============     ===============     ================      ==============
Income (loss) before income
   tax provision..........................       $       2,120     $          (721)    $             (6)     $        1,393
                                                 =============     ===============     ================      ==============
Identifiable assets ......................       $     136,448     $         8,451     $         (4,976)     $      139,923
                                                 =============     ===============     ================      ==============


         Total revenues to customers outside the U.S. were $71,352,000 $108,711,000 and $115,854,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

         Export sales from the Company's United States operations to unaffiliated customers, which are generally denominated in U.S. dollars, for the fiscal years ended September 30, 1999, 1998 and 1997 were as follows:

                                                                          1999             1998             1997
                                                                          ----             ----             ----
Europe........................................................        $       6,686    $        7,501    $       16,413
Asia/Pacific Rim..............................................               52,724            84,606            80,714
Other.........................................................                1,636             2,048             1,915
                                                                      -------------    --------------    --------------
Total.........................................................        $      61,046    $       94,155    $       99,042
                                                                      =============    ==============    ==============

SEGMENT INFORMATION

The Company operates in two reportable segments servicing the machine vision industry. The Company has determined segments primarily based on the nature of the products offered. The Semiconductor Equipment Group is comprised of our Electronics division, as well as wholly-owned subsidiaries, Systemation Engineered Products ("Systemation") and Vanguard Automation, Inc, ("Vanguard"). The Electronics division supplies inspection equipment to the semiconductor industry; Systemation offers tape and reel component processing systems designed to handle and inspect chip scale packages ("CSP") an ball grid array ("BGA") packages; and, Vanguard is a supplier of BGA and CSP equipment for the semiconductor and connection industries. The Company's other segment is the Acuity CiMatrix division. The Acuity CiMatrix division designs, manufactures and markets 1-D and 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation.

The accounting policies of each segment are the same as those described in Note
1. Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were $1,300,000, $2,900,000 and $600,000 for fiscal 1999, 1998 and
1997, respectively. Other income (loss) is comprised of corporate general and administrative expenses. Other assets are comprised primarily of deferred taxes and corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments for the years ended September 30 (in thousands):

                                                1999        1998        1997
                                                ----        ----        ----
REVENUES:

Semiconductor Equipment......................  $ 82,793     $122,003   $118,182
Acuity CiMatrix..............................    45,437       47,004     51,160
                                               --------     --------   --------
Total Revenues...............................  $128,230     $169,007   $169,342
                                               ========     ========   ========
INCOME (LOSS) FROM OPERATIONS

Semiconductor Equipment......................  $     41     $(16,867)  $  4,973
Acuity CiMatrix..............................    (1,464)     (12,856)    (3,271)
Other........................................    (7,260)      (8,511)        --
                                               --------     --------   --------
Total income (loss) from operations..........  $ (8,683)    $(38,234)  $  1,702
                                               ========     ========   ========

DEPRECIATION AND AMORTIZATION

Semiconductor Equipment                        $  7,375     $  5,943   $  4,009
Acuity CiMatrix                                   3,396        2,826      1,886
                                               --------     --------   --------
Total depreciation and amortization            $ 10,771     $  8,769   $  8,895
                                               ========     ========   ========

TOTAL ASSETS

Semiconductor Equipment......................  $ 79,800    $ 78,441
Acuity CiMatrix..............................    32,286      35,415
Other........................................    11,115       7,715
                                               --------    --------
Total Assets.................................  $123,201    $121,571
                                               ========    ========

14.  EARNINGS PER SHARE

         The calculations for earnings per share for the fiscal years ended September 30, 1999, 1998 and 1997 are as follows (in thousands, except per share amounts):

                                                                           1999               1998               1997
                                                                           ----               ----               ----
Net income (loss).............................................        $      (9,721)     $      (40,505)     $          648
                                                                      =============      ==============      ==============
Weighted average number of common
  shares--basic...............................................               25,669              24,613              23,718
Assumed number of shares issued from
  common share equivalents....................................                   --                  --                 249
                                                                      -------------      --------------      --------------
Weighted average number of common and
  common equivalent shares--diluted...........................               25,669              24,613              23,967
                                                                      =============      ==============      ==============
Net income (loss) per share--basic............................        $       (0.38)     $        (1.65)     $         0.03
                                                                      =============      ==============      ==============
Net income (loss) per share--diluted..........................        $       (0.38)     $        (1.65)     $         0.03
                                                                      =============      ==============      ==============

For the years ended September 30, 1999 and 1998, the Company had potential common shares equivalents excluded from the earnings per shares calculation of 2,500,000 and 594,000 respectively as they were considered anti-dilutive.

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                           COLUMN C
                                                                          ----------
                                         COLUMN A          COLUMN B        ADDITION                            COLUMN E
                                        ----------        ----------      CHARGED TO      COLUMN D             ---------
                                        BALANCE AT        CHARGED TO         OTHER        --------              BALANCE
                                         BEGINNING         COST AND       ACCOUNTS--     DEDUCTIONS--          AT END OF
DESCRIPTION                              OF PERIOD         EXPENSES        DESCRIBE        DESCRIBE             PERIOD
-----------                              ---------         --------        --------        --------             ------
Year Ended September 30,
   1999:
   Allowance for doubtful
      accounts....................      $      1,000     $        202      $              $       310(1)       $      892
                                        ------------     ------------      ---------      -----------          ----------
   Reserve for excess and
      obsolete inventory..........      $     14,741     $        418      $      --      $     8,405(1)       $    6,754
                                        ------------     ------------      ---------      -----------          ----------
Year Ended September 30,
   1998:
   Allowance for doubtful
      accounts....................      $      2,716     $        329      $      --      $     2,045(1)       $    1,000
                                        ============     ============      =========      ===========          ==========
   Reserve for excess and
      obsolete inventory..........      $      3,836     $     16,562      $      --      $     5,657(1)       $   14,741
                                        ============     ============      =========      ===========          ==========
Year Ended September 30,
   1997:
   Allowance for doubtful
      accounts....................      $      1,400     $      1,924      $      --      $       608(1)       $    2,716
                                        ------------     ------------      ---------      -----------          ----------
   Reserve for excess and
      obsolete inventory..........      $      3,960     $      1,435      $      --      $     1,559(1)       $    3,836
                                        ------------     ------------      ---------      -----------          ----------

(1)     Amounts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on the 29th day of December, 1999.

                                        ROBOTIC VISION SYSTEMS, INC.

                                        By: /s/   PAT V. COSTA
                                            Pat V. Costa
                                            Chairman, President and
                                            Chief Executive Officer

                                POWER OF ATTORNEY

         Each of the undersigned officers and directors of ROBOTIC VISION SYSTEMS, INC. hereby constitutes and appoints each of PAT V. COSTA and FRANK D. EDWARDS as true and lawful, attorney-in-fact and agent with full power of substitution and resubstitution, for him in his name in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and to prepare any and all exhibits thereto, and other documents in connection therewith, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done to enable ROBOTIC VISION SYSTEMS, INC. to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                                               DATE
              ---------                                -----                                               ----
        /s/  PAT V. COSTA                   Chairman, President and Chief                             December 29, 1999
        Pat V. Costa                          Executive Officer
                                              (Principal Executive Officer)

        /s/  FRANK D. EDWARDS               Chief Financial Officer and                               December 29, 1999
        Frank D. Edwards                      Treasurer (Principal Financial
                                              and Accounting Officer)

        /s/  HOWARD STERN                   Director                                                  December 29, 1999
        Howard Stern

                                            Director
        Frank DiPietro

        /s/  JAY M. HAFT                    Director                                                  December 29, 1999
        Jay M. Haft

                                            Director
        Tomas Kohn


        /s/ DONALD J. KRAMER                Director
        Donald J. Kramer                                                                              December 29, 1999

                                            Director
        Mark J. Lerner

        /s/  ROBERT H. WALKER               Director                                                  December 29, 1999
        Robert H. Walker