Form 10-K/A
period 1999-09-30
ROBOTIC VISION SYSTEMS INC
filed 2000-01-28
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                  FORM 10-K/A-1
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 9


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___  No ___

         The number of shares outstanding of the Registrant's common stock is 27,432,330 as of December 23, 1999.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $238,472,667 as of December 23, 1999).

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         Set forth below is information concerning each of our directors and executive officers.

NAME                          AGE         POSITIONS AND OFFICES
----                          ---         ---------------------
Pat V. Costa                  56          Chairman of the Board, President,
                                          and Chief Executive Officer
Howard Stern                  61          Senior Vice President and Director
Frank D. Edwards              45          Chief Financial Officer and Secretary
Curtis W. Howes               49          Vice President
John S. O'Brien               45          Vice President
Earl H. Rideout               53          Senior Vice President
Neal H. Sanders               50          Vice President
Frank A. DiPietro             73          Director
Jay M. Haft                   64          Director
Tomas Kohn                    58          Director
Donald J. Kramer              67          Director
Mark J. Lerner                47          Director
Robert H. Walker              65          Director

         Pat V. Costa has served as our president, chief executive officer and chairman of our board of directors since 1984. Previously and from 1977, Mr. Costa was employed by GCA Corporation, most recently in the capacity of executive vice president. GCA was engaged in the manufacturing of various electronic instrumentation equipment and systems.

         Howard Stern has been our senior vice president and technical director since 1984. Previously and from 1981, he was a vice president. Mr. Stern has been a director since 1981.

         Frank D. Edwards joined us in March 1999 as our corporate vice president of finance, secretary and chief financial officer. Prior to joining us and since 1986, he was employed by Electronic Designs, Inc. Most recently, until that company's merger with Bowmar Instrument Corporation in October 1998, he was senior vice president and chief financial officer and a member of its board.

         Curtis W. Howes joined us in May 1997 as corporate vice president of automatic identification. From 1991 to 1997, he was employed by Intermec Corporation, most recently as general manager of Intermec's imaging systems division, which designed, manufactured and sold vision-based products for symbology reading.

         John S. O'Brien joined us in February 1997 as corporate vice president of human resources. Previously and from 1990, he was vice president, human resources and chief financial officer of Charles River Data Systems, an imbedded systems developer and manufacturer.

         Earl H. Rideout has been corporate senior vice president of our Semiconductor Equipment Group since January 1997. Previously and from 1989 he was vice president/general manager of our Electronics Division.

         Neal H. Sanders joined us in February 1999 as corporate vice president of corporate communications and investor relations and is vice president of corporate development. From 1980 through 1998, he held comparable positions at Analog Devices, Inc., Bolt Beranek and Newman, Inc., Information Analysis, Inc. and Microdyne Corporation.

         Frank A. DiPietro has been a director since 1992. Mr. Dipietro began his career with General Motors Corporation in 1944. During his forty-six year career with General Motors, he was actively involved in automobile assembly and manufacturing engineering systems. He retired in 1990 and continues as a consultant in laser systems in several industries, most recently for the University of Michigan in evaluating laser applications in the global auto industry. At the time of his retirement, Mr. DiPietro held the position of director of manufacturing engineering, Chevrolet-Pontiac-Canada car group for General Motors. In 1996, he was elected to the position of director-at-large for the Society of Manufacturing Engineers.

         Jay M. Haft has been a practicing attorney for over 30 years and a strategic and financial consultant for growth stage companies. Mr. Haft, who has been a director since 1977, also serves as chairman of NCT Group, Inc., a publicly traded company. He is a managing general partner of GenAm "1" Venture Fund, an international venture capital fund. Mr. Haft is also a director of numerous other public and private corporations. From 1989 until 1994, he was a partner of Parker Duryee Rosoff & Haft in New York, New York. He is currently of counsel to such firm.

         Tomas Kohn, a director since 1997, has been a professor of management at Boston University's School of Management in the undergraduate, MBA, and executive MBA programs since 1988. Dr. Kohn is the chairman of Conduit del Ecuador, a steel tubing manufacturer, and a member of the board of Ideal-Alambrec, a steel wire manufacturer, both in Quito, Ecuador. He has held these positions since 1974 and 1972, respectively. From 1987 until our acquisition of Computer Identics in 1996, Dr. Kohn was a member of Computer Identics' board, and its chairman since 1992. From 1986 until 1995, Dr. Kohn was a member of the board of N.V. Bekaert S.A., the world's largest independent steel wire manufacturer. N.V. Bekaert was a major shareholder of Computer Identics.

         Donald J. Kramer was chairman of Acuity Imaging Inc. from 1994 until our acquisition of Acuity in 1995, at which time he became one of our directors. Mr. Kramer served as a director of Itran Corp. from 1982 until its merger with Automatix in 1994, at which time the merger survivor assumed the Acuity name. Mr. Kramer is a private investor and was a special limited partner of TA Associates, a private equity capital firm located in Boston, Massachusetts, from January 1990 to March 1996. For the previous five years, Mr. Kramer was a general partner of TA Associates. In January 1997, Mr. Kramer was elected to the board of publicly-owned Micro Component Technology, Inc.

         Mark J. Lerner, a director since 1994, has been president of Morgen, Evan & Company, Inc., an investment banking firm which specializes on Japanese-U.S. transactions, since 1992. Previously and from 1990, he was a managing director at Chase Manhattan Bank where he headed the Japan corporate finance group. From 1982 to 1990 Mr. Lerner worked in the investment banking division of Merrill Lynch as head of its Japan group, coordinating its New York-based Japanese activities with professionals in Tokyo and London.

         Robert H. Walker, a director since 1990, was, before his retirement in March 1998, our executive vice president and secretary-treasurer, a position he had held since 1986. From 1984 to 1986 he was our senior vice president. From 1983 to 1985 he also served as our treasurer. Mr. Walker is also a director of Tel Instrument Electronics Corporation, a publicly-owned company.

         All directors hold office until the next annual meeting of stockholders and election and qualification of their successors. Executive officers are elected annually by our board to hold office until the first meeting of our board following the next annual meeting of stockholders and until their successors are chosen and qualified.

COMPLIANCE WITH SECTION 16(A) OF SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rule to furnish us with copies of all
Section 16(a) forms they file.

         Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended September 30, 1999, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with except that Messrs. Costa, Rideout and Lerner were each not timely in their filing of one monthly report of one transaction.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         Set forth below is the aggregate compensation for services rendered to us in all capacities during our fiscal years ended September 30, 1999, 1998 and 1997 by our chief executive officer, each of our four other most highly compensated executive officers whose compensation exceeded $100,000 during our fiscal year ended September 30, 1999 and one other executive officer who would have been disclosed had he been employed by us at the fiscal year end.

                           SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                        ----------------------------------------  --------------------------------
                                                                                          AWARDS          PAYOUTS
                                                                                  ---------------------  ---------
                                                                          OTHER                            LONG        ALL
NAME AND                                                                 ANNUAL   RESTRICTED               TERM        OTHER
PRINCIPAL                                                                COMPEN-    STOCK     NUMBER OF  INCENTIVE    COMPEN-
POSITION                                YEAR      SALARY     BONUS(1)    SATION     AWARDS     OPTIONS    PAYOUT     SATION(2)
--------                                ----      ------     --------    -------  ----------  ---------  ---------   ---------
Pat V. Costa ....................       1999     $315,016    $   --                   --        --          --       $ 11,827
   Chief executive                      1998      315,016      55,000       --        --        --          --          2,400
   officer                              1997      293,478      50,000       --        --        --          --          2,375

Frank D. Edwards(3) .............       1999     $100,962    $   --         --        --        --          --       $   --
   Chief financial officer

Curtis W. Howes .................       1999     $227,127    $   --         --        --        --          --       $ 41,467(4)
   Vice president                       1998      143,616      20,000       --        --        --          --         37,207(4)

Earl H. Rideout .................       1999     $174,539    $ 25,000       --        --        --          --       $  9,965
   Senior vice president                1998      150,010      25,000                 --        --          --           --
                                                                                                                        2,400
                                        1997      143,318      25,000       --        --        --          --          2,400

Howard Stern ....................       1999     $168,180    $   --         --        --        --          --       $  6,600
   Senior vice president                1998      165,006      30,000       --        --        --          --          2,400
                                        1997      159,625      30,000       --        --        --          --          2,375

John J. Arcari(5) ...............       1999     $193,178    $   --         --        --        --          --       $   --
   Former chief financial officer       1998      175,008       5,000       --        --        --          --           --


(1) Represents amounts earned in the prior fiscal year which were paid in the fiscal year shown. There were no bonuses earned for the fiscal year ended September 30, 1999.

(2) Represents accrued and vested payments under our retirement investment plan. Also represents 1999 vehicle allowances for each of Messrs. Costa, Rideout and Stern.

(3)      Mr. Edwards joined us in March 1999.

(4)      Represents relocation allowance for Mr. Howes and his family.

(5) Mr. Arcari joined us in August 1997. He resigned in March 1999. Mr. Arcari's 1999 salary includes $97,601 in severance payments.


                        OPTION GRANTS IN LAST FISCAL YEAR

         Set forth below is information with respect to our grants of stock options during our fiscal year ended September 30, 1999 to each of the named persons in the summary compensation table above.


                                         PERCENT OF
                        NUMBER OF      TOTAL OPTIONS
                        SECURITIES        GRANTED
                        UNDERLYING      TO EMPLOYEES     EXERCISE
                         OPTIONS         IN FISCAL       PRICE PER     EXPIRATION      PRESENT
NAME                     GRANTED           YEAR            SHARE          DATE         VALUE(1)
----                    ----------     -------------     ---------     ----------      --------
Pat V. Costa             300,000           21.02%        $   2.50        6/9/09        $920,555
Frank D. Edwards         100,000            7.01%        $   2.29        4/1/05        $310,604
Curtis Howes              26,666            1.87%        $   2.04        5/4/05        $ 84,091
Earl H. Rideout            3,871            0.27%        $   2.04        5/4/05        $ 12,207
Howard Stern                --               -- %        $    --           --          $   --
John Arcari                 --               -- %        $    --           --          $   --

----------

(1) Computed in accordance with the Black-Scholes option pricing model utilizing the following assumptions: volatility of 95%, risk-free interest rate of 6.02% and an expected life of five years.


     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

         Set forth below is further information with respect to unexercised and exercised options to purchase our common stock under our stock option plans.


                                                                                            VALUE OF UNEXERCISED
                          SHARES                          NUMBER OF UNEXERCISED             IN-THE MONEY OPTIONS
                         ACQUIRED                     OPTIONS AT SEPTEMBER 30, 1999       AT SEPTEMBER 30,1999(1)

                        ON EXERCISE       VALUE       -----------------------------   -------------------------------
NAME                    OF OPTIONS      REALIZED     EXERCISABLE     UNEXERCISABLE   EXERCISABLE       UNEXERCISABLE
----                    -----------     -----------   -----------     -------------   -----------       -------------
Pat V. Costa                --            --           207,326            609,699      $397,086            $393,000
Frank D. Edwards            --            --              --              100,000      $   --              $152,000
Curtis W. Howes             --            --            13,336             46,664      $   --              $ 47,199
Earl H. Rideout             --            --            39,847             39,024        75,733            $ 23,846
Howard Stern                --            --            30,000             45,970      $  9,750            $   --
John Arcari                 --            --            20,000               --        $   --              $   --

     (1) Based on the September 30, 1999 fair market value of $3.81 per share less the cost of excercise.

                                PENSION BENEFITS

The following table sets forth the estimated annual plan benefits payable upon retirement in 2000 at age sixty-five after fifteen, twenty, twenty-five, thirty and thirty-five years of credited service.


                                                                Years of Service
                                 ---------------------------------------------------------------------------
    Remuneration                    15                 20               25              30              35
    ------------                 ---------------------------------------------------------------------------
         $100,000......          $19,835            $26,447          $33,059         $33,059         $33,059
          125,000......           25,535             34,047           42,559          42,559          42,559
          150,000......           31,235             41,647           52,059          52,059          52,059
          175,000......           33,635             44,847           56,059          56,059          56,059
          200,000......           33,635             44,847           56,059          56,059          56,059
          225,000......           33,635             44,847           56,059          56,059          56,059
          250,000......           33,635             44,847           56,059          56,059          56,059
          300,000......           33,635             44,847           56,059          56,059          56,059
          400,000......           33,635             44,847           56,059          56,059          56,059
          500,000......           33,635             44,847           56,059          56,059          56,059


         The amount of compensation covered by our pension plan is determined in accordance with rules established by the internal revenue service and includes all dollar items shown on the summary compensation table with the exception of 401(k) contributions. Effective with the fiscal year beginning October 1, 1998, for purposes of calculating the pension benefit, earnings are limited to $160,000, as adjusted for any cost of living increases authorized by the internal revenue code. This earnings limit will continue to be $170,000 for calendar year 2000.

         At September 30, 1999, Messrs. Costa, Rideout and Stern had, respectively, 15, 11 and 28 years of credited service with us.

         A participant in the pension plan will receive retirement income based on 23% of his final average salary up to his applicable social security covered compensation level plus 38% of any excess, reduced proportionately for less than twenty-five years of credited service at normal retirement at age 65, subject to the $160,000 limit described above. Final average salary is defined in the pension plan as the average of a participant's total compensation during the five consecutive calendar years in the ten calendar year period prior to his normal retirement date which produces the highest average. A participant is 100% vested in his accrued pension benefit after five years of service as defined in the pension plan. No person who became our employee after October 31, 1996 is eligible to participate in the pension plan.


EMPLOYMENT AGREEMENTS

         Mr. Pat Costa is employed as our chief executive officer and president under an indefinite term agreement which currently provides for an annual base salary of $315,000. Pursuant to the terms of his employment agreement, Mr. Costa has been granted certain rights in the event of the termination of his employment or upon the occurrence of a change in our control. Specifically, in the event of termination for any reason other than for cause and other than voluntarily, Mr. Costa will be entitled to the continuance of salary and certain fringe benefits for a period of twelve months and may exercise all outstanding stock options which are exercisable during the twelve-month period following termination at any time within such twelve-month period. In the event of termination of Mr. Costa's employment for any reason whatsoever within six months after a change in our control (as defined in his employment agreement), Mr. Costa will be entitled to then receive a lump sum payment equal to 2.99 times his average annual compensation that had been paid to him over the five-year period preceding the year in which the change of control occurs and may exercise all outstanding stock options, regardless of when otherwise exercisable, during the six-month period following such termination.

         We have also granted certain rights in the event of termination of employment to Messrs. Edwards, Howes, Rideout and Stern. In the event of involuntary termination other than for cause, each officer will be given six months severance pay and continued benefits. In addition, we have agreed to provide a maximum of one hundred days' advance written notice to Mr. Stern in the event we should desire to terminate his employment other than for cause. In such event, he shall be entitled to exercise all outstanding stock options, regardless of when otherwise exercisable, during a specified period following such termination.

DIRECTORS COMPENSATION

         During the fiscal year ended September 30, 1999, directors who were not otherwise our employees were compensated at the rate of $1,500 for attendance at each one-day and $2,500 for each two-day meeting of our board or any committee thereof; and $200 for participation at a telephonic meeting or execution of a consent in lieu of a meeting. In addition, outside directors are granted stock options periodically, typically on a yearly basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended September 30, 1999, the following officers and former officers participated in discussions concerning executive officer compensation: Pat V. Costa, Frank D. Edwards, Howard Stern, Robert H. Walker and John J. Arcari. Each of the named participants recused himself in discussions concerning his own compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of our common stock as of December 31, 1999 by

         -        each director;

         - each person known by us to own beneficially 5% or more of our common stock;

         - each officer named in the summary compensation table elsewhere in this report; and

         -        all directors and executive officers as a group:


                                    NUMBER OF SHARES
     NAME AND                       OF COMMON STOCK
     ADDRESS                          BENEFICIALLY                     PERCENT
BENEFICIAL OWNER(1)                    OWNED (2)                       OF CLASS
-------------------                 ----------------                   --------
Pat V. Costa                           698,626(3)                       2.55%

Frank A. DiPietro                       68,925(4)                       *

Jay M. Haft                            503,497(5)                       1.84%

Tomas Kohn                              54,416(6)                       *

Donald J. Kramer                        29,035(7)                       *

Mark J. Lerner                          82,392(8)                       *

Howard Stern                           113,948(9)                       *

Robert H. Walker                       111,444(10)                      *

Frank D. Edwards                        10,000                          *

Curtis W. Howes                         13,836(11)                      *

Earl H. Rideout                         40,155(12)                      *

John J. Arcari                             -0-                          -

Kenneth C. Griffin
  c/o Citadel Limited
  Partnership(12
  225 West Washington St.
  Chicago, IL 60606                       3,009,253(13)                 10.00%


All current executive
 officers and directors
 as a group (13 persons)                   1,740,608(14)(15)             6.35%


----------
*        Denotes less than 1%.

(1) Except as otherwise indicated, the address of each beneficial owner is 5 Shawmut Road, Canton, Massachusetts 02021.

(2) Except as otherwise indicated, includes shares underlying currently exercisable options and warrants as well as those options and warrants which will become exercisable within 60 days of December 31, 1999. Except as otherwise indicated, the named persons herein have sole voting and dispositive power with respect to beneficially owned shares.

(3) Includes 667,025 shares underlying options and 1,601 vested shares held under our retirement investment plan.

(4) Includes 13,598 shares underlying options; also includes 32,249 shares owned of record by Mr. DiPietro's spouse.

(5) Includes 35,598 shares underlying options; also includes 399,078 shares owned of record by Mr. Haft's spouse and 7,666 shares held indirectly in a retirement trust.

(6) Includes 3,000 shares underlying options; also includes 1,684 shares owned of record by Mr. Kohn's spouse.

(7) Includes 11,802 shares underlying options; also includes 10,000 shares held indirectly in an irrevocable trust with Mr. Kramer's spouse as trustee. Mr. Kramer disclaims any interest in these shares.

(8) Includes 60,999 shares underlying warrants held by Morgen, Evan & Company, Inc., of which Mr. Lerner is the principal owner; also includes 18,598 shares underlying options.

(9) Includes 60,970 shares underlying options and 6,148 vested shares held under our retirement investment plan.

(10) Includes 52,341 shares underlying options and 20,632 shares indirectly in a retirement account.

(11)     Includes 13,336 shares underlying options.

(12) Includes 39,847 shares underlying options and 308 vested shares held under our retirement investment plan.

(13) Citadel Limited Partnership has informed us that Fisher Capital Ltd., Wingate Capital Ltd., Olympus Securities Ltd. and NP Partners beneficially own, as of September 1, 1999, 2,862,201, 1,695,185,
         30,900 and 18,100 of our shares, or an aggregate of 4,606,386 shares, including shares underlying prepaid warrants, incentive warrants and other warrants currently exercisable and exercisable within 60 days of December 31, 1999. Each holder of prepaid warrants is prohibited from exercising such warrants if exercise would cause the holder and its affiliates to own a number of shares which, when added to the number of shares of common stock beneficially owned 60 days prior to the date of such exercise plus any shares which were acquired during the 60 day period, would be in excess of 10% of our common stock outstanding immediately following such exercise. Therefore, the maximum number of shares of our common stock that can be beneficially owned by Fisher, Wingate, Olympus and NP Partners in the aggregate is 3,009,253 shares.

         Citadel has also informed us that:

         - Wellington Partners Limited Partnership is the sole shareholder of Wingate and the sole member of WNPH, L.L.C.;

         -        WNPH and WCH, L.L.C. are the general partners of NP Partners;

         - Kensington Global Strategies Fund, Ltd. is the sole shareholder of Fisher and Olympus;

         - Citadel Limited Partnership is the general partner of Wellington, the portfolio manager of Kensington, and the sole member of WCH;

         - GLB Partners, L.P. is the general partner of Citadel Limited Partnership;

         - Citadel Investment Group, L.L.C. is the general partner of GLB; and

         - Kenneth C. Griffin is the sole member and manager of Citadel Investment Group.

         Citadel has also informed us that Kenneth C. Griffin, Citadel Limited Partnership and each of the Citadel entities disclaims beneficial ownership of the shares of common stock held by the other Citadel entities.

(14) Includes an aggregate of 986,448 shares underlying options and warrants.

(15) Includes an aggregate of 8,057 vested shares held in our investment retirement plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Mark J. Lerner, one of our directors, is president of Morgen, Evan. Mr. Lerner, through Morgen, Evan, provided consultation services relative to our international marketing and sales efforts. In accordance with an agreement dated December 1993, which was prior to his becoming one of our directors, during the fiscal years ended September 30, 1996, September 30, 1997, and September 30, 1998, we compensated Mr. Lerner, through Morgen, Evan, in cash in the amounts of $87,369, $62,390, and $9,800, respectively, as well as with four-year warrants, at exercise prices of $12.88, $13.13, and $2.57, respectively, to acquire an aggregate of 42,434, 2,565, and 18,000 shares of the common stock, respectively. All warrants were issued at the fair market value of our common stock on the date of grant. We believe that the compensation paid to Morgen, Evan was no greater than what would have had to be paid to an unaffiliated person for substantially similar services.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROBOTIC VISION SYSTEMS, INC.


Dated: January 28, 2000                  By: /s/Pat V. Costa
                                             -----------------------------
                                             Pat V. Costa
                                             Chairman, President and Chief
                                             Executive Officer