Form 10-Q
period 1999-12-31
ROBOTIC VISION SYSTEMS INC
filed 2000-02-02
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1999                Commission File Number 0-8623
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_   No


Number of shares of Common Stock outstanding
as of January 26, 2000                                                27,585,047


                                                                  No of Pages 12
                                                                              --

PART 1. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements


                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                                 1999                1999
                                                                             ------------        -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents ........................................          $   2,367           $   6,293
  Accounts receivable, net .........................................             45,258              37,502
  Inventories ......................................................             33,535              32,553
  Prepaid expenses and other current assets ........................              2,524               1,288
                                                                              ---------           ---------
    Total current assets ...........................................             83,684              77,636
  Plant and equipment, net .........................................             11,693              12,281
  Deferred income taxes ............................................              8,820               8,820
  Goodwill, net of accumulated amortization of $1,564 and $1,434 ...              5,120               5,250
  Software development costs, net ..................................             14,158              13,965
  Other assets .....................................................              7,062               5,249
                                                                              ---------           ---------
                                                                              $ 130,537           $ 123,201
                                                                              =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt ..............          $  35,561           $  35,627
  Accounts payable .................................................             24,819              21,093
  Accrued expenses and other current liabilities ...................             16,573              16,531
                                                                              ---------           ---------
    Total current liabilities ......................................             76,953              73,251
  Long-term debt ...................................................              4,755               2,855
                                                                              ---------           ---------
    Total liabilities ..............................................             81,708              76,106
  Commitments and contingencies ....................................                 --                  --
  Prepaid warrants .................................................              9,298               9,105
  Stockholders' Equity:
  Common stock $0.01 par value; shares authorized 75,000; issued and
   outstanding Dec 1999 - 27,438 and Sep 1999 - 27,354 .............                274                 274
  Additional paid-in capital .......................................            179,883             179,466
  Accumulated deficit ..............................................           (140,551)           (141,683)
  Accumulated other comprehensive income ...........................                (75)                (67)
                                                                              ---------           ---------
    Total stockholders' equity .....................................             39,531              37,990
                                                                              ---------           ---------
                                                                              $ 130,537           $ 123,201
                                                                              =========           =========

See notes to consolidated financial statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                   1999              1998
                                                                   ----              ----
Revenues ..............................................          $ 47,080          $ 29,405
Cost of revenues ......................................            26,256            16,834
                                                                 --------          --------
  Gross profit ........................................            20,824            12,571
                                                                 --------          --------
Operating costs and expenses:
Research and development expenses .....................             5,863             5,590
Selling, general and administrative expenses ..........            12,537            11,216
                                                                 --------          --------
  Income (loss) from expenses .........................             2,424            (4,235)
Gain on sale of assets ................................                --            (2,798)
Interest expense, net .................................             1,071               835
                                                                 --------          --------
  Income (loss) before income taxes ...................             1,353            (2,272)
Provision (benefit) for income taxes ..................                27                --
                                                                 --------          --------
  Net income (loss) ...................................             1,326            (2,272)
Premium on prepaid warrants ...........................               193                --
                                                                 --------          --------
  Net income (loss) attributable to common stockholders          $  1,133          $ (2,272)
Net income (loss) per share
  Basic ...............................................          $   0.04          $  (0.09)
  Diluted .............................................          $   0.04          $  (0.09)
Weighted Average shares
  Basic ...............................................            27,373            24,876
  Diluted .............................................            30,492            24,876

See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 and 1998
                                 (IN THOUSANDS)



                                                                                     1999              1998
                                                                                     ----              ----
OPERATING ACTIVITIES:
Net income (loss) .......................................................          $ 1,326           $(2,272)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
  Depreciation and amortization .........................................            2,396             2,632
  Gain on sale of assets ................................................               --            (2,798)
  Changes in operating assets and liabilities (net of effects of business acquired)
    Accounts receivable .................................................           (7,756)            1,830
    Inventories .........................................................             (982)            4,432
    Prepaid expense and other current assets ............................           (1,236)             (241)
    Other assets ........................................................               63              (247)
    Accounts payable ....................................................            3,726            (1,952)
    Accrued expenses and other current liabilities ......................               42            (1,526)
                                                                                   -------           -------
    Net cash (used in) operating activities .............................           (2,421)             (142)
                                                                                   -------           -------
INVESTING ACTIVITIES:
Additions to plant and equipment, net ...................................             (739)              (46)
Additions to software development costs .................................           (1,009)           (1,501)
Proceeds from sale of assets ............................................               --             4,050
                                                                                   -------           -------
  Net cash (used in) provided by investing activities ...................           (1,748)            2,503
                                                                                   -------           -------
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants ................              416                --
Net payments of short-term borrowings ...................................              (66)           (2,025)
Repayment of long-term borrowings .......................................             (100)             (104)
                                                                                   -------           -------
  Net cash provided by (used in) financing activities ...................              250            (2,129)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ............               (7)               --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................           (3,926)              232
CASH AND CASH EQUIVALENTS:
  Beginning of year .....................................................            6,293             2,421
                                                                                   -------           -------
  End of period .........................................................          $ 2,367           $ 2,653
                                                                                   -------           -------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid ...........................................................          $ 1,985           $   835
                                                                                   -------           -------
Taxes paid ..............................................................          $    --           $    --
                                                                                   -------           -------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of subordinated note payable in connection with asset purchase
agreement ...............................................................          $ 2,000           $    --
                                                                                   -------           -------

See notes to consolidated financial statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (in thousands, except per share amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheet of Robotic Vision Systems, Inc., and Subsidiaries (The "Company") as of December 31, 1999, the Consolidated Statements of Operations for the three month periods ended December 31, 1999 and 1998 and the Consolidated Statements of Cash Flows for the three month periods ended December 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 31, 1999 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

     Inventories at December 31, 1999 and September 30, 1999 consisted of the following:

                     December 31, 1999       September 30, 1999
                     -----------------       ------------------

Raw Materials            $17,978                  $16,817
Work-in-Process            7,322                    7,360
Finished Goods             8,235                    8,376
                         -------                  -------

          Total          $33,535                  $32,553
                         =======                  =======

3. NOTES PAYABLE

     The Company has a revolving credit agreement with three domestic banks which is collateralized by substantially all of the domestic tangible and intangible assets of the Company. The agreement expires on March 17, 2000. At December 31, 1999, the Company had borrowings of $35,325 outstanding, which reflect the maximum commitment under the agreement and currently bears interest at the prime rate plus 2% or 10.5%. The agreement contains certain financial covenants, including minimum levels of profitability, liquidity and net worth. In the third quarter of fiscal 1999, the agreement was amended to establish new financial covenants, with which the Company is currently in compliance. The Company is working to replace the revolving credit agreement.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    (in thousands, except per share amounts)

4. SALE OF PRODUCT LINE

     In December 1998, the Company sold its Aircraft Safety product line to a subsidiary of B.F. Goodrich for $4,050 in cash. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction, resulting in a gain of $2,798. Proceeds from the sale were used for working capital requirements and to repay $2,025 of outstanding bank debt.

5. EARNINGS PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations for earnings per share for the three months ended December 31, 1999 and 1998 are as follows:

                                                                                    1999               1998
                                                                                    ----               ----

Net income (loss) ..............................................................  $  1,133           $ (2,272)
                                                                                  --------           --------
Weighted average number of common shares - basic ...............................    27,373             24,876
Assumed number of shares issued from common share equivalents ..................     3,119                 --
                                                                                  --------           --------
Weighted average number of common and common equivalent shares - diluted........    30,492             24,876
                                                                                  --------           --------
Net income (loss) per share - basic ............................................  $   0.04           $  (0.09)
                                                                                  --------           --------
Net income (loss) per share - diluted ..........................................  $   0.04           $  (0.09)
                                                                                  --------           --------

For the three months ended December 31, 1998, any such common stock equivalents were anti-dilutive due to the loss for the period. For the three months ended December 31, 1999 and 1998, the Company had potential common shares equivalents excluded from the earnings per share calculations of 4,161 and 3,688 respectively, as they were considered anti-dilutive.

6. COMPREHENSIVE INCOME (LOSS)

     Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Currently, in addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the three months ended December 31, 1999 and 1998, total comprehensive income (loss) of $1,125 and $(2,272), respectively, included net income (loss) of $1,133 and $(2,272), respectively, and foreign currency translation adjustments of $(8) and $0, respectively.

7. SEGMENT INFORMATION

     The Company operates in two reporting segments servicing the machine visions industry. Intersegment sales by the Acuity CiMatrix division were $378 and $467 for the first quarter of fiscal 1999 and 1998, respectively. Other income (loss) is comprised of corporate general and administrative expenses. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The Company's strategy is to maximize the synergies between the segments. As such, the Company generally manages its resources on an enterprise-wide basis, taking into account segment information along with information about resources shared in cooperative programs among the segments. The following table presents information about the Company's reportable segments for the quarters ended December 31:

                                                             1999               1998
                                                             ----               ----

REVENUES:

Semiconductor Equipment .........................          $ 35,272           $ 17,722
Acuity CiMatrix .................................            11,808             11,683
                                                           --------           --------
Total Revenues ..................................          $ 47,080           $ 29,405
                                                           --------           --------

INCOME (LOSS) FROM OPERATIONS

Semiconductor Equipment .........................          $  3,826           $ (2,084)
Acuity CiMatrix .................................              (121)            (1,062)
Other ...........................................            (1,280)            (1,089)
                                                           --------           --------
Total income (loss) from operations..............          $  2,424           $ (4,235)
                                                           --------           --------

DEPRECIATION AND AMORTIZATION

Semiconductor Equipment .........................          $  1,777           $  1,998
Acuity CiMatrix .................................               619                634
                                                           --------           --------
Total depreciation and amortization..............          $  2,396           $  2,632
                                                           --------           --------

8. ACQUISITION OF INTELLECTUAL PROPERTY RIGHTS

     In December 1998, Acuity CiMatrix introduced the MXi, the first hand-held imager for reading direct part marks, 1-D barcodes and new digital 2-D symbologies, such as the Data Matrix code. The MXi is a result of a joint development and marketing arrangement with Polaroid. In November 1999, the Company acquired Polaroid's interest in the MXi, including all relevant intellectual property rights, for $2.0 million and the Company's agreement to pay Polaroid a 10-year royalty upon net sales of the MXi. The Company's $2.0 million obligation to Polaroid is evidenced by a five-year subordinated note, which bears interest at 11% and is payable at maturity. The note is convertible into shares of the Company's common stock at $8.00 per share if conversion were to occur on or before November 10, 2004 and, thereafter, the higher of $4.25 or the then fair market value per share. The Company concurrently entered into an agreement with Polaroid calling for it to manufacture this product on the Company's behalf.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 1999 Compared to
Three Months Ended December 31, 1998

RESULTS OF OPERATIONS

     Revenues were $47.1 million in the three months ended December 31, 1999 compared to $29.4 million in the three months ended December 31, 1998, an increase of 60.1%. The increase in revenues year-to-year was associated with the increased levels of revenues for semiconductor inspection and handling equipment. In the three months ended December 31, 1999, revenues for the Company's Semiconductor Equipment Group represented 74.9% of total revenues, compared to 60.3% of total revenues in the three months ended December 31, 1998.

     Revenues of $47.1 million in the three months ended December 31, 1999 were 17% higher than revenues of $40.3 million in the three months ended September 30, 1999. The increase in revenues sequentially was primarily related to the increased levels of orders and revenues for semiconductor inspection and handling equipment.

     The Company's orders were $55.9 million, 17.4% higher than the fourth quarter of fiscal 1999 and were approximately 77.3% higher that the three months ended December 31, 1998. The orders increase was related to the same factors that affected revenues.

     The gross profit margin was 44.2% of revenues in the three months ended December 31, 1999 compared to 42.8% of revenues in the three months ended December 31, 1998. The higher gross profit margin year-to-year primarily reflects the impact of lower fixed costs as a percentage of the higher level of sales attributable to the Semiconductor Equipment Group.

     Research and development expenses were $5.9 million, or 12.5% of revenues, in the three months ended December 31, 1999, compared to $5.6 million, or 19.0% of revenues, in the three months ended December 31, 1998. The Company has continued to invest in new product development, including new semiconductor inspection and component handling systems, as well as enhancing its 1-D barcode reading products and expanding its new matching vision platform, Visionscape. In the three months ended December 31, 1999, the Company capitalized $1.0 million in software development costs under Statement of Financial Accounting Standards No. 86, compared to $1.4 million in the three months ended December 31, 1998.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     Selling, general and administrative expenses were $12.5 million, or 26.6% of revenues, in the three months ended December 31, 1999, compared to $11.2 million, or 38.1% of revenues, in the three months ended December 31, 1998. The higher level of expenses reflects a combination of the higher level of litigation costs and a higher level of variable selling expenses associated with the increase in revenues.

     In fiscal 1999, the Company sold its Aircraft Safety division to a subsidiary of B.F. Goodrich for $4.05 million in cash. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction, resulting in a gain of $2.8 million. Proceeds from the sale were used for working capital requirements and to repay $2.0 million of outstanding bank debt.

     Net interest expense was $1.1 million in the three months ended December 31, 1999, compared to $0.8 million in the three months ended December 31, 1998. The increase in interest expense primarily reflects a higher interest rate charged on bank borrowings.

     The tax provision for the three months ended December 31, 1999 reflected minimum federal income taxes. There was no tax provision in the three months ended December 31, 1998, due to the loss in that fiscal quarter.

     Net income attributable to common stockholders was $1.1 million, or $0.04 per share, compared with a net loss of $2.3 million, or $0.09 per share, for the three months ended December 31, 1998. Excluding the $2.8 million gain from the sale of the Company's Aircraft Safety division, the net loss for the three months ended December 31, 1998 was $5.1 million, or $0.20 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased $3.9 million, to $2.4 million, in the three months ended December 31, 1999, as a result of $2.4 million of net cash used in operating activities, $1.7 million of net cash used in investing activities and $0.3 million of net cash provided by financing activities.

     The $2.4 million of net cash used in operating activities was primarily a result of an increase in accounts receivable of $7.8 million and a $1.0 million increase in inventories, which was partially offset by the current quarter's net income $1.3 million, depreciation and amortization of $2.4 million and a $3.7 million increase in accounts payable.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Additions to plant and equipment were $0.7 million in the three months ended December 31, 1999, as compared to $0.05 million the three months ended December 31, 1998. The capitalized software development costs in the three months ended December 31, 1999 were $1.0 million, which were slightly above the amortization charge of $0.8 million.

     At December 31, 1999, the Company had borrowings of $35.5 million outstanding under its revolving credit agreement with its domestic tangible and intangible assets. Borrowings under the agreement currently bear interest at the prime rate, plus two percent. During the third quarter of fiscal 1999, we amended our credit agreement with our banks to waive compliance with certain financial covenants through March 31, 1999 and to establish new financial covenants for the balance of the term of the loan. The Company must either repay its total bank indebtedness prior to March 17, 2000, negotiate an extension of its bank credit facility or obtain replacement financing. Management cannot assure investors that it will be able to do so. In conjunction with the amendment to the credit agreement, the Company issued warrants to is lending banks covering 750,000 shares, at an exercise price of $3.96 per share, of which 250,000 warrants were immediately exercisable. All, or a portion, of the remaining 500,000 warrants are only exercisable if the loading banks extend the credit agreement beyond the original maturity date for pre-determined periods. The Company is currently working to replace this revolving credit facility.

     Management believes that through a combination of obtaining additional external capital and improvements in working capital and either the renegotiation of the Company's bank credit facility or its replacement with alternative bank financing, the Company will have sufficient liquidity to fun its cash requirements for at leas the next 12 months. Given the significant upturn in both revenues and bookings experienced by the Company's Semiconductor Equipment Group in the latter months of fiscal 1999 and the continuation of the trend into the first quarter of fiscal 2000, management believes that the Company's banks will forebear from initiating any default declaration for a reasonable period of time if the Company is unable to either renegotiate or replace its current bank credit facility prior to its expiration on March 17, 2000. However, in the absence of such forbearance and if a default is declared by the Company's banks, it is likely that the Company's cash resources would be severely constrained. On January 19, 2000, the Company filed a registration statement to sell 5.0 million shares of the Company's common stock. Management believes that the completion of that offering would enable the Company to repay remaining outstanding indebtedness under the bank credit facility and facilitate in the renegotiation of replacement of the facility.

EFFECT OF INFLATION

     Management believes that during the three months ended December 31, 1999 the effect of inflation was not material.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1999, the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the implementation of SFAS No. 133 until our fiscal year ending September 30, 2001. We have not completed our evaluation of the effects of SFAS No. 133.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying revenue recognition in financial statements. The provisions of SAB No. 101 are effective for fiscal years beginning October 1, 2000. The Company has not completed its evaluation of the effects of SAB No. 101.

YEAR 2000 STATUS

     To date, the Company has experienced no failures or disruptions in its internal operating systems, in its products or its third party vendors and suppliers either on or after January 1, 2000. It is possible that future failures or disruptions stemming from Year 2000 issues may yet result and hamper the Company's ability to process transactions, send invoices, accept customer orders or timely provide customers with product services.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in the COmpany's business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on the Company's expectations and are subject to a number risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control, including the following: its principal market is the highly cyclical semiconductor industry which causes a cyclical impact on its financial results; the Company will be in default if it does not repay or replace its banks by March 17, 2000; inadequate cash flows and restrictions in the Company's banking arrangements may impede its production and prevent it from investing sufficient funds in research and development; the Company's return to sustained profitability cannot be assured; the market for semiconductor capital equipment is highly concentrated; economic difficulties encountered by certain of the Company's foreign customers have resulted in order cancellations and reduced collections of outstanding accounts receivable; development of the Company's products requires significant lead time and it may fail to correctly anticipate the technical needs of its markets; the Company's success is dependent on its ability to hire and retain qualified personnel; the large number of shares available for future sale could adversely affect the price of the Company's common stock; The Company's stock price is volatile; and systems failures or miscalculations attributable to the Year 2000 issue could disrupt its future operations.

     Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including those set forth above, describe factors, among others, that could contribute to or cause such differences.

     This 10-Q should be read in conjunction with detailed risk factors in the Company's most recent registration statement, and other risk factors in the Company's annual report on Form 10-K, and other filings with the Securities and Exchange Commission.

                 ROBOTIC VISION SYSTEMS, INC., AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments that potentially subject the Company to concentrations of credit-risk consist principally of cash equivalents and trade receivables. It places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any on institution and has established investment guidelines relative to diversification and maturities designed to be maintain safety and liquidity. The Company's trade receivables result primarily from sales to semiconductors manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are mostly from major corporations, distributors or are supported by letters of credit. The Company maintains reserves for potential credit losses and such losses have been immaterial.

     The Company is exposed to the impact of fluctuation in interest rates, primarily through its borrowing activities. Its policy has been to use U.S. dollar denominated borrowings to fund its working capital requirements. The interest rates on the Company's current borrowings fluctuate with current market rates. The extent of risk associated with an increase in the interest rate on its borrowings is not quantifiable or predictable because of the variability future interest rates and its future financing requirements. At December 31, 1999, the Company had bank borrowings outstanding of $35.3 million, which had a variable interest rate and long-term note payables of $4.8 million with fixed interest rates. Using a yield to maturity analysis and assuming an increase in the interest rate on these borrowings of 105 basis points (10% fluctuation in the rate), interest rate variability on these borrowings would not have a material effect on the Company's financial results.

     The Company is also exposed to the impact of foreign currency fluctuations. During fiscal 1999, most local currencies of its international subsidiaries weakened against the U.S. dollar. Since the Company translates foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on its results. The Company believes that its exposure to currency exchange fluctuation is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During the fiscal 1999, it did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, the fair value of risk-sensitive instruments, and cash flow are immaterial, although the actual effects may differ materially from this hypothetical analysis.

     The Company estimates the fair value of its notes payable and long-term liabilities based on quoted market prices for the same or similar issues or on current rates offered to it for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value.

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


                                                    ROBOTIC VISION SYSTEMS, INC.
                                                    ----------------------------
                                                             Registrant


Dated: February 1, 2000                                  /s/ PAT V. COSTA
                                                    ----------------------------
                                                            PAT V. COSTA
                                                         President and CEO
                                                   (Principal Executive Officer)




Dated: February 1, 2000                                 /s/ FRANK D. EDWARDS
                                                    ----------------------------
                                                          FRANK D. EDWARDS
                                                      Chief Financial Officer
                                                     (Principal Financial and
                                                        Accounting Officer)