Form 10-Q
period 2000-03-31
ROBOTIC VISION SYSTEMS INC
filed 2000-05-12
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000                   Commission File Number 0-8623

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

Registrant's telephone number, including area code (781) 302-2439

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes /x/  No / /

Number of shares of Common Stock outstanding as of May 8, 2000        34,346,758

                                                                  No of Pages 12

PART 1. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                             MARCH 31,     SEPTEMBER 30,
                                                                                2000            1999
                                                                             ---------     -------------

                                     ASSETS
Current Assets:
  Cash and cash equivalents ...........................................      $  34,080       $   6,293
  Accounts receivable, net ............................................         55,441          37,502
  Inventories .........................................................         38,592          32,553
  Prepaid expenses and other current assets ...........................          3,558           1,288
                                                                             ---------       ---------
    Total current assets ..............................................        131,671          77,636
  Plant and equipment, net ............................................         12,643          12,281
  Deferred income taxes ...............................................          8,820           8,820
  Goodwill, net .......................................................          4,990           5,250
  Software development costs, net .....................................         14,140          13,965
  Other assets ........................................................          7,066           5,249
                                                                             ---------       ---------
                                                                             $ 179,330       $ 123,201
                                                                             =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt .................      $     233       $  35,627
  Accounts payable ....................................................         26,556          21,093
  Accrued expenses and other current liabilities ......................         15,614          16,531
                                                                             ---------       ---------
    Total current liabilities .........................................         42,403          73,251
  Long-term debt ......................................................          2,676           2,855
                                                                             ---------       ---------
    Total liabilities .................................................         45,079          76,106
  Commitments and contingencies .......................................           --              --
  Prepaid warrants ....................................................          8,644           9,105
  Stockholders' Equity:
  Common stock $0.01 par value; shares authorized 75,000; issued and outstanding March 31,  2000 - 34,003 and
   September 30, 1999 - 27,354..........................................           340             274
  Additional paid-in capital ..........................................        262,791         179,466
  Accumulated deficit .................................................       (137,267)       (141,683)
  Accumulated other comprehensive income ..............................           (257)            (67)
                                                                             ---------       ---------
    Total stockholders' equity ........................................        125,607          37,990
                                                                             ---------       ---------
                                                                             $ 179,330       $ 123,201
                                                                             =========       =========

See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended           Six Months Ended
                                                         March 31,                   March 31,
                                                  ----------------------       ----------------------
                                                    2000          1999           2000          1999
                                                  --------      --------       --------      --------
Revenues ...................................      $ 56,743      $ 27,294       $103,823      $ 56,699
Cost of revenues ...........................        32,013        15,433         58,269        32,267
                                                  --------      --------       --------      --------
  Gross profit .............................        24,730        11,861         45,554        24,432
                                                  --------      --------       --------      --------
Operating costs and expenses:
Research and development expenses ..........         6,604         4,882         12,467        10,472
Selling, general and
  administrative expenses....................       13,886        10,654         26,423        21,870
                                                  --------      --------       --------      --------
  Income (loss) from operations ............         4,240        (3,675)         6,664        (7,910)
Gain on sale of assets .....................          --            (250)          --          (3,048)
Interest expense, net ......................           692           687          1,763         1,522
                                                  --------      --------       --------      --------
  Income (loss) before income taxes ........         3,548        (4,112)         4,901        (6,384)
Provision for income taxes .................            71          --               98          --
                                                  --------      --------       --------      --------
  Net income (loss) ........................         3,477        (4,112)         4,803        (6,384)
                                                  ========      ========       ========      ========
Net income (loss) per share
  Basic ....................................      $   0.11      $  (0.17)      $   0.15      $  (0.26)
                                                  ========      ========       ========      ========
  Diluted ..................................      $   0.09      $  (0.17)      $   0.13      $  (0.26)
                                                  ========      ========       ========      ========
Weighted Average shares
  Basic ....................................        29,782        24,885         28,570        24,881
  Diluted ..................................        39,062        24,885         36,980        24,881

See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Six Months Ended
                                                                                                 March 31,
                                                                                         ------------------------
                                                                                            2000           1999
                                                                                         --------       --------

OPERATING ACTIVITIES:
Net income (loss) .................................................................      $  4,803       $ (6,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities
  Depreciation and amortization ...................................................         5,088          5,277
  Gain on sale of assets ..........................................................          --           (3,048)
  Changes in operating assets and liabilities
    Accounts receivable ...........................................................       (17,939)          (244)
    Inventories ...................................................................        (6,039)         4,301
    Prepaid expense and other current assets ......................................        (2,270)          (141)
    Other assets ..................................................................          (144)          (162)
    Accounts payable ..............................................................         5,463         (2,713)
    Accrued expenses and other current liabilities ................................        (1,794)        (4,912)
                                                                                         --------       --------
    Net cash used in operating activities .........................................       (12,832)        (8,026)
                                                                                         --------       --------

INVESTING ACTIVITIES:
Additions to plant and equipment, net .............................................        (3,022)          (593)
Additions to software development costs ...........................................        (2,071)        (2,702)
Proceeds from sale of assets ......................................................          --            4,300
                                                                                         --------       --------
  Net cash (used in) provided by investing activities .............................        (5,093)         1,005
                                                                                         --------       --------

FINANCING ACTIVITIES:
Proceeds from the issuance of equity placements, net of offering costs ............        79,330          9,686
Proceeds from the exercise of stock options and warrants ..........................         1,961             12
Net payments of short-term borrowings .............................................       (35,394)        (2,112)
Repayment of long-term borrowings .................................................          (179)          (207)
                                                                                         --------       --------
  Net cash provided by financing activities .......................................        45,718          7,379

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......................            (6)          --

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................................        27,787            358
CASH AND CASH EQUIVALENTS:
  Beginning of year ...............................................................         6,293          2,421
                                                                                         --------       --------
  End of period ...................................................................      $ 34,080       $  2,779
                                                                                         --------       --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .....................................................................      $  2,799       $    822
                                                                                         --------       --------
Taxes paid ........................................................................      $     95       $   --
                                                                                         --------       --------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of subordinated note payable in connection with asset purchase agreement .      $  2,000       $   --
                                                                                         --------       --------
Conversion of subordinated note payable and accrued interest into common stock ....      $ (2,067)      $   --
                                                                                         --------       --------

See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Balance Sheet of Robotic Vision Systems, Inc., and Subsidiaries (The "Company") as of March 31, 2000, the Consolidated Statement of Operations for the three and six month periods ended March 31, 2000 and 1999 and the Consolidated Statement of Cash Flows for the six month periods ended March 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements are not necessarily indicative of the operating results for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 1999.

2. PUBLIC OFFERING

   On February 23, 2000, the Company completed a public offering of 6,008 shares of common stock including 5,750 shares sold by the Company for net proceeds of approximately $79,330, after selling expenses. In addition, Polaroid Corporation converted the subordinated note, referred to in Note 9, plus accrued interest into 258 shares and sold them in the offering.


3. INVENTORIES

   Inventories at March 31, 2000 and September 30, 1999 consisted of the following:


                                   MARCH 31, 2000     SEPTEMBER 30, 1999
                                   --------------     ------------------

Raw Materials                         $ 22,076             $ 16,817
Work-in-Process                          7,292                7,360
Finished Goods                           9,224                8,376
                                      --------             --------

          Total                       $ 38,592             $ 32,553
                                      ========             ========

4. NOTES PAYABLE

    On February 29, 2000, the Company repaid borrowings of $35,325 outstanding on the revolving credit agreement with three domestic banks. The Company cancelled 500 warrants issued to these banks, because the warrants were only exercisable if the agreement was extended beyond March 17, 2000. On April 28, 2000, the Company entered into a three year $35,000 revolving credit agreement with another domestic bank. This agreement is collateralized by substantially all of the domestic tangible and intangible assets of the Company. This agreement allows for borrowings based on a 85% of eligible receivables plus up to a $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign accounts receivables and inventories.

5. SALE OF PRODUCT LINE

    In December 1998, the Company sold its Aircraft Safety product line to a subsidiary of B.F. Goodrich for $4,050 in cash. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction, resulting in a gain of $3,048. Proceeds from the sale were used for working capital requirements and to repay $2,025 of outstanding bank debt.

6. EARNINGS PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations for earnings per share for the three and six months ended March 31, 2000 and 1999 are as follows:

                                                                                        Three Months Ended      Six Months Ended
                                                                                             March 31,              March 31,
BASIC EPS                                                                                2000        1999        2000        1999
                                                                                       --------    --------    --------    --------

Net income (loss) ..................................................................   $  3,477    $ (4,112)   $  4,803    $ (6,384)
Premium on prepaid warrants ........................................................       (192)        (77)       (385)        (77)
                                                                                       --------    --------    --------    --------
Income (loss) - basic numerator                                                           3,285      (4,189)      4,418      (6,461)

Weighted average number of common shares - basic denominator .......................     29,782      24,885      28,570      24,881

Net income (loss) per share - basic                                                    $   0.11    $  (0.17)   $   0.15    $  (0.26)
                                                                                       --------    --------    --------    --------

DILUTED EPS

Income (loss) - basic numerator                                                           3,285      (4,189)      4,418      (6,461)
Effect of conversion of  prepaid warrants ..........................................        192        --           385        --
                                                                                       --------    --------    --------    --------
Income (loss) - diluted numerator ..................................................   $  3,477    $ (4,189)   $  4,803    $ (6,461)

Weighted average number of common shares - basic denominator .......................     29,782      24,885      28,570      24,881
Effect of conversion of  prepaid warrants ..........................................      2,778        --         2,778        --
Effect of other dilutive common stock options and warrants .........................      6,502        --         5,632        --
                                                                                       --------    --------    --------    --------
Weighted average number of common and common equivalent shares -
  diluted denominator................................................................    39,062      24,885      36,980      24,881
                                                                                       --------    --------    --------    --------

Net income (loss) per share - diluted ..............................................   $   0.09    $  (0.17)   $   0.13    $  (0.26)
                                                                                       --------    --------    --------    --------

   For the three and six months ended March 31, 2000, the Company had common stock options and warrants excluded from the earnings per share calculations of 670 and 813 respectively, as they were anti-dilutive. For the three and six months ended March 31, 1999, the Company had common stock options and warrants excluded from the earnings per share calculations of 5,900 and 4,483 respectively, as they were anti-dilutive.

7. COMPREHENSIVE INCOME (LOSS)

    In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the three months ended March 31, 2000 and 1999, total comprehensive income (loss) of $3,103 and $(4,189), respectively, included net income (loss) of $3,285 and $(4,189), respectively, and foreign currency translation adjustments of $(182) and $0, respectively. For the six months ended March 31, 2000 and 1999, total comprehensive income (loss) of $4,228 and $(6,461), respectively, included net income (loss) of $4,418 and $(6,461), respectively, and foreign currency translation adjustments of $(190) and $0, respectively.

8. SEGMENT INFORMATION

    The Company operates in two reporting segments of the machine vision industry. Intersegment sales by the Acuity CiMatrix division were $1,632 and $862 for the first six months of fiscal 2000 and 1999, respectively. Other income (loss) is comprised of corporate general and administrative expenses. The following table presents information about the Company's reportable segments for the three and six months ended March 31:

                                        Three Months Ended         Six Months Ended
                                              March 31,                March 31,
                                         2000         1999         2000         1999
                                      ---------    ---------    ---------    ---------
REVENUES:

Semiconductor Equipment ...........   $  45,757    $  16,622    $  81,029    $  34,344
Acuity CiMatrix ...................      10,986       10,672       22,794       22,355
                                      ---------    ---------    ---------    ---------
Total Revenues ....................   $  56,743    $  27,294    $ 103,823    $  56,699
                                      ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS

Semiconductor Equipment ...........   $   6,861    $    (233)   $  10,687    $  (2,317)
Acuity CiMatrix ...................        (521)        (949)        (642)      (2,011)
Other .............................      (2,090)      (2,493)      (3,381)      (3,582)
                                      ---------    ---------    ---------    ---------
Total income(loss) from
  operations.......................   $   4,250    $  (3,675)   $   6,664    $  (7,910)
                                      ---------    ---------    ---------    ---------

DEPRECIATION AND AMORTIZATION

Semiconductor Equipment ...........   $   1,949    $   1,674    $   3,726    $   3,672
Acuity CiMatrix ...................         743          971        1,362        1,605
                                      ---------    ---------    ---------    ---------
Total depreciation and
  amortization......................  $   2,692    $   2,645    $   5,088    $   5,277
                                      ---------    ---------    ---------    ---------

9. ACQUISITION OF INTELLECTUAL PROPERTY RIGHTS

    In December 1998, Acuity CiMatrix introduced the MXi, the first hand-held imager for reading direct part marks, 1-D barcodes and new digital 2-D symbologies, such as the Data Matrix code. The MXi is a result of a joint development and marketing arrangement with Polaroid. In November 1999, the Company acquired Polaroid's interest in the MXi, including all relevant intellectual property rights, for $2.0 million and the Company's agreement to pay Polaroid a 10-year royalty upon net sales of the MXi. The Company's $2.0 million obligation to Polaroid was evidenced by a five-year subordinated note, which bore interest at 11% payable at maturity. The Company concurrently entered into an agreement with Polaroid calling for it to manufacture this product on the Company's behalf. In conjunction with the public offering, the note was converted into shares of the Company's common stock at $8.00 per share. See Note 2.

10. RECLASSIFICATION OF WARRANT PREMIUM

   In March 2000, the Company has elected to pay cash instead of shares for the warrant premium accrued, and has reclassified $847 from prepaid warrants to accrued expenses.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

RESULTS OF OPERATIONS

    Revenues were $56.7 million in the three months ended March 31, 2000 compared to $27.3 million in the three months ended March 31, 1999, an increase of 107.9% associated with the increased levels of revenues for semiconductor inspection and handling equipment. In the three months ended March 31, 2000, revenues for the Company's Semiconductor Equipment Group represented 80.6% of total revenues, compared to 60.9% of total revenues in the three months ended March 31, 1999.

    Revenues were $103.8 million in the six months ended March 31, 2000 compared to $56.7 million in the six months ended March 31, 1999, an increase of 83.1%. The increase in revenues year-to-year was due to the same factors that affected the current quarter. In the six months ended March 31, 2000, revenues for the Company's Semiconductor Equipment Group represented 78.0% of total revenues, compared to 60.6% of total revenues in the six months ended March 31, 1999.

    The gross profit margin was consistent at 43.6% of revenues in the three months ended March 31, 2000 compared to 43.5% of revenues in the three months ended March 31, 1999. The gross profit margin was 43.9% of revenues in the six months ended March 31, 2000 compared to 43.1% of revenues in the six months ended March 31, 1999. The higher gross profit margin year-to-year primarily reflects the impact of the higher level of sales attributable to the Semiconductor Equipment Group.

    Research and development expenses were $6.6 million, or 11.6% of revenues, in the three months ended March 31, 2000, compared to $4.9 million, or 17.9% of revenues, in the three months ended March 31, 1999. The Company has continued to invest in new product development, including new semiconductor inspection and component handling systems, as well as enhancing its 1-D barcode reading products and expanding its new matching vision platform, Visionscape. In the three months ended March 31, 2000, the Company capitalized $1.1 million in software development costs under Statement of Financial Accounting Standards No. 86, compared to $1.2 million in the three months ended March 31, 1999.

    Research and development expenses were $12.5 million, or 12.0% of revenues, in the six months ended March 31, 2000, compared to $10.5 million, or 18.5% of revenues, in the six months ended March 31, 1999. In the six months ended March 31, 2000, the Company capitalized $2.1 million in software development costs under Statement of Financial Accounting Standards No. 86, compared to $2.7 million in the six months ended March 31, 1999.

    Selling, general and administrative expenses were $13.9 million, or 24.5% of revenues, in the three months ended March 31, 2000, compared to $10.7 million, or 39.0% of revenues, in the three months ended March 31, 1999. The higher level of expense dollars reflects a combination of higher level of variable selling expenses associated with the increase in revenues, including increased commissions, salaries and related expenses.

    Selling, general and administrative expenses were $26.4 million, or 25.5% of revenues, in the six months ended March 31, 2000, compared to $21.9 million, or 38.6% of revenues, in the six months ended March 31, 1999. The higher level of expense dollars were primarily related to same factors that affected quarterly expenses.

    In fiscal 1999, the Company sold its Aircraft Safety division to a subsidiary of B.F. Goodrich for $4.05 million in cash. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction, resulting in a gain of $3.0 million. Proceeds from the sale were used for working capital requirements and to repay $2.0 million of outstanding bank debt.

    Net interest expense was $0.7 million in the three months ended March 31, 2000, consistent when compared to $0.7 million in the three months ended March 31, 1999. On a sequential basis, interest is down $0.4 million, resulting from the repayment of $35.3 million of bank debt on February 29, 2000, under the former credit facility.

     The tax provision for the three and six months ended March 31, 2000 reflected minimum federal income taxes. There was no tax provision in the three and six months ended March 31, 1999, due to the loss in those fiscal periods.

    Net income was $3.5 million for the three months ended March 31, 2000, compared with a net loss of $4.1 million for the three months ended March 31, 1999. Net income was $4.8 million for the six months ended March 31, 2000, compared with a net loss of $6.4 million for the six months ended March 31, 1999. Excluding the $3.0 million gain from the sale of the Company's Aircraft Safety division, the net loss for the six months ended March 31, 1999 was $9.4 million.


LIQUIDITY AND CAPITAL RESOURCES

    On February 23, 2000, the Company completed a public offering of its common stock for proceeds of $79.3 million, after selling expenses. As a result of the public offering, the Company repaid its $35.3 million of borrowings under its existing credit facility and then terminated that facility.

    The Company's cash balance increased $27.8 million, to $34.1 million, in the six months ended March 31, 2000. Net cash of $45.7 million was provided by financing activities, offset by $12.8 million of net cash used in operating activities and $5.1 million of net cash used in investing activities.

    The $45.7 million of net cash provided by financing activities was primarily the result of the proceeds of the Company's public offering of $79.3 million and other proceeds of exercises of stock options and warrants $2.0 million, which was offset debt repayments of $35.6 million.

    The $12.8 million of net cash used in operating activities was primarily a result of an increase in accounts receivable of $17.9 million and a $6.0 million increase in inventories, partially offset by net income $4.8 million, depreciation and amortization of $5.1 million and a $5.5 million increase in accounts payable.

    Additions to plant and equipment were $3.0 million in the six months ended March 31, 2000, as compared to $0.6 million the six months ended March 31, 1999. Capitalized software development costs in the six months ended March 31, 2000 were $2.1 million.

    During the quarter ended March 31, 2000, the Company repaid its $35.3 million of borrowings outstanding under its revolving credit agreement. Subsequent to the end of the quarter, the Company entered into a three year $35.0 million revolving credit agreement with another domestic bank. This agreement is collateralized by substantially all of the domestic tangible and intangible assets of the Company. This agreement allows for borrowings based on a 85% of eligible receivables plus up to a $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign accounts receivables and inventories.

    Management believes that through its current cash balances, working capital and bank financing, the Company will have sufficient liquidity to fund its cash requirements for at least the next 12 months.

EFFECT OF INFLATION

    Management believes that during the three months ended March 31, 2000 the effect of inflation was not material.

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


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in the Company's business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on the Company's expectations and are subject to a number risks and uncertainties, some of which cannot be predicted or quantified and are beyond the Company's control, including the following: its principal market is the highly cyclical semiconductor industry which causes a cyclical impact on its financial results; the Company's return to sustained profitability cannot be assured; the market for semiconductor capital equipment is highly concentrated; economic difficulties encountered by certain of the Company's foreign customers have resulted in order cancellations and reduced collections of outstanding accounts receivable; development of the Company's products requires significant lead time and it may fail to correctly anticipate the technical needs of its markets; the Company's success is dependent on its ability to hire and retain qualified personnel; the large number of shares available for future sale could adversely affect the price of the Company's common stock; and the Company's stock price is volatile.

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

    The Company is also exposed to the impact of foreign currency fluctuations. During fiscal 1999, most local currencies of its international subsidiaries weakened against the U.S. dollar. Since the Company translates foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on its results. The Company believes that its exposure to currency exchange fluctuation is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During fiscal 1999 and 2000, the Company did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, the fair value of risk-sensitive instruments, and cash flow are immaterial, although the actual effects may differ materially from this hypothetical analysis.

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

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

       (a) The Annual Meeting of Shareholders was held on March 23, 2000.

       (b) At that meeting, all of the current directors were re-elected. The vote was as follows:

                                   For                Withhold Authority

Pat V. Costa  .........         21,338,393                1,606,362
Frank A. DiPietro......         22,128,973                  815,782
Jay M. Haft   .........         22,167,410                  777,345
Tomas Kohn    .........         22,080,899                  863,856
Donald J. Kramer.......         22,125,737                  819,018
Mark J. Lerner.........         22,020,873                  923,882
Howard Stern   ........         21,291,466                1,653,289
Robert H. Walker.......         22,130,469                  814,286

       (c) At that meeting, the shareholders ratified the amendment of the Company's 1996 Stock Plan to increase the number of shares of Common Stock available thereunder from 2,500,000 to 4,500,000 The vote was as follows:

        For                           6,311,793
        Against                       2,772,410
        Abstain                         166,829
        Broker Non-Votes             13,693,723

       (d) At that meeting, the shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal 2000. The vote was as follows:


        For                          22,874,670
        Against                          21,083
        Abstain                          49,002


Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibit 10.1 - Revolving Credit and Security Agreement, dated April 28, 2000 between PNC Bank, National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries (as borrower) and other lenders identified therein.

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

                                        ROBOTIC VISION SYSTEMS, INC.
                                        ----------------------------
                                                 Registrant

Dated: May 11, 2000                          /s/ PAT V. COSTA
                                        ----------------------------
                                                PAT V. COSTA
                                             President and CEO
                                        (Principal Executive Officer)

Dated: May 11, 2000                        /s/ FRANK D. EDWARDS
                                        ----------------------------
                                             FRANK D. EDWARDS
                                          Chief Financial Officer
                                          (Principal Financial and
                                            Accounting Officer)