Form 10-Q
period 2000-06-30
ROBOTIC VISION SYSTEMS INC
filed 2000-08-14
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended JUNE 30, 2000           Commission File Number 0-8623



                          ROBOTIC VISION SYSTEMS, INC.
               (Exact name of Registrant as specified in charter)

                DELAWARE                                       11-2400145
    (State or other jurisdiction of                           (IRS Employer
            incorporation or                              Identification Number)
             organization)

 5 SHAWMUT ROAD, CANTON, MASSACHUSETTS                            02021
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

                                 Yes  [X]  No  [ ]


Number of shares of Common Stock outstanding as of August 8, 2000    35,183,219



                                                                  No of Pages 12

PART 1.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                 JUNE 30,      SEPTEMBER 30,
                                                                                   2000            1999
                                                                               ------------    -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents................................................     $   27,379       $   6,293
  Accounts receivable, net.................................................         66,826          37,502
  Inventories..............................................................         46,415          32,553
  Prepaid expenses and other current assets................................          3,390           1,288
                                                                                ----------       ---------
    Total current assets...................................................        144,010          77,636
Plant and equipment, net...................................................         13,315          12,281
Deferred income taxes......................................................          8,820           8,820
Goodwill, net..............................................................          4,862           5,250
Software development costs, net............................................         14,111          13,965
Other assets...............................................................          7,634           5,249
                                                                                ----------       ---------
                                                                                $  192,752       $ 123,201
                                                                                ==========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt......................     $      233       $  35,627
  Accounts payable.........................................................         29,280          21,093
  Accrued expenses and other current liabilities...........................         16,383          16,531
                                                                                ----------       ---------
    Total current liabilities..............................................         45,896          73,251
Long-term debt.............................................................          2,808           2,855
                                                                                ----------       ---------
    Total liabilities......................................................         48,704          76,106
Commitments and contingencies..............................................             --              --
Prepaid warrants...........................................................          8,644           9,105
Stockholders' Equity:
  Common stock $0.01 par value; shares authorized 75,000; issued and
   outstanding June 30,  2000 - 34,839 and September 30, 1999 - 27,354.....            348             274
  Additional paid-in capital...............................................        267,109         179,466
  Accumulated deficit......................................................       (131,623)       (141,683)
  Accumulated other comprehensive income...................................           (430)            (67)
                                                                                ----------       ---------
    Total stockholders' equity.............................................        135,404          37,990
                                                                                ----------       ---------
                                                                                $  192,752       $ 123,201
                                                                                ==========       =========




                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   JUNE 30,                   JUNE 30,
                                                         ---------------------------  ------------------------
                                                              2000          1999           2000         1999
                                                         ------------- -------------  -------------   --------
Revenues............................................        $63,278       $31,260       $ 167,101      $87,959
Cost of revenues....................................         34,739        17,017          93,008       49,284
                                                            -------       -------       ---------      -------
  Gross profit......................................         28,539        14,243          74,093       38,675
                                                            -------       -------       ---------      -------
Operating costs and expenses:
Research and development expenses...................          7,217         4,804          19,684       15,276
Selling, general and administrative expenses........         15,579        11,235          42,002       33,105
Severance and other charges.........................             --           255             --           255
                                                            -------       -------        --------      -------
  Income (loss) from operations.....................          5,743        (2,051)         12,407       (9,961)
Gain (loss) on sale of assets.......................             --           (63)             --        2,985
Interest income (expense), net......................            212        (1,047)         (1,551)      (2,569)
                                                            -------       --------      ---------      -------
  Income (loss) before income taxes.................          5,955        (3,161)         10,856       (9,545)
Provision for income taxes..........................            119            --             217           --
                                                            -------       -------       ---------      -------
  Net income (loss).................................          5,836        (3,161)         10,639       (9,545)
                                                            =======       =======       =========      =======
Net income (loss) per share
  Basic.............................................        $  0.16       $ (0.13)      $    0.33      $ (0.39)
                                                            =======       =======       =========      =======
  Diluted...........................................        $  0.14       $ (0.13)      $    0.27      $ (0.39)
                                                            =======       =======       =========      =======
Weighted Average shares
  Basic.............................................         34,389        25,837          30,690       25,197
  Diluted...........................................         42,878        25,837          39,309       25,197








                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                         ------------------------
                                                                                             2000          1999
                                                                                         ------------    --------
OPERATING ACTIVITIES:
Net income (loss)...................................................................       $ 10,639      $ (9,545)
Adjustments to reconcile net income (loss) to net cash used in operating activities
  Depreciation and amortization.....................................................          7,795         8,003
  Gain on sale of assets............................................................             --        (2,985)
  Changes in operating assets and liabilities
    Accounts receivable.............................................................        (29,324)        2,571
    Inventories.....................................................................        (13,862)        4,576
    Prepaid expense and other current assets........................................         (2,102)         (336)
    Other assets....................................................................           (826)          (48)
    Accounts payable................................................................          8,187        (2,574)
    Accrued expenses and other current liabilities..................................         (1,455)       (7,743)
                                                                                           --------      --------
    Net cash used in operating activities...........................................        (20,948)       (8,081)
                                                                                           --------      --------

INVESTING ACTIVITIES:
Additions to plant and equipment, net...............................................         (5,015)       (1,511)
Additions to software development costs.............................................         (3,130)       (4,096)
Proceeds from sale of assets........................................................             --         4,759
                                                                                           --------      --------
  Net cash used in investing activities.............................................         (8,145)         (848)
                                                                                           --------      ---------

FINANCING ACTIVITIES:
Proceeds from the issuance of equity placements, net of offering costs..............         79,249        12,518
Proceeds from the exercise of stock options and warrants............................          6,367            20
Net payments of short-term borrowings...............................................        (35,394)       (2,358)
Repayment of long-term borrowings...................................................            (47)         (220)
                                                                                           --------      --------
  Net cash provided by financing activities.........................................         50,175         9,960

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS........................              4            23
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................         21,086         1,054
CASH AND CASH EQUIVALENTS:
  Beginning of year.................................................................          6,293         2,421
                                                                                           --------      --------
  End of period.....................................................................       $ 27,379      $  3,475
                                                                                           --------      --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid.......................................................................       $  3,082      $  1,859
                                                                                           --------      --------
Taxes paid..........................................................................       $    115      $     --
                                                                                           --------      --------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of subordinated note payable in connection with asset purchase agreement...       $  2,000      $     --
                                                                                           --------      --------
Conversion of subordinated note payable and accrued interest into common stock......       $ (2,067)     $     --
                                                                                           --------      --------




                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


1. CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheet of Robotic Vision Systems, Inc., and Subsidiaries (The "Company") as of June 30, 2000, the Consolidated Statement of Operations for the three and nine month periods ended June 30, 2000 and 1999 and the Consolidated Statement of Cash Flows for the nine month periods ended June 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for all periods presented have been made. The Balance Sheet as of September 30, 1999 has been derived from the Company's audited financial statements for the year ended September 30, 1999.

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

2. PUBLIC OFFERING

     On February 23, 2000, the Company completed a public offering of 6,008 shares of common stock including 5,750 shares sold by the Company for net proceeds of approximately $79,249, after selling expenses. Also, Polaroid Corporation converted a subordinated note plus accrued interest into 258 shares and sold them in the offering.

3. INVENTORIES

     Inventories at June 30, 2000 and September 30, 1999 consisted of the following:

                               JUNE 30, 2000       SEPTEMBER 30, 1999
                               -------------       ------------------
Raw Materials                      $27,945             $ 16,817
Work-in-Process                      9,489                7,360
Finished Goods                       8,981                8,376
                                   -------             --------

          Total                    $46,415             $ 32,553
                                   =======             ========

4. NOTES PAYABLE

     On April 28, 2000, the Company entered into a three year $35,000 revolving credit agreement. This agreement is collateralized by substantially all of the domestic tangible and intangible assets of the Company. This agreement allows for borrowings based on a 85% of eligible receivables plus up to a $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign accounts receivables and inventories. The current interest rate on the revolving credit, if the Company had borrowings under the line, would be at the prime rate plus one-quarter percent. The Company also pays a fee on the unused facility of three-eights of one percent per year.

5. SALE OF PRODUCT LINE

     In December 1998, the Company sold its Aircraft Safety product line to a subsidiary of B.F. Goodrich for $4,050 in cash. The Company no longer considered this technology a key component of its product portfolio or future strategic direction. The Company sold certain inventory, equipment and intellectual property in the transaction, resulting in a gain of $2,985. Proceeds from the sale were used for working capital requirements and to repay $2,025 of outstanding bank debt.

6. EARNINGS PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations for earnings per share for the three and nine months ended June 30, 2000 and 1999 are as follows:

                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                          2000         1999          2000         1999
                                                                        --------     --------      --------     --------
BASIC EPS

Net income (loss).................................................      $  5,836     $ (3,161)     $ 10,639     $ (9,545)
Premium on prepaid warrants.......................................          (193)        (193)         (578)        (270)
                                                                        --------     --------      --------     --------
Income (loss) - basic numerator...................................      $  5,643     $ (3,354)     $ 10,061     $ (9,815)
                                                                        --------     --------      --------     --------

Weighted average number of common shares - basic denominator......        34,389       25,837        30,690       25,197
                                                                        --------     --------      --------     --------

Net income (loss) per share - basic...............................      $   0.16     $  (0.13)     $   0.33     $  (0.39)
                                                                        --------     --------      --------     --------

DILUTED EPS

Income (loss) - basic numerator                                            5,643       (3,354)       10,061       (9,815)
Effect of conversion of  prepaid warrants.........................           193           --           578           --
                                                                        --------     --------      --------     --------
Income (loss) - diluted numerator.................................      $  5,836     $ (3,354)     $ 10,639     $ (9,815)
                                                                        --------     --------      --------     --------

Weighted average number of common shares - basic denominator......        34,389       25,837        30,690       25,197
Effect of conversion of  prepaid warrants.........................         2,778           --         2,778           --
Effect of other dilutive common stock options and warrants........         5,711           --         5,841           --
                                                                        --------     --------      --------     --------
Weighted average number of common and common equivalent shares -
  diluted denominator.............................................        42,878       25,837        39,309       25,197
                                                                        --------     --------      --------     --------

Net income (loss) per share - diluted.............................      $   0.14     $  (0.13)     $   0.27     $  (0.39)
                                                                        --------     --------      --------     --------


     For the three and nine months ended June 30, 2000, the Company had common stock options and warrants excluded from the earnings per share calculations of 128 and 365 respectively, as they were anti-dilutive. For the three and nine months ended June 30, 1999, the Company had common stock options and warrants excluded from the earnings per share calculations of 9,076 and 7,770 respectively, as they were anti-dilutive.

7. COMPREHENSIVE INCOME (LOSS)

     In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the three months ended June 30, 2000 and 1999, total comprehensive income (loss) of $5,663 and $(3,452), respectively, included net income (loss) of $5,836 and $(3,161), respectively, and foreign currency translation adjustments of $(173) and $(291), respectively. For the nine months ended June 30, 2000 and 1999, total comprehensive income (loss) of $10,276 and $(9,836), respectively, included net income (loss) of $10,639 and $(9,545), respectively, and foreign currency translation adjustments of $(363) and $(291), respectively.

8. SEGMENT INFORMATION

     The Company operates in two reporting segments of the machine vision industry. Intersegment sales by the Acuity CiMatrix division were $1,404 and $298 for the three months ended June 30, 2000 and 1999, respectively. For the first nine months of fiscal 2000 and 1999, intersegment sales by the Acuity CiMatrix division were $3,036 and $1,100 respectively. Other income (loss) is comprised of corporate general and administrative expenses. The following table presents information about the Company's reportable segments for the three and nine months ended June 30:

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                               2000         1999          2000         1999
                                                             -------       -------      ---------     -------
REVENUES:
Semiconductor Equipment...............................       $47,944       $20,139      $ 128,973     $54,483
Acuity CiMatrix.......................................        15,334        11,121         38,128      33,476
                                                             -------       -------      ---------     -------
Total Revenues........................................       $63,278       $31,260      $ 167,101     $87,959
                                                             -------       -------      ---------     -------

INCOME (LOSS) FROM OPERATIONS
Semiconductor Equipment...............................       $ 6,705       $  (165)     $  17,374     $(1,779)
Acuity CiMatrix.......................................         1,059           232            413      (2,482)
Other.................................................        (2,021)       (2,118)        (5,380)     (5,698)
                                                             -------       -------      ---------     -------
Total income(loss) from  operations...................       $ 5,743       $(2,051)     $  12,407     $(9,963)
                                                             -------       -------      ---------     -------

DEPRECIATION AND AMORTIZATION
Semiconductor Equipment...............................       $ 1,942       $ 2,053      $   5,470     $ 5,527
Acuity CiMatrix.......................................           765           673          2,325       2,476
                                                             -------       -------      ---------     -------
Total depreciation and amortization...................       $ 2,707       $ 2,726      $   7,795     $ 8,003
                                                             -------       -------      ---------     -------


9.   RECLASSIFICATION OF WARRANT PREMIUM

     In March 2000, the Company has determined that it intends to pay cash instead of shares for the warrant premium upon conversion of the prepaid warrant, and has reclassified $847 from prepaid warrants to accrued expenses.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2000 Compared to Three and Nine Months Ended June 30, 1999

RESULTS OF OPERATIONS

     Revenues were $63.3 million for the three months ended June 30, 2000 compared to $31.3 million for the three months ended June 30, 1999, an increase of 102.4%. The higher revenues were associated with increased shipments of semiconductor inspection and handling equipment, as well as vision and one and two-dimensional bar code reading systems. In the three months ended June 30, 2000, revenues for the Company's Semiconductor Equipment Group represented 75.8% of total revenues, compared to 64.4% of total revenues in the three months ended June 30, 1999 and 80.6% of total revenues for the three months ended March 31, 2000.

     Revenues were $167.1 million for the nine months ended June 30, 2000 compared to $88.0 million for the nine months ended June 30, 1999, an increase of 90.0%. The increase in revenues year-to-year was due to the same factors as in the current quarter. In the nine months ended June 30, 2000, revenues for the Company's Semiconductor Equipment Group represented 77.2% of total revenues, compared to 61.9% of total revenues in the nine months ended June 30, 1999.

     The gross profit margin was essentially unchanged at 45.1% of revenues for the three months ended June 30, 2000 compared to 45.6% of revenues for the three months ended June 30, 1999. Gross profit margins for the quarter improved approximately 150 basis points over the second quarter of fiscal 2000. Gross profit margins improved at both the Company's Semiconductor Equipment Group and Acuity CiMatrix division versus the second quarter of fiscal 2000, and overall margins were aided by the higher percentage of the total Company's sales attributable to the Acuity CiMatrix division. The gross profit margin was 44.3% of revenues in the nine months ended June 30, 2000 compared to 44.0% of revenues in the nine months ended June 30, 1999.

     Research and development expenses were $7.2 million, or 11.4% of revenues, in the three months ended June 30, 2000, compared to $4.8 million, or 15.4% of revenues, in the three months ended June 30, 1999. The higher level of expense dollars reflects spending associated with the Company's continued efforts to invest in new product development. On the Company's Semiconductor Equipment Group side, the projects included work on new semiconductor inspection and component handling systems, as well as, ball-placement equipment. At Acuity CiMatrix, the Company continued to invest in enhancing its 1-D and 2-D barcode reading products and expanding its new matching vision platform, Visionscape. In the three months ended June 30, 2000, the Company capitalized $1.1 million in software development costs under Statement of Financial Accounting Standards No. 86, compared to $1.3 million in the three months ended June 30, 1999.

     Research and development expenses were $19.7 million, or 11.8% of revenues, in the nine months ended June 30, 2000, compared to $15.3 million, or 17.4% of revenues, in the nine months ended June 30, 1999. The increase in spending year-to-year was due to the same factors that affected the current quarter. In the nine months ended June 30, 2000, the Company capitalized $3.1 million in software development costs under Statement of Financial Accounting Standards No. 86, compared to $4.0 million in the nine months ended June 30, 1999.

     Selling, general and administrative expenses were $15.6 million, or 24.6% of revenues, in the three months ended June 30, 2000, compared to $11.2 million, or 35.9% of revenues, in the three months ended June 30, 1999. The higher level of expense reflects a combination of higher variable selling expenses associated with the increase in revenues, including commissions, salaries and related expenses.

     Selling, general and administrative expenses were $42.0 million, or 25.1% of revenues, in the nine months ended June 30, 2000, compared to $33.1 million, or 37.6% of revenues, in the nine months ended June 30, 1999. The higher expense dollars year-to-year were primarily related to same factors that affected quarterly expenses.

     Severance and other charges were $0.3 million for the three and nine months ended June 30, 1999, and primarily related to reductions in personnel, particularly in Europe.

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

     Net interest income was $0.2 million in the three months ended June 30, 2000 compared to net interest expense of $1.0 million in the three months ended June 30, 1999. The third quarter of fiscal 2000 was the first full quarter following our secondary offering, the proceeds from which were used to repay $35.3 million of bank debt. Net interest expense was $1.6 million in the nine months ended June 30, 2000 compared to $2.6 million in the nine months ended June 30, 1999. The decrease in interest expense year-to-year was due to the same factors that affected the current quarter.

     The tax provision for the three and nine months ended June 30, 2000 reflected minimum federal income taxes. There was no tax provision in the three and nine months ended June 30, 1999, due to the loss in those fiscal periods.

     Net income was $5.8 million for the three months ended June 30, 2000, compared with a net loss of $3.2 million for the three months ended June 30, 1999. Net income was $10.6 million for the nine months ended June 30, 2000, compared with a net loss of $9.5 million for the nine months ended June 30, 1999. Excluding the $3.0 million gain from the sale of the Company's Aircraft Safety division, the net loss for the nine months ended June 30, 1999 was $12.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance increased $21.1 million, to $27.4 million, in the nine months ended June 30, 2000. Net cash of $50.2 million was provided by financing activities, offset by $20.9 million of net cash used in operating activities and $8.1 million of net cash used in investing activities.

     The $50.2 million of net cash provided by financing activities was primarily the result of the proceeds of the Company's public offering of $79.2 million and other proceeds of exercises of stock options and warrants of $6.4 million, which was offset debt repayments of $35.4 million.

     The $20.9 million of net cash used in operating activities was primarily a result of an increase in accounts receivable of $29.3 million and a $13.9 million increase in inventories, partially offset by net income $10.6 million, depreciation and amortization of $7.8 million and a $8.2 million increase in accounts payable.

     Additions to plant and equipment were $5.0 million in the nine months ended June 30, 2000, as compared to $1.5 million the nine months ended June 30, 1999. Capitalized software development costs in the nine months ended June 30, 2000 were $3.1 million.

     On April 28, 2000, the Company entered into a three year $35.0 million revolving credit agreement. This agreement is collateralized by substantially all of the domestic tangible and intangible assets of the Company. This agreement allows for borrowings based on a 85% of eligible receivables plus up to a $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign accounts receivables and inventories. The current interest rate on the revolving credit, if the Company had borrowings under the line, would be at the prime rate plus one-quarter percent. The Company also pays a fee on the unused facility of three-eights of one percent per year.

     Management believes that through its current cash balances, working capital and bank financing, the Company will have sufficient liquidity to fund its cash requirements for at least the next 12 months.

EFFECT OF INFLATION

     Management believes that during the three months ended June 30, 2000 the effect of inflation was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 an Amendment of FASB Statement No. 133" was issued in June 1999, which delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133" was issued in June 2000 and amends certain accounting and reporting standards of SFAS 133. The Company is evaluating the impact of SFAS 133, as amended, on the Company's future earnings and financial position, but does not expect it to be material.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying revenue recognition in financial statements. The SEC issued SAB No. 101B, delaying implementation of the provisions of SAB No. 101 until the Company's fourth quarter of fiscal 2001. The Company has not completed its evaluation of the effects of SAB No. 101.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments that potentially subject the Company to concentrations of credit-risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to be maintain safety and liquidity. The Company's trade receivables result primarily from sales to semiconductors manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are mostly from major corporations, distributors or are supported by letters of credit. The Company maintains reserves for potential credit losses.

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

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ROBOTIC VISION SYSTEMS, INC.
                                    ----------------------------------------
                                                 Registrant




Dated: August 11, 2000              /s/ PAT V. COSTA
                                    --------------------------------------------
                                    PAT V. COSTA
                                    President and CEO
                                    (Principal Executive Officer)


Dated: August 11, 2000              /s/ FRANK D. EDWARDS
                                    --------------------------------------------
                                    FRANK D. EDWARDS
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)