Form 10-K405
period 2000-09-30
ROBOTIC VISION SYSTEMS INC
filed 2000-12-28
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended September 30, 2000

                                       or

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

                  5 SHAWMUT ROAD, CANTON, MASSACHUSETTS, 02021
                    (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (781) 302-2439

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                    None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding of the Registrant's common stock is 35,273,608 as of December 22, 2000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $103,489,047 as of December 22, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                 LOCATION IN FORM 10-K IN WHICH INCORPORATED
               --------                 -------------------------------------------
Registrant's Proxy Statement relating                   Part III
     to the 2001 Annual Meeting of
              Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) GENERAL

     Robotic Vision Systems, Inc. designs, manufactures and markets machine vision, automatic identification and related products for the semiconductor capital equipment, electronics, automotive, aerospace, pharmaceutical and other industries. Founded in 1976, we use advanced technology including vision-enabled process equipment, high-performance optics, lighting and advanced hardware and software to offer a full range of automation solutions. In 1991, we introduced the first generation of our current principal product, the lead scanner, a three-dimensional machine vision system, which inspects the physical characteristics of packaged semiconductors. We believe we currently have the dominant share of lead scanners used by the semiconductor industry. More recently, we have become a leader in designing and manufacturing products that utilize machine vision technology to read one- and two-dimensional bar codes.

     We operate through two divisions -- the Semiconductor Equipment Group and the Acuity CiMatrix division.

     - The Semiconductor Equipment Group's primary business is the design, manufacture and marketing of systems that inspect semiconductor wafer and assembled chip packages, transfer integrated circuits from one medium to another and attach solder balls to ball grid array semiconductors. This group serves the semiconductor capital equipment market.

     - The Acuity CiMatrix division designs, manufactures and markets three primary product lines:

        - board-level vision systems used in the general purpose machine vision market for a variety of industrial applications;

        - one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries; and

        - two-dimensional bar code reading systems and related products used in the automatic identification and data collection market to provide unit-level traceability of products and components for the semiconductor, aerospace, automotive, printed circuit board, pharmaceutical, and consumer products businesses.

     We were pioneers in the development of machine vision and have utilized our technology to enter the emerging market for two-dimensional bar code readers. We developed the technology and own the patents to Data Matrix, a two-dimensional bar code symbology that can be marked directly onto parts and components. We placed the Data Matrix symbology into the public domain in order to encourage the widespread adoption of this coding system and the sale of our two-dimensional bar code readers.

     The Semiconductor Equipment Group, has facilities in Hauppauge, New York, New Berlin, Wisconsin and Tuscon, Arizona. The Acuity CiMatrix division is located in Canton, Massachusetts, with additional facilities in Nashua and Weare, New Hampshire.

     In February 2000, we sold 5.75 million shares of our common stock in an underwritten public offering, from which we derived approximately net proceeds of $79.1 million. We used approximately $36.0 million to repay our outstanding secured bank indebtedness and accrued interest, with the balance utilized for working capital and other general corporate purposes.

     We were incorporated in New York in 1976 and reincorporated in Delaware in 1977. Our executive offices are located at 5 Shawmut Road, Canton, Massachusetts 02021; our telephone number is (781) 302-2439.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For the purpose of segment reporting, our management considers us to operate in two segments servicing the machine vision industry. See Note 12 to the Consolidated Financial Statements.

(c) NARRATIVE DESCRIPTION OF THE BUSINESS

  INDUSTRY OVERVIEW

     Machine vision refers to the technology using optical sensors and digital image processing hardware and software to identify, guide, inspect and measure objects. Machine vision is important for applications in which human vision is inadequate due to fatigue, visual acuity or speed. In addition, machine vision is increasingly used to achieve substantial cost savings and improve product quality. Many types of manufacturing equipment require machine vision because of the increasing demands for speed and accuracy in manufacturing processes, as well as the decreasing size and increasing complexity of items being manufactured.

     The semiconductor capital equipment market represents the largest application for machine vision products. Machine vision is also extensively used in general industrial applications such as the manufacture of electronics, automotive, aerospace, pharmaceutical and consumer products. Increasingly, machine vision is being utilized in the automatic identification and data collection market as a complementary or alternative technology to traditional laser scanning devices for reading bar codes.

     Semiconductor Capital Equipment Market

     Semiconductor capital equipment is sold primarily to companies engaged in the manufacture of semiconductor devices in order to expand the capacity of existing facilities as well as to enable the production of more complex, higher density and smaller designs. Semiconductors, which are also known as chips, ICs, or integrated circuits, are critical components used to create an increasing variety of electronic products and systems. The semiconductor manufacturing process is divided into the front-end fabrication of semiconductor wafers and the back-end packaging process that involves the assembly, test and inspection of the integrated circuits. Our semiconductor capital equipment is used primarily in the back-end of the semiconductor manufacturing process.

     According to the Semiconductor Industry Association, the semiconductor market expanded from approximately $50.5 billion in 1990 to $129 billion in 1999, representing a compounded annual growth rate of approximately 12.4% during this period. We believe that this growth resulted primarily from two factors. The first factor is the proliferation of semiconductor applications due to the rapidly expanding end-user demand for faster, smaller and more efficient electronic devices with greater functionality and reliability coupled with an increasingly broad range of applications. The second factor is the increasing importance of semiconductors in electronic systems. We believe that these trends will continue to drive the long-term growth of semiconductors.

     However, the semiconductor market can be cyclical as a result of periodic oversupply of integrated circuits, resulting in reduction in demand for the capital equipment used to fabricate, assemble, and inspect chips. This was evident during the 1996 through 1998 period when the Asian economic crisis led to significantly lower worldwide demand for semiconductor products and resulted in industry overcapacity. During this period, semiconductor manufacturers greatly reduced their capital expenditures causing significantly lower sales for capital equipment suppliers. For 2000, the Semiconductor Industry Association
(SIA) estimates worldwide sales of chips will grow 37%, to $205 billion, up from $129 billion in 1999. Growth in 1999, however, was a very modest 2% over 1998, and was below the $137.2 billion report in 1997.

     Preliminary estimates for 2001 vary widely. In November 2000, the SIA predicted 22% growth for the semiconductor industry, with growth to over $300 billion over the next three years. However, in December 2000, reports issued by industry analysts have indicated an excess capacity and an oversupply of certain kinds of integrated circuits in distribution channels. The SIA's monthly report of semiconductor manufacturing indicated a "deceleration" of sales in the last quarter of the year, with October sales up 25% year over year versus growth earlier in 2000 of as much as 51%.

     Semiconductor production ultimately drives demand for the capital equipment that supplies chip manufacturers. Semiconductor capital equipment sales are estimated by the industry's trade association, the Semiconductor Equipment and Materials Institute (SEMI), to have grown 83% in 2000, to $46.7 billion. In early December 2000, SEMI estimated 2001 growth for the industry of 22%. However, since the release of that report, several large semiconductor manufacturers have reportedly slowed capital spending plans for 2001. As a result, one independent technology research firm, VLSI Research, estimated in mid-December 2000 that capital equipment growth in 2001 would be a much more modest 9.9%. VLSI Research cites excess industry capacity as the reason for their estimate.

     We believe the requirement for inspection within the semiconductor industry, especially in the back-end packaging process, may grow faster than the overall market for capital equipment, owing to several factors, including:

     - the general proliferation of advanced package types, such as ball grid array and chip-scale packages, and trend towards miniaturization of semiconductor devices;

     - the desire of semiconductor manufacturers to replace slower, older inspection technology with newer, faster generations of equipment;

     - the desire to maximize capacity and improve efficiencies by minimizing floor space requirements and reducing the total number of systems employed;

     - the emerging need to inspect previously uninspected classes of semiconductor devices, such as memory chips, due to their increasing package complexity; and

     - the requirement to inspect semiconductors at additional steps within the manufacturing process, most notably wafer-scale inspection during the application of solder balls for flip-chip packages and package visual inspection during the transfer of assembled chips from trays to tubes or tape prior to shipment.

     Semiconductor manufacturers are increasingly outsourcing their packaging requirements to subcontractors. Subcontractors account for an increasing percentage of semiconductor capital equipment orders as they establish new and expand existing packaging facilities.

     General Purpose Machine Vision Market

     The electronics industry, including board-level manufacturing, is the second largest user of machine vision behind the semiconductor industry. General-purpose machine vision is also actively employed in the automotive, aerospace, pharmaceutical and consumer products markets. A general-purpose machine vision system usually consists of a personal computer equipped with special vision processing software and a vision board connected to a solid-state video camera. The camera is used to acquire a digital image of the subject in computer memory. The vision processing hardware and software is used to extract features from the image, verify the identity of the subject, detect its location or orientation, inspect for surface defects and perform non-contact measurements.

     Growth in the general-purpose machine vision market is driven by the need to guide high-speed automated assembly equipment and inspect manufactured products. For example, in pharmaceutical manufacturing, machine vision is employed to inspect and verify packaging, labeling and quantities. In the automotive industry, machine vision is used in parts identification, component inspection, assembly verification and robot guidance. We believe that the utilization of general-purpose machine vision products will continue to increase as products become smaller and more complex, requiring more accurate measurements.

     Automatic Identification and Data Collection Market

     The automatic identification and data collection market encompasses products that mark, read and interpret one-dimensional and two-dimensional bar codes. Bar code scanners and readers are an integral part of the automatic identification and data collection market which, according to the Venture Development Corporation, was an approximate $14.7 billion annual market in 1999 which is estimated to grow to approximately $23.8 billion by 2002, representing a projected compound annual growth rate of approximately

17.3% over this period. We believe that the scanning portion of the automated identification and data collection market will be increasingly penetrated by machine vision manufacturers, especially in high-density applications such as printed circuit board manufacturing and parts marking and tracking.

     The scanning segment of the automatic identification and data collection market addresses the interpretation of bar codes through a laser scanning or optical recognition process. According to the Venture Development Corporation, the stationary or fixed-position one-dimensional bar code scanner market totaled approximately $825.0 million in 1998 and is projected to grow at approximately 10% per year. We believe that the industry growth rate was representative of traditional applications for these products such as fixed position scanners used for retail point of sale. We believe that certain applications will exceed industry growth rates, particularly those that address-sorting needs associated with package delivery and e-commerce distribution. Within this market, critical products include high-speed scanning tunnels that are able to read bar code labels on packages from multiple perspectives as they move rapidly through the sorting line. We believe that the development of e-commerce infrastructure and the related increased capital expenditures by shipping companies should stimulate increased demand for fixed position scanners and ancillary products.

     We believe that increasingly, the bar code scanning industry is converging with the machine vision industry. Bar codes, most notably in the form of Universal Product Codes, have been in use since the early 1970s. Traditionally, bar codes are read with lasers, which measure the width of the lines that make up a bar code. One-dimensional bar codes are typically limited to storing sixteen alphanumeric characters, can be read in a limited range of orientations and require high-contrast labels. The advent of two-dimensional bar codes in the mid-1980s significantly altered the application of bar codes. Two-dimensional bar codes can store hundreds of alphanumeric characters, can be read in any orientation and can be marked directly on manufactured parts. These advantages are critical in providing a high degree of traceability, making two-dimensional bar codes more flexible than traditional one-dimensional alternatives.

     There are three principal two-dimension symbologies, all of which are in the public domain, including our Data Matrix, Symbol Technologies Inc.'s PDF417 format and United Parcel Services' MaxiCode. We believe that the Data Matrix symbology is well suited for the component marking market due to its ability to be inscribed on virtually any surface, including curved, low-reflectivity and matte surfaces, and can be produced in a fraction of the space of an alternative bar code.

     According to the Venture Development Corporation, the market for two-dimensional bar codes is expected to grow from an estimated $158.0 million of sales in 1999 to approximately $657.0 million in annual sales in 2002, representing an annual growth rate in excess of 50%. A fundamental growth factor of two-dimensional symbology is the trend among manufacturers to mark discrete components, particularly in compliance driven industries such as semiconductor, aerospace and automotive manufacturing.

     While basic camera-based scanners are capable of reading high contrast and high quality Data Matrix images, we believe that the broad application of Data Matrix symbology on parts and components requires the imaging and processing technology typically associated with machine vision.

  STRATEGY

     Our goal is to grow by continuing to work with leaders in each of our served markets, anticipating their needs and offering them the most advanced products and technology. To accomplish this objective, we intend to:

     - Leverage our leading position in selected semiconductor capital equipment market niches. We believe we have the largest installed base of products in several segments of the semiconductor capital equipment market, such as lead scanners, tape and reel packaging equipment and ball grid array assembly machinery. Through our commitment to research and product development, we intend to continue to set the industry standard for each of these product lines. We intend to capitalize upon our large installed base of products and reputation for quality to provide new applications within the semiconductor capital equipment market for our machine vision technology. As an example, we have already begun to leverage our strong relationships with semiconductor manufacturers by introducing them to new products from our Acuity CiMatrix division.

     - Further develop the two-dimensional bar code market as the inventor of Data Matrix symbology. Anticipating that manufacturers will increasingly identify and track individual components in order to comply with standards, improve product traceability and manage inventories, we placed Data Matrix into the public domain to facilitate its adoption as an international standard. We believe markets such as the semiconductor, electronics, aerospace and automotive industries will be among the earliest users of Data Matrix. We intend to capitalize upon our knowledge of both Data Matrix and machine vision by working with the leaders in our targeted markets to encourage the use of our MXi family of readers.

     - Capitalize upon the convergence of the machine vision and bar code industries. We believe that emerging applications, especially those for e-commerce infrastructure, will require both one-dimensional laser-based products and two-dimensional machine vision products. As two-dimensional bar code systems are adopted for new applications, we believe machine vision will increasingly complement traditional laser-based technology. As a supplier of both product families, we believe we are uniquely positioned to offer fully integrated automatic identification and data collection systems.

  PRINCIPAL PRODUCTS

     Our products range from state-of-the-art machine vision systems on a circuit board, which can be priced as low as $5,000; to inspection systems with selling prices greater than $500,000 for bumped-wafers used in advanced semiconductor packages. Our own sales force sells some of our products; other products are sold either through manufacturers' representatives or to original equipment manufacturers for incorporation into customized systems.

     Semiconductor Equipment Group

     Our Semiconductor Equipment Group is comprised of our RVSI Electronics, RVSI Systemation and RVSI Vanguard divisions.

     The Electronics division supplies inspection equipment to the semiconductor industry. Our lead scanning systems, which can be found in most back-end semiconductor manufacturing lines, generally perform the final inspection of semiconductor packages prior to their preparation for shipment to the end-user. Our lead scanning systems offer automated, high-speed, three-dimensional semiconductor package lead inspection with the added feature of non-contact scanning of the packages in their shipping trays, which is known as in-tray scanning. The systems use a laser-based, non-contact, three-dimensional measurement technique to inspect and sort a wide variety of semiconductor package types, such as quad flat packs, thin quad flat packs, chip scale packages, wafer scaled products, ball grid arrays and thin small outline packs in their carrying trays. The system measurements captured by our systems include coplanarity, total package height, true position spread and span, as well as lead angle, width, pitch and gap.

     The development of a new kind of integrated circuit, used primarily in the wireless communications industry, has created a new requirement for high-speed wafer inspection equipment. These ICs, called flip chips, necessitate ball grid arrays to be applied and inspected during the front-end fabrication process, as well as the back-end packaging process. Recognizing this need, we introduced the WS-series, a two and three-dimensional machine vision-based inspection system. We believe that our WS-2000 is the only product currently capable of providing semiconductor companies the large number of inspections they desire.

     Systemation offers semiconductor handling systems, including tape and reel component processing systems, designed to transfer and inspect a variety of integrated circuit packages. Systemation's tape and reel packaging product can be integrated into our lead scanners to collect acceptable products and place them into packaging media as required by different customers. We believe that Systemation's expertise in designing and manufacturing systems that transfer semiconductors between media while providing camera-based machine vision inspection enables us to further expand the breadth of our product offerings to the semiconductor market.

     Vanguard is a supplier of ball attach equipment used in ball grid array and chip scale package assembly for the semiconductor and connection industries. These devices attach solder balls to the integrated circuit in order to generate a medium which, when heated, will connect the package to the printed circuit board. Vanguard's products are deployed on the back-end manufacturing line prior to our lead scanner testing device.

     Acuity CiMatrix division

     The Acuity CiMatrix division designs, manufactures and markets two-dimensional machine vision systems and lighting products as well as one-dimensional and two-dimensional data collection products and bar code reading systems. These products are used by a broad range of businesses, including customers in the semiconductor, electronics, automotive, pharmaceutical, consumer products, postal services and material handling industries. The Acuity CiMatrix division also supplies certain machine vision products to our Semiconductor Equipment Group.

     Our Acuity CiMatrix machine vision systems use processor chips optimized for vision, software and solid-state video cameras to perform functions such as measurement, flaw detection and inspection of manufactured products. These products examine an image of a manufactured product in order to ascertain physical characteristics, identify deviations and check for identification. For the general-purpose machine vision market, our Acuity CiMatrix division offers single-board machine vision systems, which can be tailored to the needs of specific industries via software modules. Vertical industries currently served include semiconductor, electronics, automotive and packaging/pharmaceutical. Acuity CiMatrix's principal machine vision product, Visionscape, was first introduced in 1998 and today encompasses a family of board-level machine vision systems. Visionscape is a machine vision product platform on a single printed circuit board for the Pentium/ Windows PC. This product family is designed to meet the needs of original equipment manufacturers, which incorporate vision products into their systems, as well as for direct use by manufacturers on their factory floor.

     Our Acuity CiMatrix data collection and bar code reading systems use machine vision to read and collect data from one- and two-dimensional bar codes for purposes such as sorting, manufacturing quality control, traceability and security. Our product offerings also include fixed position one-dimensional scanners using laser-based technology, principally used in sorting, as well as both fixed and hand-held two-dimensional camera-based readers.

     In two-dimensional applications, we have concentrated our efforts on scanning systems compatible with Data Matrix, a symbology, which we believe, has a number of advantages over other two-dimensional bar codes in the public domain. We believe that the smaller size of the Data Matrix symbology enables it to be used in miniaturized applications. Data Matrix is read using machine vision as compared to traditional laser scanning systems. The machine vision scanning process enables Data Matrix to exhibit a wider span of character integrity and, hence, enables Data Matrix to be applied to a variety of surfaces. We believe that these characteristics make Data Matrix the preferred symbology for applications in which components need to be marked directly, such as in parts identification. For example, as part of a move to a paperless manufacturing process, one of our customers, Pratt & Whitney, an aircraft engine manufacturer, is starting to apply two-dimensional bar codes to critical engine components. We believe that these systems will become increasingly common due to the trend toward reducing electronic component sizes and the desire to improve the traceability of each component.

     In cooperation with Polaroid Corporation, in December 1998, Acuity CiMatrix completed initial development of the MXi, the first hand-held imager for reading digital direct part marks, one-dimensional bar codes and new, digital two-dimensional symbologies, such as the Data Matrix code. In November 1999, we acquired Polaroid's interest in the MXi, including all relevant intellectual property rights, for $2.0 million. We will pay Polaroid a royalty based on net sales of the MXi and concurrently entered into an agreement with Polaroid for it to manufacture units on our behalf. We believe we are uniquely positioned in the emerging two-dimensional bar code market by virtue of our expertise in machine vision and the advantages that such technology can afford over traditional laser scanning systems.

     By incorporating our expertise in machine vision with our innovations in bar code technologies, we are uniquely positioned to offer integrated solutions for a variety of automation needs. We can combine our semiconductor inspection capabilities with our Data Matrix symbology to serialize semiconductor wafer chips. We have designed integrated systems with our bar code scanning equipment and two-dimensional machine vision to automate package and material handling. Collectively, these capabilities give computers the power of sight.

  MANUFACTURING

     Our manufacturing strategy is to produce internally only those components which possess a critical technology and subcontract all other components. Our production facilities are capable of fabricating and assembling total electronic and electromechanical systems and subsystems. Facilities include assembly and wiring operations that have the ability to produce intricate electronic subassemblies, as well as complex wiring harnesses.

     We manufacture products for the Semiconductor Equipment Group in Hauppauge, New York, Tucson, Arizona and New Berlin, Wisconsin. We manufacture products for the Acuity CiMatrix division in Canton, Massachusetts and Weare, New Hampshire. We maintain comprehensive test and inspection programs to ensure that all systems meet exacting customer requirements for performance and quality workmanship prior to delivery.

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

  ENGINEERING, PRODUCT DEVELOPMENT AND RESEARCH

     We believe that our engineering, product development and research functions are critical to our ability to maintain our leadership position in our current markets and to develop new products. As of September 30, 2000 we employed over 200 people who are dedicated to engineering, product development and research functions.

     Our research and development efforts over recent years have been largely devoted to continued development of advanced two-dimensional and three-dimensional vision technology and applications software for use in various inspection and process control automation. Research and development expenditures, net of capitalized software development costs, were $27.0 million, $20.5 million and $28.1 million for the years ended September 30, 2000, 1999 and 1998, respectively. In the fiscal years ended September 30, 2000, 1999 and 1998, we capitalized $4.2 million, $4.9 million and $7.4 million, respectively, of our software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

  SOURCES OF SUPPLY

     To support our internal operations and to extend our overall capacity, we purchase a wide variety of components, assemblies and services from proven outside manufacturers, distributors and service organiza-tions. We have not experienced any significant difficulty in obtaining adequate supplies to perform under our contracts.

     A number of our components and sub-systems are purchased from single sources. We believe that alternative sources of supply could be obtained, if necessary, without major interruption in production. In addition, certain products or sub-systems developed and marketed by the Acuity CiMatrix division are incorporated into the Semiconductor Equipment Group's product offerings.

  PROPRIETARY PROTECTION

     At September 30, 2000, we owned over 100 issued U.S. patents, with expiration dates ranging from December 2000 to June 2018. We also have various U.S. and foreign registered trademarks.

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

  CUSTOMERS

     No customers accounted for more than 10% of sales during the fiscal year ended September 30, 2000 and 1999. Intel Corporation accounted for 20% of our revenues during the fiscal year ended September 30, 1998. No other customer accounted for more than 10% of sales during the fiscal year ended September 30, 1998.

  BOOKINGS AND BACKLOG

     We define our bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months less cancellations. For the three months ended September 30, 2000, bookings were $48.9 million. This compares to bookings of $63.6 million for the three months ended June 30, 2000 and $47.6 million for the three months ended September 30, 1999. As a result of the decline in our bookings in the three month period ended September 30, 2000, our backlog declined in this period from $48.6 million to $36.7 million. The decline in our bookings and backlog in the last period is a reflection of general industry conditions and current customer demand for our products. We generally ship more than 50% of our bookings within the quarter in which the order is received.

     At September 30, 2000 our backlog was $36.7 million as compared to $35.3 million and $16.9 million at September 30, 1999 and September 30, 1998, respectively. We believe that most of our backlog at September 30, 2000 will be delivered in the next 12 months. The change in our backlog in these periods is a reflection of short term business levels and customer lead times. Because orders in backlog are subject to cancellation or indefinite delay, we do not believe that our backlog at any particular time is necessarily indicative of our long-term future business.

  COMPETITION

     We believe that machine vision has evolved into a new industry over the past several years, in which a number of machine vision-based firms have developed successful industrial applications for the technology. We are aware that a large number of companies, estimated to be upward of 100 firms, entered the industry in the 1980's and that most of these were small private concerns. Over the last several years the number of competitors has narrowed to less than
25. We believe this is attributable, to a large extent, to consolidation within the industry. Our principal competitors are ICOS Vision Systems NV in semiconductor inspection, Ismeca Europe S.A. in tape and reel handlers, Accusort in 1-D scanning and Cognex in machine vision. We believe that we are a significant competitor in the machine vision industry based upon the breadth of our product lines, our customer base and our broad array of patents. The pricing of our semiconductor inspection systems is somewhat higher, generally, than that of our competitors, but we do not regard this factor as a significant competitive disadvantage as customers have historically demonstrated their willingness to pay our asking prices to obtain features that are unavailable in our competitors' product offerings, and the resulting lower cost of ownership over the life of the product.

  EMPLOYEES

     At September 30, 2000 we employed 938 persons, of whom 381 were engineering and other technical personnel. None of our employees is a member of a labor union.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Revenues from unaffiliated customers generated by our European subsidiaries were $8.2 million, $10.3 million and $14.6 million for the years ended September 30, 2000, 1999 and 1998, respectively.

     Total revenues to customers outside the U.S. were $159.1 million, $71.4 million and $108.7 million for the years ended September 30, 2000, 1999 and 1998, respectively.

ITEM 2.  PROPERTIES

     Our executive offices, as well as our Acuity CiMatrix division, are located in a 60,000 square foot facility in Canton, Massachusetts. The Acuity CiMatrix division also maintains a 34,000 square foot engineering facility in Nashua, New Hampshire and its Northeast Robotics operations are located in a 12,000 square foot facility in Weare, New Hampshire. Our Electronics division is located in a 65,000 square foot facility located in Hauppauge, New York. Systemation's operations are located in a 90,000 square foot facility located in New Berlin, Wisconsin and Vanguard's operations are located in a 38,000 square foot facility in Tucson, Arizona.

     We also maintain sales and service offices across the United States to support our various operations. The Acuity CiMatrix division has sales and service offices in the United Kingdom, France and Germany. We maintain sales and service offices in the Philippines, Singapore and Taiwan to support our Semiconductor Equipment group's operations.

     All of our facilities are leased, with annual rental payments of approximately $3.4 million and lease expiration dates ranging from fiscal 2001 to 2014.

ITEM 3.  LEGAL PROCEEDINGS

     We initiated two actions in the United States District Court for the Central District of California against General Scanning, Incorporated, now known as GSI Lumonics, Inc., and its subsidiary View Engineering, Inc., ("View"), alleging infringement by View of a number of our patents relating to View's assembly and distribution of View's own 3-D machine vision products. In June 1998, the Court, in the first of these actions, involving the coplanarity inspection of ball grid array semiconductor package substrates, found infringement by View and granted our request for injunctive relief against View. This ruling has been appealed by View to the United States Appeals Court for the Federal Circuit. The second of these actions, in which we have sought both injunctive relief and monetary damages of not less than $75.0 million, was the subject of a non-jury trial completed in November 1999. In March 2000, the Court found for GSI. The Company has appealed the decision to the United States Appeals Court for the Federal Circuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

(a) MARKET INFORMATION

     Our common stock is quoted on The Nasdaq National Market under the symbol ROBV. The following table sets forth the high and low closing prices for our common stock for the periods indicated:

                    FISCAL QUARTER ENDED                      HIGH         LOW
                    --------------------                      ----         ---
September 30, 2000..........................................  $21 1/16   $5 1/2
June 30, 2000...............................................   18 5/16    9 1/4
March 31, 2000..............................................   19 1/4     9 1/8
December 31, 1999...........................................    9 7/8     3 9/16
September 30, 1999..........................................    5 3/4     3 5/16
June 30, 1999...............................................    3 25/32   1 21/32
March 31, 1999..............................................    3 15/16   2 5/16
December 31, 1998...........................................    4 1/2     2 1/8

     On December 22, 2000 the closing price of our common stock was $3.00 per share.

(b) HOLDERS

     The number of holders of record of our common stock as of December 22, 2000 was approximately 3,380.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The Balance Sheet Data as of September 30, 1998, 1997 and 1996 and the Statement of Operations Data for each of the two years in the period ended September 30, 1997 and 1996 have been derived from our audited financial statements, which are not contained in this Report.

                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
Revenues....................................  $227,932   $128,230   $169,007   $169,342   $153,975
Income (loss) before income taxes...........  $ 12,203   $ (9,258)  $(40,505)  $  1,393   $   (319)
Provision (benefit) for income taxes........  $     34   $     --   $     --   $    745   $ (1,154)
Net income (loss)...........................  $ 12,169   $ (9,258)  $(40,505)  $    648   $    835
Basic net income (loss) per share...........  $   0.36   $  (0.38)  $  (1.65)  $   0.03   $   0.04
Diluted net income (loss) per share.........  $   0.31   $  (0.38)  $  (1.65)  $   0.03   $   0.04

                                                                AT SEPTEMBER 30,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Current assets..............................  $145,167   $ 77,636   $ 72,227   $110,541   $ 88,370
          Total assets......................  $197,087   $123,201   $121,571   $139,923   $107,471
Long term debt and other....................  $  2,499   $  2,855   $  3,059   $  6,414   $    492
          Total liabilities.................  $ 50,080   $ 76,106   $ 84,774   $ 64,346   $ 43,858
Prepaid warrants............................  $  8,644   $  9,105         --         --         --
Stockholders' equity........................  $138,363   $ 37,990   $ 36,797   $ 75,577   $ 63,613
Working capital (deficit)...................  $ 97,586   $  4,385   $ (9,488)  $ 55,159   $ 45,751

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Fiscal Years Ended September 30, 2000 and 1999

     For the three months ended September 30, 2000, bookings were $48.9 million and shipments were $60.8 million. We define our bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months less cancellations. This compares to bookings of $63.6 million and shipments of $63.3 million for the three months ended June 30, 2000 and bookings of $47.6 million and shipments of $40.3 million for the three months ended September 30, 1999. The decline in our bookings in the last period is a reflection of general industry conditions and current customer demand for our products. When we released our operating results for the fourth quarter and fiscal year ended September 30, 2000 on November 2, 2000, we projected that we would have revenues of $50.0 to $55.0 million in the first quarter of fiscal 2001 ending December 31, 2000, that we were likely to incur an operating loss and that we would restructure our operations to reduce operating costs which would result in an additional charge in that quarter for severance and other costs. On December 28, 2000, we announced that first quarter of fiscal 2001 revenues would be significantly below our prior $50.0 to $55.0 million guidance, primarily as a result of a dramatic slowdown in capital spending on the part of the semiconductor industry.

     Our revenues were $227.9 million for the fiscal year ended September 30, 2000, compared to $128.2 million for the fiscal year ended September 30, 1999, an increase of 77.8%. The higher revenues year-to-year were associated with increased shipments of semiconductor inspection and handling equipment, as well as vision and one and two-dimensional bar code reading systems. Revenues for our Semiconductor Equipment Group and Acuity CiMatrix division increased 111.8% and 15.7%, respectively, from the prior year.

     Our gross profit margin at both divisions improved during fiscal 2000. However, the higher amount of Semiconductor Equipment Group revenues, as a percentage of total revenues, caused our gross profit percentage to remain consistent at 44.2% for both fiscal years ended September 30, 2000 and 1999. The gross profit margin, as a percentage of revenues, for our Semiconductor Equipment Group increased to 41.6% of revenues in the year ended September 30, 2000 compared to 39.3% of revenues for the year ended 1999. Also, gross profit margin, as a percentage of revenues, increased for our Acuity CiMatrix division to 49.2% in fiscal 2000, as compared to 47.1% for the year ended September 30, 1999.

     Our research and development expenses were $27.0 million, or 11.8% of revenues, in fiscal 2000, compared to $20.5 million, or 16.0% of revenues, in fiscal 1999. The higher level of expense dollars reflects spending associated with the Company's continued efforts to invest in new product development. In the Company's Semiconductor Equipment Group, the projects included work on the new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems, as well as a new line of ball-placement equipment. At Acuity CiMatrix, we continued to invest in enhancing our 1-D and 2-D barcode reading products and expanding our new machine vision platform, Visionscape. During fiscal 2000, we capitalized $4.2 million of software development costs, in accordance with SFAS No. 86, compared to $4.9 million in fiscal 1999.

     Our selling, general and administrative expenses were $60.1 million, or 26.4% of revenues, in fiscal 2000, compared to $44.6 million, or 34.8% of revenues, in fiscal 1999. The higher level of expense reflects a combination of higher variable selling expenses associated with the increase in revenues, including commissions, as well as increased marketing, salaries and related expenses.

     In fiscal 1999, severance and other charges of $0.3 million primarily related to reductions in personnel, particularly in Europe.

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

     Net interest expense was $1.4 million fiscal 2000 compared to net interest expense of $3.6 million in fiscal 1999. In the second quarter of fiscal 2000, proceeds from our secondary offering were used to repay $35.3 million of bank debt, resulting in net interest income of $0.3 million for the second half offset by net interest expense of $1.7 million for the first half of fiscal 2000.

     The tax provision for fiscal 2000 reflected minimal income taxes from utilizing the Company's net operating loss carryforwards. There was no tax provision in fiscal 1999, due to the loss in the period.

     For fiscal 2000, we had net income of $12.2 million, or $0.31 per diluted share. In fiscal 1999, we had a net loss of $9.3 million, or a loss of $0.38 per share.

  Fiscal Years Ended September 30, 1999 and 1998

     Our revenues were $128.2 million for the fiscal year ended September 30, 1999, compared to $169.0 million for the fiscal year ended September 30, 1998, a decline of 24.1%. The lower revenues year-to-year largely reflect the effect of the severe semiconductor industry downturn, which began in early calendar 1998. Revenues for our Semiconductor Equipment Group were down 32.4% and revenues for our Acuity CiMatrix division were down 2.3% from the prior year. Semiconductor equipment revenues declined because of a significant decline in orders, and cancellations of previously placed orders, for semiconductor inspection and handling equipment. The weak semiconductor industry conditions were largely a result of the Asian economic crisis and excess industry capacity. The year-to-year decline in revenues for our Acuity CiMatrix division was almost entirely a result of lower revenues from European customers, which was partially offset by higher revenues from US customers. Revenues in Europe declined mostly because of our shift in focus to products manufactured by us versus products purchased from third parties and resold.

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

     The gross profit margin, as a percentage of revenues, for our Semiconductor Equipment Group increased to 39.3% of revenues in the year ended September 30, 1999 compared to 28.6% of revenues for the year ended 1998. Also, gross profit margin, as a percentage of revenues, increased for our Acuity CiMatrix division to 47.1% compared to 41.2% for the same period in the prior year. The majority of the increase was due to the inventory provisions recorded in fiscal 1998.

     In the third and fourth quarters of fiscal 1998, we recorded provisions of $4.5 million and $12.1 million, respectively, for excess and obsolete inventories primarily for our semiconductor inspection and handling equipment. These provisions were necessary to reduce the carrying value of inventories to their appropriate net realizable value and largely reflected reduced demand for older generation products as a result of the severe semiconductor industry downturn. The inventory balances at September 30, 1998, net of inventory provisions, contained older generation products of approximately $4.5 million. Substantially all of the older generation products were sold or disposed of in fiscal 1999. However, there can be no assurance that we will not have to take additional inventory provisions in the future based upon a number of factors including changing business conditions, shortened product life cycles, the introduction of new products, and the effect of new technologies.

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

     Severance and other charges were $0.3 million for the year ended September 30, 1999, compared to $6.6 million in the prior year.. The fiscal 1998 spending relates to the cost reduction steps taken to lower our operating expenses. The 1999 severance and other charges were paid out in fiscal 1999, no amounts were accrued as of September 30, 2000.

     Net interest expense was $3.6 million in fiscal 1999 compared to $2.3 million in fiscal 1998. The increase in interest expense is a result of the significantly higher level of bank borrowings in fiscal 1998 as well as amortization of $100,000 of value of warrants issued to the banks. Proceeds from bank borrowings during fiscal 1998 were primarily used to fund working capital requirements and operations.

     The gain on sale of assets for the year ended September 30, 1999 primarily relates to the sale of our Aircraft Safety division.

     There was no tax provision in fiscal years 1999 and 1998 as a result of the loss for the periods.

     For fiscal 1999, we had a net loss of $9.3 million, or a loss of $0.38 per share. In fiscal 1998, we had a net loss of $40.5 million, or a loss of $1.65 per share. The net loss for fiscal 1998 included inventory provisions of $16.6 million and severance and other charges of $6.6 million.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance increased $16.7 million, to $22.9 million, in the year ended September 30, 2000. Net cash of $51.7 million was provided by financing activities, offset by $21.2 million of net cash used in operating activities and $13.8 million of net cash used in investing activities.

     The $51.7 million of net cash provided by financing activities was primarily the result of the proceeds of the Company's public offering of $79.1 million and other proceeds of exercises of stock options and warrants of $8.3 million, offset by debt repayments of $35.8 million.

     The $21.2 million of net cash used in operating activities was primarily a result of an increase in accounts receivable of $31.8 million and a $17.5 million increase in inventories, partially offset by net income $12.2 million, depreciation and amortization of $11.0 million and a $9.5 million increase in accounts payable.

     Additions to plant and equipment were $9.6 million and capitalized software development costs were $4.2 million in fiscal 2000. The additions to plant and equipment were primarily for equipment used in research and development activities, as well as customer support activities.

     In April 2000, the Company entered into a three-year $35.0 million revolving credit agreement. This agreement is collateralized by substantially all of the domestic tangible and intangible assets of the Company. This agreement allows for borrowings based on an 85% of eligible domestic receivables plus up to a $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign accounts receivables and inventories. The current interest rate on the revolving credit, if the Company had borrowings under the line, would be at either the prime rate or the London InterBank Offering Rate (LIBOR) plus 2 percent.. The Company also pays a fee on the unused facility of three-eights of one percent per year. There have been no borrowings under this facility.

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

EFFECT OF INFLATION

     We believe that the effect of inflation has not been material during each of the years ended September 30, 2000, 1999 and 1998, respectively.

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

RISK FACTORS

 Our principal market is the highly cyclical semiconductor industry that causes a cyclical impact on our financial results

     We sell capital equipment to companies that design, manufacture, assemble and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Any significant downturn in the markets for our customers' semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business.

     While our bookings levels increased each quarter from the third quarter of fiscal 1999 through the third quarter of fiscal 2000, bookings declined in the fourth quarter of fiscal 2000, dropping to $48.9 million in the fourth quarter from $63.6 million in the third quarter. This decline mirrored both industry statistics, which report a "book to bill" ratio, i.e., a ratio of incoming orders to shipments, for manufacturers of test, assembly, and packaging equipment that is well below parity; and reports from other companies selling semiconductor capital equipment used for test, assembly, and packaging, many of which have reported slowing orders. On December 28, 2000, we announced that revenues for the first quarter of fiscal 2001 would be significantly below our previous publicly disclosed expectations of $50.0 to $55.0 million. At this writing, there is no consensus among industry analysts or research organizations as to whether the current downturn represents a cyclical change in the semiconductor industry or a pause before a period of renewed growth.

     In fiscal years 1998 and 1999, our revenue and operating results declined as a result of a sudden and severe downturn in the semiconductor industry precipitated by a recession in Asian countries. Downturns in the semiconductor capital equipment industry have been characterized by diminished product demand, excess production capacity and accelerated erosion of selling prices. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our product during these downturns, and we will likely experience similar delays and declines in the event of another downturn. Additionally, as a capital equipment provider, our revenues are driven by the spending patterns of our customers who often delay expenditures or cancel orders in reaction to variations in their businesses. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses quickly in response to revenue short-falls. In a contraction, we may not be able to reduce our significant fixed costs, such as continued investment in research and development and capital equipment requirements.

     During a downturn, we may experience delays in collecting receivables, which may impose constraints on our working capital. In addition, a downturn in industry demand for our products that we are unable to anticipate may place us in a position of excessive inventories, which would further constrain cash flow. By way of illustration, we were compelled to reduce our inventory carrying value by approximately $16.6 million for the fiscal year ended September 30, 1998 as a consequence of an industry downturn, which unexpectedly began in March 1998.

  Sustained profitability cannot be assured

     We incurred net losses of $9.3 million and $40.5 million for the fiscal years ended September 30, 1999 and 1998, primarily attributable to the worldwide downturn in demand for semiconductor capital equipment that began in March 1998 and continued through the first half of calendar year 1999. While we reported net income of $12.2 million on revenues of $227.9 million for fiscal 2000, we projected a loss in the first quarter of fiscal 2001, based on reduced demand for our semiconductor products. Our ability to sustain profitable operations will depend upon our ability to maintain quarterly revenue levels or make further reductions in our costs. There can be no assurance that we will reduce our costs sufficiently in anticipation of declines in demand to return to sustained profitability.

  The market for semiconductor capital equipment is highly concentrated

     The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of purchases of semiconductor capital equipment. Sales to our ten largest customers accounted for 39.7%, 33.3% and 41.1% of total revenues in fiscal years ended September 30, 2000, 1999 and 1998, respectively. No single customer accounted for more than 10% of revenues in fiscal years ended September 30, 2000 and 1999. However, Intel Corporation accounted for 20% of our revenues in fiscal year 1998. A loss of or decrease in purchases by one of these customers could materially and adversely affect our sales.

 Economic difficulties encountered by certain of our foreign customers have resulted in order cancellations and reduced collections of outstanding receivables

     International sales, primarily to Asia and Western Europe, accounted for approximately 70%, 56% and 64% of our revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. In particular, sales to Taiwan, Korea and other Asian countries accounted for approximately 61%, 41% and 54% of our revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. While our sales in Asia are generally denominated in U.S. dollars, our international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions, duties and other political and economic factors. The Asian economic crisis in 1998 led to significant order cancellations from customers in Taiwan, Korea, Malaysia and the Philippines as currency devaluations prevented these customers from acquiring U.S. dollars at favorable exchange rates, thereby adversely affecting both our revenue levels and profitability.

 Development of our products requires significant lead time and we may fail to correctly anticipate the technical needs of our markets

     We must anticipate industry trends and develop products in advance of the commercialization of semiconductor capital equipment. We are required to make capital investments to develop new products before they are commercially accepted by our customers. In addition, if we are not successful in developing enhancements or new generations of products, we may not be able to recover the costs of these investments or may incur significant losses. If we are not able to develop new products, which meet the needs of our markets, our competitive position in our industries may be diminished and our relationships with our customers may be impaired.

 Inadequate cash flow and restrictions in our banking arrangements may impede our production and prevent us from investing sufficient funds in research and development

     The markets for our products are extremely competitive. Our near-term competitive position is dependent upon our ability to satisfy orders received in a timely manner. To do so, we need access to capital to rapidly increase our production capabilities. Maintaining our long-term competitive position will require our continued investment in research and product development. Our ability to make such investment may be limited by our cash flow availability and by our need to comply with covenants in our banking arrangements that may limit our production, research and product development expenditures.

  Our success is dependent on our ability to hire and retain qualified personnel

     Our success depends in large part upon our ability to hire and retain qualified personnel in technical and managerial positions. We have a limited number of employment agreements with our technical and managerial personnel. The market for employees with the combination of skills and attributes required to carry out our needs is extremely competitive. Our inability to hire and retain such personnel could adversely affect our growth and profitability.

 The large number of shares available for future sale could adversely affect the price of our common stock

     As of September 30, 2000, we had outstanding 3.7 million shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $5.53 per share; and a total of 6.7 million warrants outstanding, with substantially all of these warrants having an exercise price of $3.96 to $4.04 per share.

     The shares underlying these options and substantially all of the shares underlying the warrants have been registered for resale and none of them is subject to any contractual restrictions on resale.

     Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares could result in increased volatility in the price of our common stock.

  Our stock price is volatile

     During the twelve month period ended September 30, 2000 the closing price of our common stock has ranged from a low of $3 9/16 to a high of $21 1/16. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

     - quarterly variations in operating results;

     - differences between our quarterly results of operations and securities analysts' estimates;

     - announcements of technological innovations, new products or strategic alliances;

     - the announcement of the results of existing or new litigation; and

     - news reports relating to companies or trends in our markets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We are also exposed to the impact of foreign currency fluctuations. During fiscal 2000, most local currencies of our international subsidiaries weakened against the U.S. dollar. Since we translate foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on our results. We also believe that our exposure to currency exchange fluctuation risk is insignificant because our international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During fiscal 2000, we did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

      (i) Financial Statements.

          Independent Auditors' Report

          Consolidated Balance Sheets at September 30, 2000 and September 30,
          1999

          Consolidated Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998

          Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

      (ii) Financial Statement Schedule.

          Schedule II -- Valuation and Qualifying Accounts

     (iii) Exhibits.

  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------

       3.1 Registrant's Restated Certificate of Incorporation (1)

       3.2 Amendments to Registrant's Restated Certificate of
           Incorporation (2)

       3.3 Registrant's Bylaws, as amended (3)

       4.1 Rights Agreement, dated as of May 14, 1998, between
           Registrant and American Stock Transfer & Trust Company (3)

       4.2 Form of Prepaid Warrant (4)

      10.1 Securities Purchase Agreement dated as of February 18, 1999 among Registrant and the purchasers parties thereto (4)

      10.2 Securities Purchase Agreement dated as of July 19, 1999 among Registrant and the purchasers parties thereto (5)

      10.3 Asset Purchase Agreement, dated November 16, 1998 between
           Registrant and Rosemount Aerospace, Inc. (6)

      10.4 License Agreement, dated December 4, 1999, between
           Registrant and Rosemount Aerospace, Inc. (6)

      10.5 License Agreement, dated December 4, 1999, between
           Registrant and Rosemount Aerospace, Inc. (6)

      10.6 Asset Purchase Agreement dated as of November 10, 1999 between Registrant and Polaroid Corporation (7)

      10.7 Revolving Credit and Security Agreement, dated April 28,
           2000 between PNC Bank, National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries
           (as borrower) and other lenders identified therein. (8)

      21   Subsidiaries of Registrant (6)

      23   Independent Auditors' Consent of Deloitte & Touche LLP

      27   Financial Data Schedule

---------------
(1) Filed as an exhibit to Registrant's Registration Statement on Form S-4, File No. 333-08633.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1, File No. 333-76927.

(3) Filed as an exhibit to Registrant's Current Report on Form 8-K dated May 20, 1998.

(4) Filed as an exhibit to Registrant's Current Report on Form 8-K dated February 24, 1999.

(5) Filed as an exhibit to Registrant's Current Report on Form 8-K dated July 23, 1999.

(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for its fiscal year ended September 30, 1998.

(7) Filed as an exhibit to Registrant's Annual Report on Form 10-K for its fiscal year ended September 30, 1999.

(8) Filed as an exhibit to Registrant's Current Report on Form 10-Q dated May 20, 1998.

(b) REPORTS ON FORM 8-K:

     None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Robotic Vision Systems, Inc.
Canton, MA

We have audited the accompanying consolidated balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Robotic Vision Systems, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations, and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 1, 2000

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                2000        1999
                                                              --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 22,947    $  6,293
  Accounts receivable, net..................................    69,259      37,502
  Inventories...............................................    50,029      32,553
  Prepaid expenses and other current assets.................     2,932       1,288
                                                              --------    --------
          Total current assets..............................   145,167      77,636
  Plant and equipment, net..................................    16,095      12,281
  Deferred income taxes.....................................     9,220       8,820
  Goodwill, net of accumulated amortization of $2,023 and
     $1,434.................................................     4,992       5,250
  Software development costs, net...........................    14,188      13,965
  Other assets..............................................     7,425       5,249
                                                              --------    --------
                                                              $197,087    $123,201
                                                              ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt.......  $    236    $ 35,627
  Accounts payable..........................................    30,546      21,093
  Accrued expenses and other current liabilities............    16,799      16,531
                                                              --------    --------
          Total current liabilities.........................    47,581      73,251
  Long-term debt............................................     2,499       2,855
                                                              --------    --------
          Total liabilities.................................    50,080      76,106
  Commitments and contingencies (Note 9)
  Prepaid warrants..........................................     8,644       9,105
  Stockholders' Equity:
  Common stock, $0.01 par value; shares authorized 75,000
     shares--2000 and 1999; issued and outstanding;
     2000--35,270 and 1999--27,354..........................       353         274
  Additional paid-in capital................................   268,967     179,466
  Accumulated deficit.......................................  (130,286)   (141,683)
  Accumulated other comprehensive income....................      (671)        (67)
                                                              --------    --------
          Total stockholders' equity........................   138,363      37,990
                                                              --------    --------
                                                              $197,087    $123,201
                                                              ========    ========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues...................................................  $227,932    $128,230    $169,007
Cost of revenues...........................................   127,204      71,526     113,005
                                                             --------    --------    --------
Gross profit...............................................   100,728      56,704      56,002
                                                             --------    --------    --------
Operating costs and expenses:
Research and development expenses..........................    26,965      20,533      28,121
Selling, general and administrative expenses...............    60,127      44,599      58,877
Merger expenses............................................        --          --         623
Severance and other charges................................        --         255       6,615
                                                             --------    --------    --------
Income (loss) from operations..............................    13,636      (8,683)    (38,234)
Gain on sale of assets.....................................        --       2,985          --
Interest expense...........................................    (2,443)     (3,959)     (2,363)
Interest income............................................     1,010         399          92
                                                             --------    --------    --------
Income (loss) before income taxes..........................    12,203      (9,258)    (40,505)
Provision for income taxes.................................        34          --          --
                                                             --------    --------    --------
Net income (loss)..........................................  $ 12,169    $ (9,258)   $(40,505)
Net income (loss) per share:
  Basic....................................................  $   0.36    $  (0.38)   $  (1.65)
  Diluted..................................................  $   0.31    $  (0.38)   $  (1.65)
Weighted Average shares:
  Basic....................................................    31,431      25,669      24,613
  Diluted..................................................    39,804      25,669      24,613

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                          COMMON STOCK                                  ACCUMULATED
                                       ------------------   ADDITIONAL                     OTHER           TOTAL
                                        NUMBER               PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                       OF SHARES   AMOUNT    CAPITAL       DEFICIT        INCOME          EQUITY
                                       ---------   ------   ----------   -----------   -------------   -------------
BALANCE, OCTOBER 1, 1997.............   24,438      $244     $166,623     $ (91,457)       $ 167         $ 75,577
Shares issued in connection with the
  exercise of stock options and
  warrants...........................      161         2          373            --           --              375
Shares issued in connection with
  license agreement and
  non-competition agreement..........      271         3        1,497            --           --            1,500
Translation adjustment...............       --        --           --            --         (150)            (150)
Net loss.............................       --        --           --       (40,505)          --          (40,505)
                                        ------      ----     --------     ---------        -----         --------
BALANCE, SEPTEMBER 30, 1998..........   24,870       249      168,493      (131,962)          17           36,797
Shares issued in connection with the
  exercise of stock options and
  warrants...........................      111         1          168            --           --              169
Shares issued in connection with
  private placement, net of offering
  costs..............................    2,373        24        5,807            --           --            5,831
Warrants issued in connection with
  private placement, net of offering
  costs..............................       --        --        4,898            --           --            4,898
Warrants issued for professional
  services...........................       --        --          100            --           --              100
Amortization of warrant premium......       --        --           --          (463)          --             (463)
Translation adjustment...............       --        --           --            --          (84)             (84)
Net loss.............................       --        --           --        (9,258)          --           (9,258)
                                        ------      ----     --------     ---------        -----         --------
BALANCE, SEPTEMBER 30, 1999..........   27,354       274      179,466      (141,683)         (67)          37,990
Shares issued in connection with
  secondary public offering, net of
  offering costs.....................    5,750        57       79,068            --           --           79,125
Shares issued in connection with the
  conversion of subordinated note
  payable............................      258         3        2,064            --           --            2,067
Shares issued in connection with the
  exercise of stock options and
  warrants...........................    1,908        19        8,269            --           --            8,288
Warrants issued for professional
  services...........................       --        --          100            --           --              100
Amortization of warrant premium......       --        --           --          (772)          --             (772)
Translation adjustment...............       --        --           --            --         (604)            (604)
Net income...........................       --        --           --        12,169           --           12,169
                                        ------      ----     --------     ---------        -----         --------
BALANCE, SEPTEMBER 30, 2000..........   35,270      $353     $268,967     $(130,286)       $(671)        $138,363
                                        ======      ====     ========     =========        =====         ========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                               2000       1999        1998
                                                              -------    -------    --------
Net income (loss)...........................................  $12,169    $(9,258)   $(40,505)
Foreign currency translation adjustment.....................     (604)       (84)       (150)
                                                              -------    -------    --------
Comprehensive income (loss).................................  $11,565    $(9,342)   $(40,655)
                                                              =======    =======    ========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                               2000       1999        1998
                                                              -------    -------    --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $12,169    $(9,259)   $(40,505)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Deferred income taxes.....................................     (400)        --          --
  Depreciation and amortization.............................   11,038     10,771       8,769
  Gain on sale of assets....................................       --     (2,985)         --
  Other.....................................................       --         --        (164)
  Changes in operating assets and liabilities (net of
    effects of business acquired):
    Accounts receivable.....................................  (31,757)    (5,135)     18,196
    Inventories.............................................  (17,476)     3,660       2,882
    Prepaid expense and other current assets................   (1,644)       (62)        203
    Other assets............................................   (1,179)       (57)        373
    Accounts payable........................................    9,453       (295)     (1,932)
    Accrued expenses and other current liabilities..........   (1,426)    (6,220)        850
                                                              -------    -------    --------
    Net cash used in operating activities...................  (21,222)    (9,582)    (11,328)
                                                              -------    -------    --------
INVESTING ACTIVITIES:
Additions to plant and equipment, net.......................   (9,602)    (2,885)     (9,137)
Additions to software development costs.....................   (4,211)    (4,927)     (7,397)
Proceeds from sale of assets................................       --      4,229          --
                                                              -------    -------    --------
    Net cash used in investing activities...................  (13,813)    (3,583)    (16,534)
                                                              -------    -------    --------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants
  (less offering costs).....................................   79,192     19,372          --
Proceeds from exercise of stock options and warrants........    8,288        168         375
Net proceeds from (payments of) short-term borrowings.......  (35,391)    (2,411)     28,911
Repayment of long-term borrowings...........................     (356)      (204)     (7,828)
                                                              -------    -------    --------
    Net cash provided by financing activities...............   51,733     16,925      21,458
                                                              -------    -------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      (44)       112          14
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   16,654      3,872      (6,390)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................    6,293      2,421       8,811
                                                              -------    -------    --------
  End of year...............................................  $22,947    $ 6,293    $  2,421
                                                              -------    -------    --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $ 3,353    $ 2,937    $  2,311
                                                              -------    -------    --------
Taxes paid..................................................  $   408    $    --    $    244
                                                              -------    -------    --------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of subordinated note payable in connection with
  asset purchase agreement (Note 13)........................  $ 2,000         --          --
                                                              =======    =======    ========
Conversion of subordinated note payable and accrued interest
  into common stock.........................................  $(2,067)        --          --
                                                              =======    =======    ========
Issuance of common stock and subordinated note payable in
  connection with technology license agreement and
  non-competition agreement.................................       --         --    $  3,750
                                                              =======    =======    ========
Income tax benefit relating to the exercise of stock
  options...................................................       --         --    $     16
                                                              =======    =======    ========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     a. DESCRIPTION OF BUSINESS -- Robotic Vision Systems, Inc. ("RVSI") and subsidiaries (the "Company") designs, manufactures, markets and sells automated one dimensional ("1-D"), two dimensional ("2-D") and three dimensional ("3-D") machine vision based products and systems for inspection, measurement and identification, and is a leader in advanced electro-optical sensor technology.

     b. PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the financial statements of RVSI and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

     c. REVENUES AND COST OF REVENUES --The Company recognizes revenue upon shipment. Warranty costs associated with products sold with warranty protection, as well as other post-contract support obligations, are estimated based on the Company's historical experience and recorded in the period the product is sold.

     d. CASH AND CASH EQUIVALENTS -- Cash and cash equivalents includes money market accounts and certain debt securities issued by the United States government purchased with an original maturity of three months or less.

     e. INVENTORIES -- Inventories are stated at the lower of cost (using the first-in, first-out cost flow assumption) or market.

     f. PLANT AND EQUIPMENT -- Plant and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over estimated lives ranging from two to eight years. Leasehold improvements are amortized over the lesser of their respective estimated useful lives or lease terms.

     g. INTANGIBLE ASSETS -- Goodwill is being amortized over 15 years; a technology license and non-competition agreement are being amortized over 10 years. The Company reviews its long-lived assets, including goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.

     h. SOFTWARE DEVELOPMENT COSTS -- Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized only to the extent of costs of producing product masters subsequent to the establishment of their technological feasibility and capitalization ends when the product is available for general release to customers. Capitalized software development costs are amortized over the estimated useful lives (generally five years) on a straight-line basis or the ratio of current revenues to total expected revenues in a product's expected life, if greater. Amortization begins in the period in which the related product is available for general release to customers. The Company reviews the unamortized capitalized costs of its underlying products to the net realizable value of these products. An impairment loss is recorded in an amount by which the unamortized capitalized costs of a computer software product exceeds the net realizable value of that asset. Certain software development costs totaling $4,211, $4,927 and $7,397 have been capitalized during the fiscal years ended September 30, 2000, 1999 and 1998 respectively. Amortization expense relating to software development costs for the fiscal years ended September 30, 2000, 1999, and 1998 was $3,987, $2,775 and $2,072, respectively.

     i. RESEARCH AND DEVELOPMENT COSTS -- The Company charges research and development costs for Company-funded projects to operations as incurred.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     j. INCOME TAXES -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     k. FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of the Company's European subsidiaries are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate for the year. The resulting translation adjustments are excluded from operations and accumulated as a separate component of stockholders' equity. Transaction gains (losses) are included in net income and totaled ($136), ($163) and $106 in 2000, 1999 and 1998, respectively.

     l. NET INCOME (LOSS) PER COMMON SHARE -- Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted net income per common share reflects the effect of the Company's outstanding options and warrants (using the treasury stock method), except where such options would be anti-dilutive.

     m. FAIR VALUE OF FINANCIAL INSTRUMENTS -- The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     a) Cash and Cash Equivalents -- The carrying amounts approximate fair value because of the short maturity of these instruments.

     b) Receivables -- The carrying amount approximates fair value because of the short maturity of these instruments.

     c) Debt -- The carrying amounts approximate fair value based on borrowing rates currently available to the Company for loans with similar terms.

     d) Prepaid warrant -- At September 30, 2000, the value of the shares into which the prepaid warrant was exercisable was $16,583.

     n. USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     o. RECLASSIFICATIONS -- Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

     p. RECENT ACCOUNTING PRONOUNCEMENTS --

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

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

implementation of the provisions of SAB No. 101 until the Company's fourth quarter of fiscal 2001. The Company has not completed its evaluation of the effects of SAB No. 101.

2.  ACCOUNTS RECEIVABLE

     Accounts receivable at September 30, 2000 and 1999 consisted of the following:

                                                            2000       1999
                                                           -------    -------
Total accounts receivable................................  $70,693    $38,394
Less allowance for doubtful accounts receivable..........   (1,434)      (892)
                                                           -------    -------
Accounts receivables, net................................  $69,259    $37,502
                                                           -------    -------

     As of September 30, 2000 and 1999, the Company had $1,133 and $1,053 respectively, of unbilled receivables primarily relating to sales recorded on standard products, which have been shipped, but have not yet been finally accepted by the customer. The Company has no significant remaining obligations relating to these unbilled receivables and collectibility is considered probable. Substantially all unbilled receivables owed to the Company as of September 30, 1999 have been collected. The Company believes that substantially all of its unbilled receivables at September 30, 2000 will be billed and collected during the next twelve months.

3.  INVENTORIES

     Inventories at September 30, 2000 and 1999 consisted of the following:

                                                            2000       1999
                                                           -------    -------
Raw materials............................................  $28,573    $16,817
Work in process..........................................   11,943      7,360
Finished goods...........................................    9,513      8,376
                                                           -------    -------
          Total..........................................  $50,029    $32,553
                                                           =======    =======

4.  INCOME TAXES

     The components of income (loss) before income tax provision (benefit), for the fiscal years ended September 30, 2000, 1999 and 1998 are as follows:

                                                2000       1999        1998
                                               -------    -------    --------
Domestic.....................................  $14,558    $(7,496)   $(36,758)
Foreign......................................   (2,355)    (1,762)     (3,747)
                                               -------    -------    --------
          Total..............................  $12,203    $(9,258)   $(40,505)
                                               =======    =======    ========

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The income tax provision (benefit) for the fiscal years ended September 30, 2000, 1999 and 1998 consisted of the following:

                                                2000       1999        1998
                                               -------    -------    --------
Current:
  Federal....................................  $   334    $    --    $     --
  State......................................      100         --          --
  Foreign....................................       --         --          --
                                               -------    -------    --------
                                                   434         --          --
                                               -------    -------    --------
Deferred:
  Federal....................................    4,792     (4,042)    (18,044)
  State......................................      562       (476)     (2,140)
  Change in valuation allowance..............   (5,754)     4,518      20,184
                                               -------    -------    --------
                                                  (400)        --          --
                                               -------    -------    --------
          Total..............................  $    34    $    --    $     --
                                               =======    =======    ========

     The income tax benefits related to the exercise of stock options reduces taxes currently payable or increases net deferred tax assets, and is credited to additional paid-in capital.

     A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the fiscal years ended September 30, 2000, 1999 and 1998 is as follows:

                                                      2000     1999     1998
                                                      -----    -----    -----
U.S. Federal statutory rate.........................  34.0%    (34.0)%  (34.0)%
Increases (reductions) due to:
State taxes--net of Federal tax benefit.............    4.0     (4.0)    (4.0)
Utilization of net operating loss carryforwards.....  (40.7)      --       --
Net operating loss not producing current tax
  benefits..........................................     --     34.0     34.6
Other--net..........................................    3.0      4.0      3.4
                                                      -----    -----    -----
          Total.....................................   0.3%     0.0%     0.0%
                                                      =====    =====    =====

     The net deferred tax asset at September 30, 2000, 1999 and 1998 is comprised of the following:

                                                 2000       1999       1998
                                                -------    -------    -------
DEFERRED TAX ASSETS (LIABILITIES):
Net operating loss carryforwards..............  $30,547    $37,632    $27,257
Tax credit carryforwards......................    2,200      2,109      2,315
Accrued liabilities...........................    1,527      1,257      2,754
Inventories...................................    4,332      3,325      6,899
Receivables...................................      530        372        418
Property and equipment........................      656        885        361
Merger expenses...............................       --         --        329
Software development costs....................   (3,836)    (4,293)    (3,538)

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 2000       1999       1998
                                                -------    -------    -------
Other.........................................        7         30          4
                                                -------    -------    -------
                                                 35,963     41,317     36,799
  Less valuation allowance....................  (26,743)   (32,497)   (27,979)
                                                -------    -------    -------
          Total...............................  $ 9,220    $ 8,820    $ 8,820
                                                =======    =======    =======

     As of September 30, 2000, the Company had U.S. Federal net operating loss carryforwards of approximately $72,151 of which $7,866 are subject to annual limitations because of changes in ownership, as defined in the Internal Revenue Code. Such loss carryforwards expire in the fiscal years 2001 through 2014. The utilization of the carryforwards to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods. The Company has recorded a valuation allowance to reduce the net deferred tax asset to an amount that management believes is more likely than not to be realized. The change in the valuation allowance in fiscal 2000 relates primarily the utilization of net operating losses against fiscal 2000 income.

5.  PLANT AND EQUIPMENT

     Plant and equipment at September 30, 2000 and 1999 consisted of the following:

                                                            2000       1999
                                                           -------    -------
Machinery and equipment..................................  $15,008    $12,584
Furniture, fixtures and other equipment..................   14,748     13,043
Demonstration equipment..................................    8,535      4,880
Leasehold improvements...................................    3,676      2,595
                                                           -------    -------
          Total..........................................   41,967     33,102
Less accumulated depreciation and amortization...........  (25,872)   (20,821)
                                                           -------    -------
  Plant and equipment--net...............................  $16,095    $12,281
                                                           =======    =======

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at September 30, 2000 and 1999 consisted of the following:

                                                            2000       1999
                                                           -------    -------
Accrued wages and related employee benefits..............  $ 5,721    $ 4,285
Accrued sales commissions................................    4,836      3,538
Advance contract payments received.......................    1,558      2,705
Accrued warranty and other product related costs.........    1,411      1,448
Accrued warrant premium..................................    1,263         --
Other....................................................    2,010      4,555
                                                           -------    -------
          Total..........................................  $16,799    $16,531
                                                           =======    =======

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at September 30, 2000 and 1999 consisted of the following:

                                                               2000     1999
                                                              ------   -------
Lines of credit with domestic banks(a)......................  $   --   $35,325
Subordinated note payable(b)................................   2,250     2,250
Other borrowings............................................     485       907
                                                              ------   -------
          Total notes payable and long-term debt............   2,735    38,482
Less notes payable and current portion of long-term debt....    (236)  (35,627)
                                                              ------   -------
Long-term debt..............................................  $2,499   $ 2,855
                                                              ======   =======

---------------
a. In February 2000, the Company paid off $35,325 plus accrued interest and terminated the revolving credit facility with three banks. On April 28, 2000, the Company entered into a new three year $35,000 revolving credit agreement. The agreement is collateralized by substantially all of the domestic tangible and intangible assets of the Company. This agreement allows for borrowings based on a formula 85% of eligible receivables plus up to a $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign accounts receivables and inventories. The current interest rate on the revolving credit, if the Company had borrowings under the line, would be at either the prime rate or the London InterBank Offering Rate (LIBOR) plus two percent. The Company also pays a fee on the unused facility of three-eights of one percent per year.

b. The subordinated note matures in June 2003, bears interest at prime (8.25% at September 30, 2000) and is payable in equal quarterly installments of $281 commencing September 12, 2001.

8.  EMPLOYEE BENEFIT PLANS

     DEFINED BENEFIT PLAN -- The Company has a noncontributory pension plan for certain employees hired prior to September 1996 and meet certain minimum eligibility requirements. The level of retirement benefit is based on a formula, which considers both employee compensation and length of credited service.

     Plan assets are invested in pooled bank investment accounts and mutual funds, and the fair value of such assets is based on the quoted market prices of underlying securities in such accounts. The Company funds pension plan costs based on minimum and maximum funding criteria as determined by independent actuarial consultants.

     The components of net pension cost for the fiscal years ended September 30, 2000, 1999 and 1998 are summarized as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Service cost--benefits earned during the period.............  $244    $257    $286
Interest on projected benefit obligations...................   161     164     164
Estimated return on plan assets.............................  (113)   (128)   (167)
Other--amortization of actuarial gains and net transition
  asset.....................................................    24      23     (12)
                                                              ----    ----    ----
Net pension cost............................................  $316    $316    $271
                                                              ====    ====    ====

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 30, 2000 and 1999 is as follows:

                                                               2000      1999
                                                              ------    ------
Reconciliation of benefit obligation
  Obligation at October 1...................................  $2,166    $2,157
  Service cost..............................................     244       257
  Interest cost.............................................     160       164
  Plan amendment............................................      --        68
  Actuarial (gain) loss.....................................     (70)       55
  Benefit payments..........................................    (173)     (535)
                                                              ------    ------
  Obligation at September 30................................  $2,327    $2,166
                                                              ======    ======
Reconciliation of fair value of plan assets
  Fair value of plan assets at October 1....................  $1,254    $1,548
  Actual return on plan assets..............................     224       199
  Employer contributions....................................     503        42
  Benefit payments..........................................    (173)     (535)
                                                              ------    ------
  Fair value of plan assets at September 30.................  $1,808    $1,254
                                                              ======    ======
Funded status
  Funded status at September 30.............................    (519)     (912)
  Unrecognized prior service cost...........................      63        73
  Unrecognized (gain) loss..................................      82       277
                                                              ------    ------
Net accrued pension costs...................................  $ (374)   $ (562)
                                                              ======    ======

     Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                              2000      1999
                                                              ----      ----
Discount rate...............................................  7.75%     7.25%
Rate of compensation increase...............................  4.00%     4.00%
Expected long-term rate of return on assets.................  8.25%     8.25%

     DEFINED CONTRIBUTION PLANS -- The Company has four defined contribution plans (the "Plans") for all eligible employees, as defined by the Plans. The Company makes matching employer contributions at various percentages in accordance with the respective plan documents. The Company incurred $751, $645 and $747 for matching employer contributions to the Plans in 2000, 1999 and 1998, respectively.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES -- The Company has entered into operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable scheduled rentals under these agreements are as follows (in thousands):

        FISCAL YEAR ENDING SEPTEMBER 30:           FACILITIES    EQUIPMENT     TOTAL
        --------------------------------           ----------    ---------    -------
2001.............................................   $ 3,090        $140       $ 3,230
2002.............................................     2,731          93         2,824
2003.............................................     2,357          88         2,445
2004.............................................     1,813          87         1,900
2005.............................................     1,754          68         1,822
Thereafter.......................................    10,872          --        10,872
                                                    -------        ----       -------
          Total..................................   $22,617        $476       $23,093
                                                    =======        ====       =======

     Rent expense for the fiscal years ended September 30, 2000, 1999 and 1998 was $3,447, $3,400 and $3,305, respectively.

     LITIGATION -- In June 1998, RVSI and General Scanning Inc, now known as GSI Lumonics, Inc. ("GSI"), executed a settlement agreement of RVSI's claims arising out of GSI's acquisition of View Engineering, Inc. ("View"). In August 1996, RVSI claimed that GSI used improperly obtained information in connection with the acquisition. GSI denied all such claims. Under the settlement agreement, GSI has agreed not to compete for ten years in the inspection of interconnect leads of semiconductor packages. Under the settlement, GSI licensed to RVSI its 2-D and 3-D vision technology solely and exclusively for RVSI's use in the inspection of leads. In consideration for the technology license and non-competition agreement, RVSI agreed to pay GSI $3,750, of which $1,500 represented 271 shares of the Company's common stock and $2,250 in a subordinated note payable with a maturity date of five years.

     The Company, as plaintiff, was a party to two actions in the United States District Court for the Central District of California against View, alleging infringement by View of a number of the Company's patents relating to View's assembly and distribution of View's own 3-D machine vision products. In June 1998, the Court, in the first of these actions, involving the coplanarity inspection of ball grid array semiconductor package substrates, found infringement by View and granted the Company's request for injunctive relief against View. This ruling has been appealed by View to the United States Appeals Court for the Federal Circuit. The second of these actions, in which GSI was also a defendant, involving the "in-tray" inspection of semiconductor packages. In March 2000, the Court found for GSI. The Company has appealed the decision to the United States Appeals Court for the Federal Circuit.

     The Company is presently involved in other litigation matters in the normal course of business. Based upon discussion with Company's legal counsel, management does not expect that these matters will have a material adverse impact on the Company's consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.  STOCKHOLDERS' EQUITY

     WARRANTS OUTSTANDING--As of September 30, 2000, there were warrants outstanding for the Company's common stock as described below:

                                           NUMBER OF   PROCEEDS ON
               DATE ISSUED                  SHARES      EXERCISE                EXPIRATION DATE
               -----------                 ---------   -----------              ---------------
COMMON STOCK PURCHASE WARRANTS
a.  September 1996 - September 1998......       61       $   601     March 2001 - September 2002
b.  February 1999........................      522         2,068     February 2004
c.  April 1999...........................      327         1,297     April 2004
d.  July 1999............................    2,909        11,695     July 2004
e.  July 1999............................       69           347     July 2004
PREPAID WARRANTS
b.  February 1999                            2,778            --     February 2004
                                             -----       -------
                                             6,666       $16,008
                                             =====       =======

---------------
a. Warrants issued in various transactions having exercises price of between $2.57 and $13.13.

b. In connection with a private placement of its equity, the Company issued prepaid common stock purchase warrants and common stock purchase warrants. See "Prepaid and Incentive Warrants" for more details.

c. In conjunction with the sale of common stock, the Company issued 5-year incentive warrants at an exercise price of $3.96 per share, subject to anti-dilution adjustments. The incentive warrants are exercisable, beginning in October 2000.

d. The Company sold warrants to purchase 3,091 shares of the Company's common stock at an exercise price of $4.02 per share for proceeds of $4,250, in a private placement.

e. Warrants issued to placement agent in connection with the sale of warrants and common stock.

     PREPAID AND INCENTIVE WARRANTS-- On February 23, 1999, the Company completed a private placement of its equity securities consisting of 5-year prepaid common stock purchase warrants ("prepaid warrants") with a stated value of $11,000 and 5-year incentive common stock purchase warrants ("incentive warrants") to purchase 592 shares of the Company's common stock upon payment of an exercise price of $3.96 per share. These securities were sold to four institutional investors. At the closing, the Company received gross proceeds of $11,000 from the issuance of the prepaid warrants and incentive warrants, and net proceeds of $9,763 after placement agent fees and other expenses of the transaction. The Company also issued to the placement agent 5-year incentive warrants to purchase 630 shares of common stock at an exercise price of $3.96 per share. The market price of the Company's common stock on the placement closing date was $3.03 per share. As of September 30, 2000, there were issued and outstanding $11,000 in stated value of prepaid warrants, plus accrued premium of $1,233, and incentive warrants to purchase a total of 522 shares of common stock.

     Each prepaid warrant is exercisable at the lower of $3.96 per share or 95% of the average of the three lowest closing bid prices of the Company's common stock during the 20-day trading period ending on the date of notice of exercise. On September 30, 2000 and 1999, the exercise prices would have been $3.96 and $3.55 per share, respectively. The prepaid warrants bear an annual premium of 7% per annum, payable in cash or, at the Company's option, in shares of the Company's common stock, and are initially exercisable, to the extent of 25% of the total number of shares issuable, commencing on the 180th day (August 19, 1999) following their issuance, increasing by increments of 25% every 90 days thereafter so that after the passage of 450 days

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

following the date of original issuance, the prepaid warrants are now fully exercisable. The incentive warrants are exercisable at any time during their 5-year term.

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

     The incentive warrants have been included in stockholders' equity in the amount of $1,120, which reflects their estimated fair value. The prepaid warrants have been recorded at $8,644, which reflects the amount of the net proceeds received for the issuance of the prepaid warrants and incentive warrants, less the value assigned to the incentive warrants. Under accounting literature in effect at the date of issue of the prepaid warrants, the exercise terms of the prepaid warrants were not considered to be a beneficial conversion feature.

     Had the accounting requirements of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), which is effective for instruments issued after May 20, 1999, been in effect at the time of issuance of the prepaid warrants, the exercise terms of the prepaid warrants would have been considered a beneficial conversion feature and valued at approximately $1,120. This amount would have been recorded as a discount to the amount recorded as prepaid warrants and amortized over the period to initial exerciseability of the prepaid warrants resulting in an increase of the warrant premium of approximately $313 and $807 for the years ended September 30, 2000 and 1999, respectively.

     STOCK OPTION PLANS--The Company has several stock option plans, which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors' Stock Option Committee. Such options vest over a period of three to five years. All options issued by the Company to date have exercise prices, equal to the fair market value of the Company's common stock at the date of grant.

     Shares granted and canceled during fiscal 1998 include a stock option re-pricing offered by the Company to existing stock option holders of unexercised options of each of the Company's stock option plans, excluding members of the Board of Directors and certain corporate officers. Options granted prior to June 26, 1998 were eligible for replacement under the terms of the stock option re-pricing. At their election, stock option holders could surrender their unexercised stock options for a proportionately lower amount of stock options, based on a formula, at an exercise price of $4.13 per share, the fair value of the Company's common stock on June 26,

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1998. A total of approximately 2,169 options, with exercise prices ranging from $5.19 per share to $19.50 per share, were canceled, and approximately 1,446 options were reissued at an exercise price of $4.13 per share. Reissued stock options vest 40% on the six-month anniversary of the replacement date and 60% on the date specified in the original option grant. The expiration date of these reissued options are as specified in the original option grant. The options were priced in excess of market value on the measurement date and accordingly, no compensation was recognized.

     The following table sets forth summarized information concerning the Company's stock options:

                                                                NUMBER OF        EXERCISE
                                                                  SHARES       PRICE RANGE
                                                              --------------   ------------
                                                              (IN THOUSANDS)
Options outstanding for shares of common stock at October 1,
  1997......................................................       3,692       0.75 - 34.42
  Granted...................................................       2,943       3.19 - 16.94
  Canceled or expired.......................................      (2,926)      2.20 - 34.42
  Exercised.................................................        (138)      0.75 - 10.00
                                                                  ------
Options outstanding for shares of common stock at September
  30, 1998..................................................       3,571       1.00 - 19.38
  Granted...................................................       1,424       2.00 -  4.38
  Canceled or expired.......................................      (1,038)      1.53 - 18.25
  Exercised.................................................         (48)      1.00 -  3.75
                                                                  ------
  Options outstanding for shares of common stock at
     September 30, 1999.....................................       3,909       1.00 - 19.38
  Granted...................................................         852       3.97 - 18.00
  Canceled or expired.......................................        (517)      2.00 - 18.00
  Exercised.................................................        (512)      1.00 - 14.52
                                                                  ------
  Options outstanding for shares of common stock at
     September 30, 2000.....................................       3,732       1.00 - 19.38
                                                                  ======
Options exercisable at September 30, 2000...................       1,600
                                                                  ======
     September 30, 1999.....................................       1,211
                                                                  ======
     September 30, 1998.....................................         548
                                                                  ======
Shares reserved for issuance at September 30, 2000..........       2,630
                                                                  ======

     Weighted average option exercise price information for the fiscal years ended September 30, 2000, 1999 and 1998 was as follows:

                                                             2000     1999      1998
                                                             -----    -----    ------
Outstanding at beginning of year...........................  $5.08    $6.94    $11.08
Granted during the year....................................   7.96     2.61      6.68
Exercised during the year..................................   4.19     2.19      2.36
Canceled, terminated and expired...........................   7.71     8.64     11.88
Exercisable at year end....................................   4.88     4.74      7.12

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices greater than or equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", the Company's net income (loss) and earnings per share would have reduced our profits in fiscal 2000 or increased our losses in fiscal 1999 and 1998 by approximately $3,881, $4,485, and $5,961 or $0.10, $0.17 and $0.24 per share in fiscal 2000, 1999 and 1998, respectively. The weighted average fair value of the options granted during fiscal 2000, 1999 and 1998 is estimated at $7.96, $2.01 and $3.99 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for fiscal 2000, 1999 and 1998, respectively: volatility of 95%, 95% and 70%, risk-free interest rate of 5.94%, 6.02% and 4.30%, and an expected life of five years in fiscal 2000, 1999 and 1998.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

            FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999:

                                                                        2000
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Revenues............................................  $47,080    $56,743    $63,278    $60,831
Gross profit........................................   20,824     24,730     28,539     26,634
Net income..........................................    1,326      3,477      5,836      1,530
Net income per share:
  Basic.............................................     0.04       0.11       0.16       0.04
  Diluted...........................................     0.04       0.09       0.14       0.04

                                                                        1999
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Revenues............................................  $29,405    $27,294    $31,260    $40,271
Gross profit........................................   12,571     11,861     14,243     18,029
Net income (loss)...................................   (2,272)    (4,189)    (3,354)        94
Net income (loss) per share:
  Basic and diluted.................................    (0.09)     (0.17)     (0.13)      0.00

     12.  CUSTOMERS, GEOGRAPHIC AND SEGMENT INFORMATION

  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     During fiscal 2000 and 1999, no customer accounted for more than 10% of total revenues. In fiscal 1998, revenues from a single customer represented 20% of total revenues. No other customer accounted for more than 10% of total revenues for fiscal 1998.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  GEOGRAPHIC OPERATIONS

     For the purposes of segment reporting, management considers the Company to operate in two segments of the machine vision industry. Operations by geographic area are summarized as follows:

                                                 UNITED
     FISCAL YEAR ENDED SEPTEMBER 30, 2000        STATES     EUROPE     ELIMINATIONS    CONSOLIDATED
     ------------------------------------       --------    -------    ------------    ------------
Revenues from unaffiliated customers..........  $219,715    $ 8,217      $    --         $227,932
Transfers between geographic areas............     3,946         --       (3,946)              --
                                                --------    -------      -------         --------
          Total revenues......................  $223,661    $ 8,217      $(3,946)        $227,932
                                                ========    =======      =======         ========
Income (loss) before income tax provision.....  $ 14,558    $(2,355)     $    --         $ 12,203
                                                ========    =======      =======         ========
Identifiable assets...........................  $197,284    $ 4,952      $(5,149)        $197,087
                                                ========    =======      =======         ========

                                                 UNITED
     FISCAL YEAR ENDED SEPTEMBER 30, 1999        STATES     EUROPE     ELIMINATIONS    CONSOLIDATED
     ------------------------------------       --------    -------    ------------    ------------
Revenues from unaffiliated customers..........  $117,924    $10,306      $    --         $128,230
Transfers between geographic areas............     4,405                  (4,405)              --
                                                --------    -------      -------         --------
          Total revenues......................  $122,329    $10,306      $(4,405)        $128,230
                                                ========    =======      =======         ========
Income (loss) before income tax provision.....  $ (7,511)   $(1,747)     $    --         $ (9,258)
                                                ========    =======      =======         ========
Identifiable assets...........................  $125,911    $ 6,821      $(9,531)        $123,201
                                                ========    =======      =======         ========

                                                 UNITED
     FISCAL YEAR ENDED SEPTEMBER 30, 1998        STATES     EUROPE     ELIMINATIONS    CONSOLIDATED
     ------------------------------------       --------    -------    ------------    ------------
Revenues from unaffiliated customers..........  $154,451    $14,556           --         $169,007
Transfers between geographic areas............     4,852         --      $(4,852)              --
                                                --------    -------      -------         --------
          Total revenues......................  $159,303    $14,556      $(4,852)        $169,007
                                                ========    =======      =======         ========
Income (loss) before income tax provision
  (benefit)...................................  $(36,529)   $(3,747)     $  (229)        $(40,505)
                                                ========    =======      =======         ========
Identifiable assets...........................  $123,312    $ 7,979      $(9,720)        $121,571
                                                ========    =======      =======         ========

     Total revenues to customers outside the U.S. were $159,127, $71,352 and $108,711 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

     Export sales from the Company's United States operations to unaffiliated customers, which are generally denominated in U.S. dollars, for the fiscal years ended September 30, 2000, 1999 and 1998 were as follows:

                                                         2000       1999       1998
                                                       --------    -------    -------
Europe...............................................  $  9,670    $ 6,686    $ 7,501
Asia/Pacific Rim.....................................   138,007     52,724     84,606
Other................................................     3,232      1,636      2,048
                                                       --------    -------    -------
          Total......................................  $150,909    $61,046    $94,155
                                                       ========    =======    =======

SEGMENT INFORMATION

     The Company operates in two reportable segments serving the machine vision industry. The Company has determined segments primarily based on the nature of the products offered. The Semiconductor Equipment Group is comprised of the Electronics, Systemation and Vanguard divisions. The Electronics

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

division supplies inspection equipment to the semiconductor industry; the Systemation division offers tape and reel component processing systems designed to handle and inspect chip scale packages ("CSP") an ball grid array ("BGA") packages; and, the Vanguard division is a supplier of BGA and CSP equipment for the semiconductor and connection industries. The Company's other segment is the Acuity CiMatrix division. The Acuity CiMatrix division designs, manufactures and markets 1-D and 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation.

     The accounting policies of each segment are the same as those described in
Note 1. Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were approximately $3,800, $1,300 and $2,900 for fiscal 2000, 1999 and 1998, respectively. Other income (loss) is comprised of corporate general and administrative expenses. Other assets are comprised primarily of deferred taxes and corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments for the years ended September 30:

                                                       2000        1999        1998
                                                     --------    --------    --------
REVENUES:
Semiconductor Equipment............................  $175,382    $ 82,793    $122,003
Acuity CiMatrix....................................    52,550      45,437      47,004
                                                     --------    --------    --------
          Total Revenues...........................  $227,932    $128,230    $169,007
                                                     ========    ========    ========
INCOME (LOSS) FROM OPERATIONS
Semiconductor Equipment............................  $ 21,722    $     41    $(16,867)
Acuity CiMatrix....................................      (580)     (1,464)    (12,856)
Other..............................................    (7,506)     (7,260)     (8,511)
                                                     --------    --------    --------
          Total income (loss) from operations......  $ 13,636    $ (8,683)   $(38,234)
                                                     ========    ========    ========
DEPRECIATION AND AMORTIZATION
Semiconductor Equipment............................  $  7,691    $  7,375    $  5,943
Acuity CiMatrix....................................     3,232       3,396       2,826
Other..............................................       115          --          --
                                                     --------    --------    --------
          Total depreciation and amortization......  $ 11,038    $ 10,771    $  8,769
                                                     ========    ========    ========
TOTAL ASSETS
Semiconductor Equipment............................  $119,293    $ 79,800    $ 78,441
Acuity CiMatrix....................................    48,788      32,286      35,415
Other..............................................    29,006      11,115       7,715
                                                     --------    --------    --------
          Total Assets.............................  $197,087    $123,201    $121,571
                                                     ========    ========    ========

13.  ACQUISITION OF INTELLECTUAL PROPERTY

     In November 1999, the Company acquired Polaroid's interest in the MXi, including all relevant intellectual property rights, for $2.0 million. The Company will pay Polaroid a royalty based on net sales of the MXi and concurrently entered into an agreement with Polaroid for it to manufacture 5000 units on our behalf.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.  EARNINGS PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations for earnings per share for the three years ended September 30, 2000, 1999 and 1998 are as follows:

                        BASIC EPS                           2000      1999       1998
                        ---------                          -------   -------   --------
Net income (loss)........................................  $12,169   $(9,258)  $(40,505)
Premium on prepaid warrants..............................     (770)     (463)        --
                                                           -------   -------   --------
Income (loss) -- basic numerator.........................  $11,399   $(9,721)  $(40,505)
                                                           -------   -------   --------
Weighted average number of common shares -- basic
  denominator............................................   31,431    25,669     24,613
                                                           -------   -------   --------
Net income (loss) per share - basic......................  $  0.36   $ (0.38)  $  (1.65)
                                                           -------   -------   --------
DILUTED EPS
Income (loss) -- basic numerator.........................   11,399    (9,721)   (40,505)
Effect of conversion of prepaid warrants.................      770        --         --
                                                           -------   -------   --------
Income (loss) -- diluted numerator.......................  $12,169   $(9,721)  $(40,505)
                                                           -------   -------   --------
Weighted average number of common shares -- basic
  denominator............................................   31,431    25,669     24,613
Effect of conversion of prepaid warrants.................    2,778        --         --
Effect of other dilutive common stock options and
  warrants...............................................    5,595        --         --
                                                           -------   -------   --------
Weighted average number of common and common equivalent
  shares -diluted denominator............................   39,804    25,669     24,613
                                                           -------   -------   --------
Net income (loss) per share -- diluted...................  $  0.31   $ (0.38)  $  (1.65)
                                                           -------   -------   --------

     For the years ended September 30, 2000, 1999 and 1998, the Company had potential common shares equivalents excluded from the earnings per shares calculation of 514, 2500 and 594 respectively as they were considered anti-dilutive.

15.  SUBSEQUENT EVENT (UNAUDITED)

     On November 29, 2000, the Company acquired Abante Automation Inc. in a purchase transaction for cash of $1,850, notes payable of $1,500 and future payments over a five year period of between $2,500 and $3,500, depending on the achievement of certain operating results of Abante. The assets acquired consisted primarily of in-process and completed technology and other intangibles associated with 3-D inspection. The Company has not completed its analysis of the valuation of the assets acquired for purposes of allocation of the purchase price. Any allocation of the purchase price to in-process technology, which has not reached technological feasibility and has no alternative future use will be expensed in the Company's first fiscal quarter of 2001.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                            COLUMN A     COLUMN B     COLUMN C     COLUMN D     COLUMN E
                                           ----------   ----------   ----------   -----------   ---------
                                                                      ADDITION
                                                                     CHARGED TO
                                           BALANCE AT   CHARGED TO     OTHER                     BALANCE
                                           BEGINNING     COST AND     ACCOUNTS    DEDUCTIONS-   AT END OF
               DESCRIPTION                 OF PERIOD     EXPENSES     DESCRIBE     DESCRIBE      PERIOD
               -----------                 ----------   ----------   ----------   -----------   ---------
Year Ended September 30, 2000:
  Allowance for doubtful accounts........    $   892      $   662      $   --       $  120(1)    $ 1,434
                                             -------      -------      ------       ------       -------
  Reserve for excess and obsolete
    inventory............................    $ 7,538      $ 1,425      $   --       $1,293(1)    $ 7,670
                                             -------      -------      ------       ------       -------
Year Ended September 30, 1999:
  Allowance for doubtful accounts........    $ 1,000      $   202      $   --       $  310(1)    $   892
                                             -------      -------      ------       ------       -------
  Reserve for excess and obsolete
    inventory............................    $15,448      $   622      $   --       $8,532(1)    $ 7,538
                                             -------      -------      ------       ------       -------
Year Ended September 30, 1998:
  Allowance for doubtful accounts........    $ 2,716      $   329      $   --       $2,045(1)    $ 1,000
                                             -------      -------      ------       ------       -------
  Reserve for excess and obsolete
    inventory............................    $ 4,260      $16,845      $   --       $5,657(1)    $15,448
                                             -------      -------      ------       ------       -------

---------------
(1) Amounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on the 28th day of December, 2000.

                                          ROBOTIC VISION SYSTEMS, INC.

                                          BY: /s/ PAT V. COSTA
                                            ------------------------------------
                                              PAT V. COSTA
                                            CHAIRMAN, PRESIDENT AND CHIEF
                                              EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                          DATE
               ---------                                  -----                          ----

/s/ PAT V. COSTA                           Chairman, President and Chief           December 28, 2000
---------------------------------------    Executive Officer (Principal
PAT V. COSTA                               Executive Officer)

/s/ FRANK D. EDWARDS                       Chief Financial Officer and             December 28, 2000
---------------------------------------    Treasurer (Principal Financial and
FRANK D. EDWARDS                           Accounting Officer)

/s/ HOWARD STERN                           Director                                December 28, 2000
---------------------------------------
HOWARD STERN

/s/ FRANK DIPIETRO                         Director                                December 28, 2000
---------------------------------------
FRANK DIPIETRO

/s/ JAY M. HAFT                            Director                                December 28, 2000
---------------------------------------
JAY M. HAFT

                                           Director
---------------------------------------
TOMAS KOHN

/s/ DONALD J. KRAMER                       Director                                December 28, 2000
---------------------------------------
DONALD J. KRAMER

/s/ MARK J. LERNER                         Director                                December 28, 2000
---------------------------------------
MARK J. LERNER

/s/ ROBERT H. WALKER                       Director                                December 28, 2000
---------------------------------------
ROBERT H. WALKER