Form 10-Q
period 2000-12-31
ROBOTIC VISION SYSTEMS INC
filed 2001-02-14
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2000               Commission File Number 0-8623


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
                                      Yes [X]   No [ ]

Number of shares of Common Stock outstanding as of
February 9, 2001                                                   35,853,347
                                                                No of Pages 11

PART 1. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                                         DECEMBER 31,  SEPTEMBER 30,
                                                                                                           2000           2000
                                                                                                        ------------   -----------
                                  ASSETS
Current Assets:
  Cash and cash equivalents ......................................................................      $  15,940       $  22,947
  Accounts receivable, net .......................................................................         49,891          69,259
  Inventories ....................................................................................         58,511          50,029
  Prepaid expenses and other current assets ......................................................          3,637           2,932
                                                                                                        ---------       ---------
    Total current assets .........................................................................        127,979         145,167
  Plant and equipment, net .......................................................................         14,870          16,095
  Deferred income taxes ..........................................................................          9,220           9,220
  Goodwill and other assets, net .................................................................         17,162          12,417
  Software development costs, net ................................................................         14,084          14,188
                                                                                                        ---------       ---------
                                                                                                        $ 183,315       $ 197,087
                                                                                                        =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of long-term debt ............................................      $   2,441       $     236
  Accounts payable ...............................................................................         25,898          30,546
  Accrued expenses and other current liabilities .................................................         18,075          16,799
                                                                                                        ---------       ---------
    Total current liabilities ....................................................................         46,414          47,581
  Long-term debt .................................................................................          3,900           2,499
                                                                                                        ---------       ---------
    Total liabilities ............................................................................         50,314          50,080
  Commitments and contingencies ..................................................................           --              --
  Prepaid warrants ...............................................................................          8,644           8,644
  Stockholders' Equity:
  Common stock $0.01 par value; shares authorized 75,000; issued and outstanding Dec 2000 - 35,274
      and Sep 2000 - 35,270 ......................................................................            353             353
  Additional paid-in capital .....................................................................        268,983         268,967
  Accumulated deficit ............................................................................       (144,364)       (130,286)
  Accumulated other comprehensive income .........................................................           (615)           (671)
                                                                                                        ---------       ---------
    Total stockholders' equity ...................................................................        124,357         138,363
                                                                                                        ---------       ---------
                                                                                                        $ 183,315       $ 197,087
                                                                                                        =========       =========

See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          2000                 1999
                                                        --------             -------
Revenues ...................................            $ 32,438             $47,080
Cost of revenues ...........................              20,635              26,256
                                                        --------             -------
  Gross profit .............................              11,803              20,824
                                                        --------             -------
Operating costs and expenses:
Research and development expenses ..........               8,575               5,863
Selling, general and administrative expenses              14,469              12,537
Severance and other costs ..................               2,663                --
                                                        --------             -------
  Income (loss) from expenses ..............             (13,904)              2,424
Interest (income) expense, net .............                 (19)              1,071
                                                        --------             -------
  Income (loss) before income taxes ........             (13,885)              1,353
Provision (benefit) for income taxes .......                --                    27
                                                        --------             -------
  Net income (loss) ........................            $(13,885)            $ 1,326
Net income (loss) per share
  Basic ....................................            $  (0.40)            $  0.04
  Diluted ..................................            $  (0.40)            $  0.04
Weighted Average shares
  Basic ....................................              35,274              27,373
  Diluted ..................................              35,274              30,492

See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)
                                 (IN THOUSANDS)

                                                                                                2000                  1999
                                                                                               --------             -------
OPERATING ACTIVITIES:
Net income (loss) .................................................................            $(13,885)            $ 1,326
Adjustments to reconcile net income (loss) to net cash used in operating activities
  Depreciation and amortization ...................................................               3,193               2,396
  Changes in operating assets and liabilities (net of effects of business acquired)
    Accounts receivable ...........................................................              19,460              (7,756)
    Inventories ...................................................................              (8,353)               (982)
    Prepaid expense and other current assets ......................................                (289)             (1,236)
    Other assets ..................................................................                 362                  63
    Accounts payable ..............................................................              (4,844)              3,726
    Accrued expenses and other current liabilities ................................                 890                  42
                                                                                               --------             -------
    Net cash used in operating activities .........................................              (3,466)             (2,421)
                                                                                               --------             -------
INVESTING ACTIVITIES:
Additions to plant and equipment, net .............................................                (470)               (739)
Additions to software development costs ...........................................                (955)             (1,009)
Purchase of Abante Automation, Inc., net ..........................................              (1,850)               --
                                                                                               --------             -------
  Net cash used in investing activities ...........................................              (3,275)             (1,748)
                                                                                               --------             -------
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants ..........................                  15                 416
Net payments of short-term borrowings .............................................                (232)                (66)
Repayment of long-term borrowings .................................................                 (80)               (100)
                                                                                               --------             -------
  Net cash provided by (used in) financing activities .............................                (297)                250

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......................                  31                  (7)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................              (7,007)             (3,926)
CASH AND CASH EQUIVALENTS:
  Beginning of year ...............................................................              22,947               6,293
                                                                                               --------             -------
  End of period ...................................................................            $ 15,940             $ 2,367
                                                                                               --------             -------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .....................................................................            $    178             $ 1,985
                                                                                               --------             -------
Taxes paid ........................................................................            $    103             $  --
                                                                                               --------             -------

NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable and future payments for acquisition of Abante Automation, Inc. .......            $  3,496
                                                                                               --------
Noncash assets assumed in purchase of Abante Automation, Inc. .....................            $    679             $  --
                                                                                               --------             -------
Noncash liabilities assumed in purchase of Abante Automation, Inc. ................            $    765             $  --
                                                                                               --------             -------

Issuance of subordinated note payable in connection with asset purchase agreement .            $   --               $ 2,000
                                                                                               --------             -------

See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                    (in thousands, except per share amounts)

1. CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Balance Sheet of Robotic Vision Systems, Inc., and Subsidiaries (The "Company") as of December 31, 2000, the Consolidated Statements of Operations for the three month periods ended December 31, 2000 and 1999 and the Consolidated Statements of Cash Flows for the three month periods ended December 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 2000 and are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

    Inventories consisted of the following:

                                 DECEMBER 31, 2000     SEPTEMBER 30, 2000
                                 -----------------     ------------------
Raw Materials                        $ 35,069               $ 28,573
Work-in-Process                        11,928                 11,943
Finished Goods                         11,514                  9,513
                                     --------               --------
          Total                      $ 58,511               $ 50,029
                                     ========               ========

3.  EARNINGS PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations for earnings per share for the three months ended December 31, 2000 and 1999 are as follows:

                                                                      2000               1999
                                                                    ---------          --------
                   BASIC EPS

Net income (loss) ........................................          $(13,885)          $  1,326
Premium on prepaid warrants ..............................              (193)              (193)
                                                                    --------           --------
Income (loss) - basic numerator ..........................          $(14,078)          $  1,133
                                                                    --------           --------
Weighted average number of common shares -
basic denominator ........................................            35,274             27,373
                                                                    --------           --------
Net income (loss) per share - basic ......................          $  (0.40)          $   0.04
                                                                    --------           --------

DILUTED EPS

Income (loss) - basic numerator ..........................          $(14,078)          $  1,133
Effect of conversion of prepaid warrants .................              --                 --
                                                                    --------           --------
Income (loss) - diluted numerator ........................          $(14,078)          $  1,133
                                                                    --------           --------
Weighted average number of common shares -
basic denominator ........................................            35,274             27,373
Effect of conversion of prepaid warrants .................              --                 --
Effect of other dilutive common stock options and warrants              --                3,119
                                                                    --------           --------
Weighted average number of common and common
equivalent shares - diluted denominator ..................            35,274             30,492
                                                                    --------           --------

Net income (loss) per share - diluted ....................          $  (0.40)          $   0.04
                                                                    --------           --------

For the three months ended December 31, 2000, any such common stock equivalents were anti-dilutive due to the loss for the period. For the three months ended December 31, 2000 and 1999, the Company had potential common shares equivalents excluded from the earnings per share calculations of 9,264 and 4,161, respectively, as they were considered anti-dilutive.

4. COMPREHENSIVE INCOME (LOSS)

     In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the three months ended December 31, 2000 and 1999, total comprehensive income (loss) of $(13,829) and $1,318, respectively, included net income (loss) of $(13,885) and $1,326, respectively, and foreign currency translation adjustments of $56 and $(8), respectively.

5. SEGMENT INFORMATION

    The Company operates in two reporting segments of the machine vision industry. Intersegment sales by the Acuity CiMatrix division were $802 and $378 for the three months ended December 31, 2000 and 1999, respectively. Other income (loss) is comprised of corporate general and administrative expenses. The following table presents information about the Company's reportable segments for the quarters ended December 31:

                                                    2000          1999
                                                  --------      --------
REVENUES:
Semiconductor Equipment ...........               $ 23,193      $ 35,272
Acuity CiMatrix ...................                  9,245        11,808
                                                  --------      --------
Total Revenues ....................               $ 32,438      $ 47,080
                                                  --------      --------

INCOME (LOSS) FROM OPERATIONS

Semiconductor Equipment ...........               $ (6,434)     $  3,826
Acuity CiMatrix ...................                 (5,527)         (121)
Other .............................                 (1,943)       (1,280)
                                                  --------      --------
Total income (loss) from operations               $(13,904)     $  2,424
                                                  --------      --------

DEPRECIATION AND AMORTIZATION

Semiconductor Equipment ...........               $  2,115      $  1,777
Acuity CiMatrix ...................                  1,045           619
Other .............................                     33          --
                                                  --------      --------
Total depreciation and amortization               $  3,193      $  2,396
                                                  --------      --------

     The Company's loss from operations for the three months ended December 31, 2000 included severance and other charges of $581, $2,013 and $69 for Semiconductor Equipment, Acuity CiMatrix and Other, respectively.

6. ACQUISITION OF ABANTE AUTOMATION, INC.

    On November 29, 2000, the Company acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1.85 million in cash, a twelve-month note for $1.5 million and future minimum payments over 5 years of $2.5 million. Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries.

    The acquisition has been accounted for as a purchase and, accordingly, the results of Abante are included in the consolidated statements of operations of the Company since the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. On a preliminary basis, approximately $5.5 million has been allocated to goodwill and other intangible assets. The operations of Abante as of the beginning of the period presented, prior to its acquisition by RVSI, are not material to RVSI's income statement.

     The Company has engaged an independent appraisal firm to evaluate the intangible assets. The results of this evaluation will provide information necessary to allocate the purchase price to various categories, potentially including existing technologies, in-process technologies, trademarks, a non-compete agreement and goodwill. Any amounts relating to in-process technologies will be expensed in the second quarter.

7.  ACQUISITION OF INTELLECTUAL PROPERTY RIGHTS

    In November 1999, the Company acquired Polaroid's interest in the MXi, including all relevant intellectual property rights, for $2.0 million. The Company pays Polaroid a royalty based on net sales of the MXi.

8.  RESTRUCTURING

     In line with the lower level of revenues anticipated in the quarter, the Company took steps in order to reduce its costs. These steps primarily included a reduction of approximately 110 employees and a restructuring of our European operations. Also, the Company has curtailed discretionary spending and capital expenditures. The charge for severance and other costs of $2.7 million included severance costs of approximately $1.5 million, exit costs from facilities of $0.6 million and the write-off of other tangible and intangible assets of $0.6 million. A summary of the restructuring is as follows:

                                                                        Charge in       Amounts          Liability at
                                                                        Fiscal 2001    Incurred         December 31, 2000
                                                                        -----------    ---------        -----------------
Severance payments to employees................................         $  1,475       $    649          $    826
Exit costs from facilities.....................................              609             --               609
Write-off of other tangible and intangible assets..............              579            579                --
                                                                        --------       --------          --------
Total .........................................................         $  2,663       $  1,228          $  1,435
                                                                        --------       --------          --------



9.  SUBSEQUENT EVENT -- ACQUISITION OF AUTO IMAGE ID, INC.

         On January 3, 2001, the Company acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1.2 million in cash and a three-year convertible note totaling $5.6 million. The assets acquired consisted primarily of intangible assets associated with the design, manufacture and marketing of products for reading of direct part marks and two-dimensional bar codes. The Company has not completed its analysis of the valuation of the assets acquired for purposes of allocation of the purchase price. Any amounts relating to in-process technologies will be expensed when the evaluation is complete.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

RESULTS OF OPERATIONS

    For the three months ended December 31, 2000, revenues were $32.4 million. This compares to revenues of $60.8 million for the three months ended September 30, 2000 and $47.1 million for the three months ended December 31, 1999. The decline in our revenues in the current quarter is a reflection of a substantial industry slowdown, the results of which our customers have decreased demand for our products.

     In the Semiconductor Equipment Group, revenues fell to $23.2 million in the three months ended December 31, 2000, which compares to revenues of $46.4 million in the three months ended September 30, 2000. The decrease in our revenues in the current quarter reflects a dramatic slowdown in demand from the semiconductor capital equipment industry.

    In the Acuity CiMatrix division, revenues declined to $9.2 million in the three months ended December 31, 2000, which compares to revenues of $14.4 million in the three months ended September 30, 2000. The decrease in revenues in the current quarter reflects a reduction in demand for our machine vision products sold to the semiconductor industry and delays in the implementation of direct part mark reading programs.

    The gross profit margin was negatively impacted by the decline in revenues. The gross margin was 36.4% of revenues in the three months ended December 31, 2000 compared to 44.2% of revenues in the three months ended December 31, 1999. The lower gross profit margin primarily reflects the impact of the fixed costs as a percentage of the lower level of sales attributable to both the Semiconductor Equipment Group and the Acuity CiMatrix division.

     Research and development expenses were $8.6 million, or 26.4% of revenues, in the three months ended December 31, 2000, compared to $5.9 million, or 12.5% of revenues, in the three months ended December 31, 1999. The increased spending primarily relates to refocusing manufacturing efforts on product engineering. In the Semiconductor Equipment Group, development projects include work on our new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems, as well as continued efforts on our new line of ball-placement equipment. In the Acuity CiMatrix division, the Company continues to invest in our machine vision platform, Visionscape. In both of the three months ended December 31, 2000 and 1999, the Company capitalized approximately $1.0 million in software development costs under Statement of Financial Accounting Standards No. 86. The related amortization expense was $1.1 million and $0.8 million for the three months ended December 31, 2000 and 1999, respectively, and is included in cost of sales.

    Selling, general and administrative expenses were $14.5 million, or 44.6% of revenues, in the three months ended December 31, 2000, compared to $12.5 million, or 26.6% of revenues, in the three months ended December 31, 1999. The higher level of expenses reflects a combination of the higher level of fixed costs, which was partially offset by a lower level of variable selling expenses associated with the decrease in revenues and a portion of the cost reductions taken in the quarter ended December 31, 2000 discussed below.

     In line with the lower level of revenues anticipated in the quarter, the Company took steps in order to reduce its costs. These steps primarily included a reduction of approximately 110 employees and a restructuring of our European operations. Also, the Company has curtailed discretionary spending and capital expenditures. The charge for severance and other costs of $2.7 million included severance costs of approximately $1.5 million, exit costs from facilities of $0.6 million and the write-off of other tangible and intangible assets of $0.6 million. A summary of the restructuring is as follows:

                                                               Charge in           Amounts        Liability at
                                                               Fiscal 2001         Incurred      December 31, 2000
                                                               -----------         ---------     -----------------
Severance payments to employees .................               $1,475               $  649               $  826
Exit costs from facilities ......................                  609                 --                    609
Write-off of other tangible and intangible assets                  579                  579                 --
                                                                ------               ------               ------
Total ...........................................               $2,663               $1,228               $1,435
                                                                ------               ------               ------

     Net interest income was $19 thousand in the three months ended December 31, 2000, compared to net interest expense of $1.1 million in the three months ended December 31, 1999. The decrease in interest expense primarily reflects the bank borrowings in fiscal 2000 versus the minimal net interest income produced in fiscal 2001.

    There was no tax provision in the three months ended December 31, 2000, due to the loss in that fiscal quarter. The tax provision for the three months ended December 31, 1999 reflected minimum federal income taxes.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash balance decreased $7.0 million, to $15.9 million, in the three months ended December 31, 2000, as a result of $3.5 million of net cash used in operating activities, $3.3 million of net cash used in investing activities and $0.3 million of net cash used in financing activities.

    The $3.5 million of net cash used in operating activities was primarily a result of the $13.9 million loss in the quarter, a $8.4 million increase in inventories and a $4.9 million decrease in accounts payable, which was partially offset by a decrease in accounts receivable of $19.5 million and depreciation and amortization of $3.2 million.

    Additions to plant and equipment were $0.5 million in the three months ended December 31, 2000, as compared to $0.7 million in the three months ended December 31, 2000. The capitalized software development costs in the three months ended December 31, 2000 and 1999 were $1.0 million. The Company also completed the purchase of Abante Automation, Inc. in the three months ended December 31, 2000 and paid $1.9 million in cash at the closing. Subsequent to December 31, 2000, the Company acquired the outstanding shares of Auto Image ID, Inc. and paid approximately $1.2 million in cash at the closing.

    At December 31, 2000, the Company had no borrowings under its revolving credit agreement with its domestic tangible and intangible assets. This agreement allows for borrowings of up to 85% of eligible domestic receivables plus up to $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories. The current interest rate under on the revolving credit, if the Company had borrowings under the line, would be at the prime rate, or the London InterBank Offering Rate (LIBOR) plus two percent. The Company also pays a fee of three-eighths of one percent per year on the unused facility.

     Management believes that through its current cash balances, working capital and bank financing, the Company will have sufficient liquidity to fund cash requirements for at least the next 12 months.

EFFECT OF INFLATION

    Management believes that during the three months ended December 31, 2000 the effect of inflation was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the implementation of SFAS No. 133 until our fiscal year ending September 30, 2001. The Company has adopted SFAS No. 133 and there is no material impact to our consolidated financial position, results of operation or cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's view in applying revenue recognition in financial statements. The SEC issued SAB 101B, delaying implementation of the provisions of SAB No. 101 until the Company's fourth quarter of fiscal 2001. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company is evaluating the accounting and disclosure requirements of SAB No. 101 and will report the effect, if any, in the fourth quarter of 2001.

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

    The Company is also exposed to the impact of foreign currency fluctuations. During fiscal 2000, most local currencies of its international subsidiaries weakened against the U.S. dollar. Since the Company translates foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on its results. The Company believes that its exposure to currency exchange fluctuation is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During the fiscal 2000, it did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, the fair value of risk-sensitive instruments, and cash flow are immaterial, although the actual effects may differ materially from this hypothetical analysis.

    The Company estimates the fair value of its notes payable and long-term liabilities based on quoted market prices for the same or similar issues or on current rates offered to it for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value.

PART II. OTHER INFORMATION

Item 3. Exhibits and Reports on Form 8-K

        None

    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROBOTIC VISION SYSTEMS, INC.
                                        ----------------------------------
                                                     Registrant

Dated: February 13, 2001                         /s/ PAT V. COSTA
                                        -------------------------------------
                                                    PAT V. COSTA
                                                 President and CEO
                                            (Principal Executive Officer)

Dated: February 13, 2001                       /s/ FRANK D. EDWARDS
                                        -------------------------------------
                                                 FRANK D. EDWARDS
                                              Chief Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)