Form 10-K/A
period 2000-09-30
ROBOTIC VISION SYSTEMS INC
filed 2001-05-21
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $103,489,047 as of December 22, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                 LOCATION IN FORM 10-K IN WHICH INCORPORATED
               --------                 -------------------------------------------
Registrant's Proxy Statement relating                   Part III
     to the 2001 Annual Meeting of
              Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



     This amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000 as filed by the Registrant on December 28, 2000 and is being filed to reflect the restatement of the Registrant's consolidated financial statements (see Note 16 to the consolidated financial statements).


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


     In February 2000, we sold 5.75 million shares of our common stock in an underwritten public offering, from which we derived net proceeds of approximately $79.1 million. We used approximately $36.0 million to repay our outstanding secured bank indebtedness and accrued interest, with the balance utilized for working capital and other general corporate purposes.

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


     However, the semiconductor market can be cyclical as a result of periodic oversupply of integrated circuits, resulting in reduction in demand for the capital equipment used to fabricate, assemble, and inspect chips. This was evident during the 1996 through 1998 period when the Asian economic crisis led to significantly lower worldwide demand for semiconductor products and resulted in industry overcapacity. During this period, semiconductor manufacturers greatly reduced their capital expenditures causing significantly lower sales for capital equipment suppliers. For 2000, the Semiconductor Industry Association
(SIA) estimates worldwide sales of chips will grow 37%, to $205 billion, up from $129 billion in 1999. Growth in 1999, however, was a very modest 2% over 1998, and was below the $137.2 billion reported in 1997.

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

  BOOKINGS AND BACKLOG


     We define our bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months less cancellations. For the three months ended September 30, 2000, bookings were $47.2 million. This compares to bookings of $61.5 million for the three months ended June 30, 2000 and $47.6 million for the three months ended September 30, 1999. As a result of the decline in our bookings in the three month period ended September 30, 2000, our backlog declined in this period from $48.6 million to $36.7 million. The decline in our bookings and backlog in the last period is a reflection of general industry conditions and current customer demand for our products. We generally ship more than 50% of our bookings within the quarter in which the order is received.


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


     Total revenues to customers outside the U.S. were $158.2 million, $71.4 million and $108.7 million for the years ended September 30, 2000, 1999 and 1998, respectively.


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



                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------
                                                 2000          1999       1998       1997       1996
                                             -------------   --------   --------   --------   --------
                                             (AS REST(INDTHOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  (1)

STATEMENT OF OPERATIONS DATA:
Revenues...................................    $223,193      $128,230   $169,007   $169,342   $153,975
Income (loss) before income taxes..........    $ 10,725      $ (9,258)  $(40,505)  $  1,393   $   (319)
Provision (benefit) for income taxes.......    $      3      $     --   $     --   $    745   $ (1,154)
Net income (loss)..........................    $ 10,722      $ (9,258)  $(40,505)  $    648   $    835
Basic net income (loss) per share..........    $   0.32      $  (0.38)  $  (1.65)  $   0.03   $   0.04
Diluted net income (loss) per share........    $   0.27      $  (0.38)  $  (1.65)  $   0.03   $   0.04

                                                                 AT SEPTEMBER 30,
                                             ---------------------------------------------------------
                                                 2000          1999       1998       1997       1996
                                             -------------   --------   --------   --------   --------
                                             (AS RESTATED)        (IN THOUSANDS)
                                                  (1)
SELECTED BALANCE SHEET DATA:
Current assets.............................    $143,564      $ 77,636   $ 72,227   $110,541   $ 88,370
          Total assets.....................    $195,484      $123,201   $121,571   $139,923   $107,471
Long term debt and other...................    $  2,499      $  2,855   $  3,059   $  6,414   $    492
          Total liabilities................    $ 49,924      $ 76,106   $ 84,774   $ 64,346   $ 43,858
Prepaid warrants...........................    $  8,644      $  9,105         --         --         --
Stockholders' equity.......................    $136,916      $ 37,990   $ 36,797   $ 75,577   $ 63,613
Working capital (deficit)..................    $ 96,139      $  4,385   $ (9,488)  $ 55,159   $ 45,751


---------------


(1)See Note 16 to the consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


     As discussed in Note 16 to the consolidated financial statements, the consolidated financial statements as of the fiscal year ended September 30, 2000 have been restated. The information included in the following discussion gives effect to that restatement.


  Fiscal Years Ended September 30, 2000 and 1999


     For the three months ended September 30, 2000, bookings were $47.2 million and shipments were $59.2 million. We define our bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months less cancellations. This compares to bookings of $61.5 million and shipments of $61.2 million for the three months ended June 30, 2000 and bookings of $47.6 million and shipments of $40.3 million for the three months ended September 30, 1999. The decline in our bookings in the last period is a reflection of general industry conditions and current customer demand for our products. When we released our operating results for the fourth quarter and fiscal year ended September 30, 2000 on November 2, 2000, we projected that we would have revenues of $50.0 to $55.0 million in the first quarter of fiscal 2001 ending December 31, 2000, that we were likely to incur an operating loss and that we would restructure our operations to reduce operating costs which would result in an additional charge in that quarter for severance and other costs. On December 28, 2000, we announced that first quarter of fiscal 2001 revenues would be significantly below our prior $50.0 to $55.0 million guidance, primarily as a result of a dramatic slowdown in capital spending on the part of the semiconductor industry.



     Our revenues were $223.2 million for the fiscal year ended September 30, 2000, compared to $128.2 million for the fiscal year ended September 30, 1999, an increase of 74.1%. The higher revenues year-to-year were associated with increased shipments of semiconductor inspection and handling equipment, as well as vision and one and two-dimensional bar code reading systems. Revenues for our Semiconductor Equipment Group and Acuity CiMatrix division increased 111.8% and 5.2%, respectively, from the prior year.



     Our gross profit margin at both divisions improved during fiscal 2000. However, the higher amount of Semiconductor Equipment Group revenues, as a percentage of total revenues, caused our gross profit percentage to remain consistent at 44.3% as compared with 44.2% for the fiscal years ended September 30, 2000 and 1999, respectively. The gross profit margin, as a percentage of revenues, for our Semiconductor Equipment Group increased to 41.6% of revenues in the year ended September 30, 2000 compared to 39.3% of revenues for the year ended 1999. Also, gross profit margin, as a percentage of revenues, increased for our Acuity CiMatrix division to 50.1% in fiscal 2000, as compared to 47.1% for the year ended September 30, 1999.



     Our research and development expenses were $27.0 million, or 12.1% of revenues, in fiscal 2000, compared to $20.5 million, or 16.0% of revenues, in fiscal 1999. The higher level of expense dollars reflects spending associated with the Company's continued efforts to invest in new product development. In the Company's Semiconductor Equipment Group, the projects included work on the new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems, as well as a new line of ball-placement equipment. At Acuity CiMatrix, we continued to invest in enhancing our 1-D and 2-D barcode reading products and expanding our new machine vision platform, Visionscape. During fiscal 2000, we capitalized $4.2 million of software development costs, in accordance with SFAS No. 86, compared to $4.9 million in fiscal 1999.


     Our selling, general and administrative expenses were $59.7 million, or 26.8% of revenues, in fiscal 2000, compared to $44.6 million, or 34.8% of revenues, in fiscal 1999. The higher level of expense reflects a combination of higher variable selling expenses associated with the increase in revenues, including commissions, as well as increased marketing, salaries and related expenses.


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


     For fiscal 2000, we had net income of $10.7 million, or $0.27 per diluted share. In fiscal 1999, we had a net loss of $9.3 million, or a loss of $0.38 per share.


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

     The $21.2 million of net cash used in operating activities was primarily a result of an increase in accounts receivable of $27.0 million and a $20.2 million increase in inventories, partially offset by net income of $10.7 million, depreciation and amortization of $11.0 million and a $9.5 million increase in accounts payable.


     Additions to plant and equipment were $9.6 million and capitalized software development costs were $4.2 million in fiscal 2000. The additions to plant and equipment were primarily for equipment used in research and development activities, as well as customer support activities.


     In April 2000, the Company entered into a three-year $35.0 million revolving credit agreement. This agreement is collateralized by substantially all of the domestic tangible and intangible assets of the Company. This agreement allows for borrowings based on an 85% of eligible domestic receivables plus up to a $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign accounts receivables and inventories. The current interest rate on the revolving credit, if the Company had borrowings under the line, would be at either the prime rate or the London InterBank Offering Rate (LIBOR) plus 2 percent. The Company also pays a fee on the unused facility of three-eights of one percent per year. There have been no borrowings under this facility.


     Management believes that through its current cash balances, working capital and bank financing, the Company will have sufficient liquidity to fund its cash requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS


     In June 2000, the FASB issued Statement of Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement No. 133.)" SFAS No. 133, as amended, is effective for our fiscal year ending September 30, 2001. The effects of adopting SFAS No. 133 will not be significant.



     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying revenue recognition in financial statements. The SEC issued SAB No. 101B, delaying implementation of the provisions of SAB No. 101 until the Company's fourth quarter of fiscal 2001. The Company will adopt SAB No. 101 in fiscal 2001.


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


     While our bookings levels increased each quarter from the third quarter of fiscal 1999 through the third quarter of fiscal 2000, bookings declined in the fourth quarter of fiscal 2000, dropping to $47.2 million in the fourth quarter from $61.5 million in the third quarter. This decline mirrored both industry statistics, which report a "book to bill" ratio, i.e., a ratio of incoming orders to shipments, for manufacturers of test, assembly, and packaging equipment that is well below parity; and reports from other companies selling semiconductor capital equipment used for test, assembly, and packaging, many of which have reported slowing orders. On December 28, 2000, we announced that revenues for the first quarter of fiscal 2001 would be significantly below our previous publicly disclosed expectations of $50.0 to $55.0 million. At this writing, there is no consensus among industry analysts or research organizations as to whether the current downturn represents a cyclical change in the semiconductor industry or a pause before a period of renewed growth.


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

  Sustained profitability cannot be assured


     We incurred net losses of $9.3 million and $40.5 million for the fiscal years ended September 30, 1999 and 1998, primarily attributable to the worldwide downturn in demand for semiconductor capital equipment that began in March 1998 and continued through the first half of calendar year 1999. While we reported net income of $10.7 million on revenues of $223.2 million for fiscal 2000, we projected a loss in the first quarter of fiscal 2001, based on reduced demand for our semiconductor products. Our ability to sustain profitable operations will depend upon our ability to maintain quarterly revenue levels or make further reductions in our costs. There can be no assurance that we will reduce our costs sufficiently in anticipation of declines in demand to return to sustained profitability.


  The market for semiconductor capital equipment is highly concentrated


     The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of purchases of semiconductor capital equipment. Sales to our ten largest customers accounted for 40.6%, 33.3% and 41.1% of total revenues in fiscal years ended September 30, 2000, 1999 and 1998, respectively. No single customer accounted for more than 10% of revenues in fiscal years ended September 30, 2000 and 1999. However, Intel Corporation accounted for 20% of our revenues in fiscal year 1998. A loss of or decrease in purchases by one of these customers could materially and adversely affect our sales.

 Economic difficulties encountered by certain of our foreign customers have resulted in order cancellations and reduced collections of outstanding receivables


     International sales, primarily to Asia and Western Europe, accounted for approximately 71%, 56% and 64% of our revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. In particular, sales to Taiwan, Korea and other Asian countries accounted for approximately 61%, 41% and 54% of our revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. While our sales in Asia are generally denominated in U.S. dollars, our international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions, duties and other political and economic factors. The Asian economic crisis in 1998 led to significant order cancellations from customers in Taiwan, Korea, Malaysia and the Philippines as currency devaluations prevented these customers from acquiring U.S. dollars at favorable exchange rates, thereby adversely affecting both our revenue levels and profitability.


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

(b) REPORTS ON FORM 8-K:

     None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Robotic Vision Systems, Inc.
Canton, MA


We have audited the accompanying consolidated balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.


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


As discussed in Note 16, the accompanying fiscal year 2000 consolidated financial statements have been restated.


/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 1, 2000

(May 21, 2001 as to Note 16)

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                                   2000           1999
                                                              --------------    --------
                                                              (AS RESTATED,
                                                               SEE NOTE 16)
ASSETS
Current Assets:
  Cash and cash equivalents.................................     $ 22,947       $  6,293
  Accounts receivable, net..................................       64,520         37,502
  Inventories...............................................       52,801         32,553
  Prepaid expenses and other current assets.................        3,296          1,288
                                                                 --------       --------
          Total current assets..............................      143,564         77,636
  Plant and equipment, net..................................       16,095         12,281
  Deferred income taxes.....................................        9,220          8,820
  Goodwill, net of accumulated amortization of $2,023 and
     $1,434.................................................        4,992          5,250
  Software development costs, net...........................       14,188         13,965
  Other assets..............................................        7,425          5,249
                                                                 --------       --------
                                                                 $195,484       $123,201
                                                                 ========       ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt.......     $    236       $ 35,627
  Accounts payable..........................................       30,546         21,093
  Accrued expenses and other current liabilities............       16,643         16,531
                                                                 --------       --------
          Total current liabilities.........................       47,425         73,251
  Long-term debt............................................        2,499          2,855
                                                                 --------       --------
          Total liabilities.................................       49,924         76,106
  Commitments and contingencies (Note 9)
  Prepaid warrants..........................................        8,644          9,105
  Stockholders' Equity:
  Common stock, $0.01 par value; shares authorized 75,000
     shares--2000 and 1999; issued and outstanding;
     2000--35,270 and 1999--27,354..........................          353            274
  Additional paid-in capital................................      268,967        179,466
  Accumulated deficit.......................................     (131,733)      (141,683)
  Accumulated other comprehensive income (loss).............         (671)           (67)
                                                                 --------       --------
          Total stockholders' equity........................      136,916         37,990
                                                                 --------       --------
                                                                 $195,484       $123,201
                                                                 ========       ========


                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                2000           1999        1998
                                                           --------------    --------    --------
                                                           (AS RESTATED,
                                                            SEE NOTE 16)
Revenues.................................................     $223,193       $128,230    $169,007
Cost of revenues.........................................      124,354         71,526     113,005
                                                              --------       --------    --------
Gross profit.............................................       98,839         56,704      56,002
                                                              --------       --------    --------
Operating costs and expenses:
Research and development expenses........................       26,965         20,533      28,121
Selling, general and administrative expenses.............       59,716         44,599      58,877
Merger expenses..........................................           --             --         623
Severance and other charges..............................           --            255       6,615
                                                              --------       --------    --------
Income (loss) from operations............................       12,158         (8,683)    (38,234)
Gain on sale of assets...................................           --          2,985          --
Interest expense.........................................       (2,443)        (3,959)     (2,363)
Interest income..........................................        1,010            399          92
                                                              --------       --------    --------
Income (loss) before income taxes........................       10,725         (9,258)    (40,505)
Provision for income taxes...............................            3             --          --
                                                              --------       --------    --------
Net income (loss)........................................     $ 10,722       $ (9,258)   $(40,505)
                                                              ========       ========    ========
Net income (loss) per share:
  Basic..................................................     $   0.32       $  (0.38)   $  (1.65)
  Diluted................................................     $   0.27       $  (0.38)   $  (1.65)
Weighted average shares:
  Basic..................................................       31,431         25,669      24,613
  Diluted................................................       39,804         25,669      24,613


                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                        ACCUMULATED
                                          COMMON STOCK                                     OTHER
                                       ------------------   ADDITIONAL                 COMPREHENSIVE       TOTAL
                                        NUMBER               PAID-IN     ACCUMULATED      INCOME       STOCKHOLDERS'
                                       OF SHARES   AMOUNT    CAPITAL       DEFICIT        (LOSS)          EQUITY
                                       ---------   ------   ----------   -----------   -------------   -------------
BALANCE, OCTOBER 1, 1997.............   24,438      $244     $166,623     $ (91,457)       $ 167         $ 75,577
Shares issued in connection with the
  exercise of stock options and
  warrants...........................      161         2          373            --           --              375
Shares issued in connection with
  license agreement and
  non-competition agreement..........      271         3        1,497            --           --            1,500
Translation adjustment...............       --        --           --            --         (150)            (150)
Net loss.............................       --        --           --       (40,505)          --          (40,505)
                                        ------      ----     --------     ---------        -----         --------
BALANCE, SEPTEMBER 30, 1998..........   24,870       249      168,493      (131,962)          17           36,797
Shares issued in connection with the
  exercise of stock options and
  warrants...........................      111         1          168            --           --              169
Shares issued in connection with
  private placement, net of offering
  costs..............................    2,373        24        5,807            --           --            5,831
Warrants issued in connection with
  private placement, net of offering
  costs..............................       --        --        4,898            --           --            4,898
Warrants issued for professional
  services...........................       --        --          100            --           --              100
Amortization of warrant premium......       --        --           --          (463)          --             (463)
Translation adjustment...............       --        --           --            --          (84)             (84)
Net loss.............................       --        --           --        (9,258)          --           (9,258)
                                        ------      ----     --------     ---------        -----         --------
BALANCE, SEPTEMBER 30, 1999..........   27,354       274      179,466      (141,683)         (67)          37,990
Shares issued in connection with
  public offering, net of offering
  costs..............................    5,750        57       79,068            --           --           79,125
Shares issued in connection with the
  conversion of subordinated note
  payable............................      258         3        2,064            --           --            2,067
Shares issued in connection with the
  exercise of stock options and
  warrants...........................    1,908        19        8,269            --           --            8,288
Warrants issued for professional
  services...........................       --        --          100            --           --              100
Amortization of warrant premium......       --        --           --          (772)          --             (772)
Translation adjustment...............       --        --           --            --         (604)            (604)
Net income (as restated, see Note
  16)................................       --        --           --        10,722           --           10,722
                                        ------      ----     --------     ---------        -----         --------
BALANCE, SEPTEMBER 30, 2000(As
  restated see Note 16)..............   35,270      $353     $268,967     $(131,733)       $(671)        $136,916
                                        ======      ====     ========     =========        =====         ========


                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                 2000          1999        1998
                                                            --------------    -------    --------
                                                            (AS RESTATED,
                                                             SEE NOTE 16)
Net income (loss).........................................     $10,722        $(9,258)   $(40,505)
Foreign currency translation adjustment...................        (604)           (84)       (150)
                                                               -------        -------    --------
Comprehensive income (loss)...............................     $10,118        $(9,342)   $(40,655)
                                                               =======        =======    ========


                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                   2000          1999        1998
                                                              --------------    -------    --------
                                                              (AS RESTATED,
                                                               SEE NOTE 16)
OPERATING ACTIVITIES
Net income (loss)...........................................  $       10,722    $(9,258)   $(40,505)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Deferred income taxes.....................................            (400)        --          --
  Depreciation and amortization.............................          11,038     10,771       8,769
  Gain on sale of assets....................................              --     (2,985)         --
  Other.....................................................              --         --        (164)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................         (27,018)    (5,135)     18,196
    Inventories.............................................         (20,248)     3,660       2,882
    Prepaid expense and other current assets................          (2,008)       (62)        203
    Other assets............................................          (1,179)       (57)        373
    Accounts payable........................................           9,453       (295)     (1,932)
    Accrued expenses and other current liabilities..........          (1,582)    (6,221)        850
                                                              --------------    -------    --------
    Net cash used in operating activities...................         (21,222)    (9,582)    (11,328)
                                                              --------------    -------    --------
INVESTING ACTIVITIES:
Additions to plant and equipment, net.......................          (9,602)    (2,885)     (9,137)
Additions to software development costs.....................          (4,211)    (4,927)     (7,397)
Proceeds from sale of assets................................              --      4,229          --
                                                              --------------    -------    --------
    Net cash used in investing activities...................         (13,813)    (3,583)    (16,534)
                                                              --------------    -------    --------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants
  (less offering costs).....................................          79,192     19,372          --
Proceeds from exercise of stock options and warrants........           8,288        168         375
Net proceeds from (payments of) short-term borrowings.......         (35,391)    (2,411)     28,911
Repayment of long-term borrowings...........................            (356)      (204)     (7,828)
                                                              --------------    -------    --------
    Net cash provided by financing activities...............          51,733     16,925      21,458
                                                              --------------    -------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................             (44)       112          14
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........          16,654      3,872      (6,390)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................           6,293      2,421       8,811
                                                              --------------    -------    --------
  End of year...............................................  $       22,947    $ 6,293    $  2,421
                                                              --------------    -------    --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $        3,353    $ 2,937    $  2,311
                                                              --------------    -------    --------
Taxes paid..................................................  $          408    $    --    $    244
                                                              --------------    -------    --------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of subordinated note payable in connection with
  asset purchase agreement (Note 13)........................  $        2,000         --          --
                                                              ==============    =======    ========
Conversion of subordinated note payable and accrued interest
  into common stock.........................................  $       (2,067)        --          --
                                                              ==============    =======    ========
Issuance of common stock and subordinated note payable in
  connection with technology license agreement and
  non-competition agreement.................................              --         --    $  3,750
                                                              ==============    =======    ========
Income tax benefit relating to the exercise of stock
  options...................................................              --         --    $     16
                                                              ==============    =======    ========


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


     c. REVENUES AND COST OF REVENUES --The Company recognizes revenue upon shipment, provided persuasive evidence of an arrangement exists, the price is fixed and determinable, and collectability is reasonably assured. Warranty costs associated with products sold with warranty protection, as well as other post-contract support obligations, are estimated based on the Company's historical experience and recorded in the period the product is sold.


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

     p. RECENT ACCOUNTING PRONOUNCEMENTS --


     In June 2000, the FASB issued Statement of Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment of FASB Statement No. 133)." SFAS No. 133, as amended, is effective for the fiscal year ending September 30, 2001. The effects of adopting SFAS No. 133 will not be significant.


     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


views in applying revenue recognition in financial statements. The SEC issued SAB No. 101B, delaying implementation of the provisions of SAB No. 101 until the Company's fourth quarter of fiscal 2001. The Company will adopt SAB No. 101 in fiscal 2001.


2.  ACCOUNTS RECEIVABLE

     Accounts receivable at September 30, 2000 and 1999 consisted of the following:


                                                            2000       1999
                                                           -------    -------
Total accounts receivable................................  $65,954    $38,394
Less allowance for doubtful accounts receivable..........   (1,434)      (892)
                                                           -------    -------
Accounts receivables, net................................  $64,520    $37,502
                                                           -------    -------


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

3.  INVENTORIES

     Inventories at September 30, 2000 and 1999 consisted of the following:


                                                            2000       1999
                                                           -------    -------
Raw materials............................................  $28,573    $16,817
Work in process..........................................   11,943      7,360
Finished goods...........................................   12,285      8,376
                                                           -------    -------
          Total..........................................  $52,801    $32,553
                                                           =======    =======



     Finished goods inventory includes $2,772 on consignment at September 30, 2000.


4.  INCOME TAXES

     The components of income (loss) before income tax provision (benefit), for the fiscal years ended September 30, 2000, 1999 and 1998 are as follows:


                                                2000       1999        1998
                                               -------    -------    --------
Domestic.....................................  $13,080    $(7,496)   $(36,758)
Foreign......................................   (2,355)    (1,762)     (3,747)
                                               -------    -------    --------
          Total..............................  $10,725    $(9,258)   $(40,505)
                                               =======    =======    ========

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The income tax provision (benefit) for the fiscal years ended September 30, 2000, 1999 and 1998 consisted of the following:


                                                2000       1999        1998
                                               -------    -------    --------
Current:
  Federal....................................  $   303    $    --    $     --
  State......................................      100         --          --
  Foreign....................................       --         --          --
                                               -------    -------    --------
                                                   403         --          --
                                               -------    -------    --------
Deferred:
  Federal....................................    4,792     (4,042)    (18,044)
  State......................................      562       (476)     (2,140)
  Change in valuation allowance..............   (5,754)     4,518      20,184
                                               -------    -------    --------
                                                  (400)        --          --
                                               -------    -------    --------
          Total..............................  $     3    $    --    $     --
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

     A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the fiscal years ended September 30, 2000, 1999 and 1998 is as follows:


                                                      2000     1999     1998
                                                      -----    -----    -----
U.S. Federal statutory rate.........................  34.0%    (34.0)%  (34.0)%
Increases (reductions) due to:
State taxes--net of Federal tax benefit.............    4.0     (4.0)    (4.0)
Utilization of net operating loss carryforwards.....  (40.7)      --       --
Net operating loss not producing current tax
  benefits..........................................     --     34.0     34.6
Other--net..........................................    2.7      4.0      3.4
                                                      -----    -----    -----
          Total.....................................   0.0%     0.0%     0.0%
                                                      =====    =====    =====

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The net deferred tax asset at September 30, 2000, 1999 and 1998 is comprised of the following:

                                                 2000       1999       1998
                                                -------    -------    -------
DEFERRED TAX ASSETS (LIABILITIES):
Net operating loss carryforwards..............  $30,547    $37,632    $27,257
Tax credit carryforwards......................    2,200      2,109      2,315
Accrued liabilities...........................    1,527      1,257      2,754
Inventories...................................    4,332      3,325      6,899
Receivables...................................      530        372        418
Property and equipment........................      656        885        361
Merger expenses...............................       --         --        329
Software development costs....................   (3,836)    (4,293)    (3,538)
Other.........................................        7         30          4
                                                -------    -------    -------
                                                 35,963     41,317     36,799
  Less valuation allowance....................  (26,743)   (32,497)   (27,979)
                                                -------    -------    -------
          Total...............................  $ 9,220    $ 8,820    $ 8,820
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
                                                           =======    =======

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at September 30, 2000 and 1999 consisted of the following:


                                                            2000       1999
                                                           -------    -------
Accrued wages and related employee benefits..............  $ 5,721    $ 4,285
Accrued sales commissions................................    4,836      3,538
Advance contract payments received.......................    1,558      2,705
Accrued warranty and other product related costs.........    1,411      1,448
Accrued warrant premium..................................    1,263         --
Other....................................................    1,854      4,555
                                                           -------    -------
          Total..........................................  $16,643    $16,531
                                                           =======    =======


7.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at September 30, 2000 and 1999 consisted of the following:

                                                               2000     1999
                                                              ------   -------
Lines of credit with domestic banks(a)......................  $   --   $35,325
Subordinated note payable(b)................................   2,250     2,250
Other borrowings............................................     485       907
                                                              ------   -------
          Total notes payable and long-term debt............   2,735    38,482
Less notes payable and current portion of long-term debt....    (236)  (35,627)
                                                              ------   -------
Long-term debt..............................................  $2,499   $ 2,855
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

8.  EMPLOYEE BENEFIT PLANS


     DEFINED BENEFIT PLAN -- The Company has a noncontributory pension plan for certain employees hired prior to September 1996 that meet certain minimum eligibility requirements. The level of retirement benefit is based on a formula, which considers both employee compensation and length of credited service.


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

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Each prepaid warrant is exercisable at the lower of $3.96 per share or 95% of the average of the three lowest closing bid prices of the Company's common stock during the 20-day trading period ending on the date of notice of exercise. On September 30, 2000 and 1999, the exercise prices would have been $3.96 and $3.55 per share, respectively. The prepaid warrants bear an annual premium of 7% per annum, payable in cash or, at the Company's option, in shares of the Company's common stock, and are initially exercisable, to the extent of 25% of the total number of shares issuable, commencing on the 180th day (August 19, 1999) following their issuance, increasing by increments of 25% every 90 days thereafter so that after the passage of 450 days following the date of original issuance, the prepaid warrants are now fully exercisable. The incentive warrants are exercisable at any time during their 5-year term.

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
                                                                  ======

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Weighted average option exercise price information for the fiscal years ended September 30, 2000, 1999 and 1998 was as follows:

                                                             2000     1999      1998
                                                             -----    -----    ------
Outstanding at beginning of year...........................  $5.08    $6.94    $11.08
Granted during the year....................................   7.96     2.61      6.68
Exercised during the year..................................   4.19     2.19      2.36
Canceled, terminated and expired...........................   7.71     8.64     11.88
Exercisable at year end....................................   4.88     4.74      7.12


                            AS OF SEPTEMBER 30, 2000



                             OUTSTANDING OPTIONS                  EXERCISABLE OPTIONS
                  ------------------------------------------   -------------------------
   RANGE OF                   REMAINING LIFE     WEIGHTED                    WEIGHTED
EXERCISE PRICES    SHARES        IN YEARS      AVERAGE PRICE    SHARES     AVERAGE PRICE
---------------    ------     --------------   -------------    ------     -------------
$ 1.00 - $ 1.53     142.291        1.69           $ 1.03         142,291      $ 1.03
$ 1.94 - $ 2.88     628,802        4.05           $ 2.13         116,062      $ 2.10
$ 2.97 - $ 4.25   1,854,767        3.65           $ 3.92       1,033,518      $ 3.95
$ 4.38 - $ 6.56     249,678        2.94           $ 5.52         103,064      $ 5.60
$ 7.00 - $10.00     286,374        3.31           $ 7.75          56,900      $ 8.24
$10.81 - $14.82     478,304        4.00           $13.34         115,989      $13.79
$17.43 - $19.38      91,784        4.34           $18.64          32,176      $19.32
---------------   ---------        ----           ------       ---------      ------
$ 1.00 - $19.38   3,732,000        3.59           $ 5.48       1,600,000      $ 4.84
===============   =========        ====           ======       =========      ======


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

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

            FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999:


                                                                           2000
                         ---------------------------------------------------------------------------------------------------------
                              FIRST QUARTER              SECOND QUARTER             THIRD QUARTER              FOURTH QUARTER
                         ------------------------   ------------------------   ------------------------   ------------------------
                             AS                         AS                         AS                         AS
                         PREVIOUSLY       AS        PREVIOUSLY       AS        PREVIOUSLY       AS        PREVIOUSLY       AS
                          REPORTED    RESTATED(1)    REPORTED    RESTATED(1)    REPORTED    RESTATED(1)    REPORTED    RESTATED(1)
                         ----------   -----------   ----------   -----------   ----------   -----------   ----------   -----------
Revenues...............   $47,080       $46,697      $56,743       $56,153      $63,278       $61,181      $60,831       $59,162
Gross profit...........    20,824        20,659       24,730        24,477       28,539        27,723       26,634        25,980
Net income.............     1,326         1,186        3,477         3,262        5,836         5,319        1,530           955
Net income per share:
  Basic................      0.04          0.04         0.11          0.10         0.16          0.15         0.04          0.02
  Diluted..............      0.04          0.03         0.09          0.08         0.14          0.12         0.04          0.02


---------------


(1) See Note 16.



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

  GEOGRAPHIC OPERATIONS


     Operations by geographic area are summarized as follows:



                                                 UNITED
     FISCAL YEAR ENDED SEPTEMBER 30, 2000        STATES     EUROPE     ELIMINATIONS    CONSOLIDATED
     ------------------------------------       --------    -------    ------------    ------------
Revenues from unaffiliated customers..........   214,976    $ 8,217      $    --          223,193
Transfers between geographic areas............     3,946         --       (3,946)              --
                                                --------    -------      -------         --------
          Total revenues......................   218,922    $ 8,217      $(3,946)         223,193
                                                ========    =======      =======         ========
Income (loss) before income tax provision.....  $ 13,080    $(2,355)     $    --         $ 10,725
                                                ========    =======      =======         ========
Identifiable assets...........................   195,681    $ 4,952      $(5,149)         195,484
                                                ========    =======      =======         ========

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
                                                ========    =======      =======         ========


     Total revenues from customers outside the U.S. were $158,152, $71,352 and $108,711 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.


     Export sales from the Company's United States operations to unaffiliated customers, which are generally denominated in U.S. dollars, for the fiscal years ended September 30, 2000, 1999 and 1998 were as follows:


                                                         2000       1999       1998
                                                       --------    -------    -------
Europe...............................................  $  9,670    $ 6,686    $ 7,501
Asia/Pacific Rim.....................................   137,033     52,724     84,606
Other................................................     3,232      1,636      2,048
                                                       --------    -------    -------
          Total......................................  $149,935    $61,046    $94,155
                                                       ========    =======    =======


SEGMENT INFORMATION

     The Company operates in two reportable segments serving the machine vision industry. The Company has determined segments primarily based on the nature of the products offered. The Semiconductor Equipment Group is comprised of the Electronics, Systemation and Vanguard divisions. The Electronics division supplies inspection equipment to the semiconductor industry; the Systemation division offers tape and reel component processing systems designed to handle and inspect chip scale packages ("CSP") an ball grid array ("BGA") packages; and, the Vanguard division is a supplier of BGA and CSP equipment for the semiconductor and connection industries. The Company's other segment is the Acuity CiMatrix division. The Acuity CiMatrix division designs, manufactures and markets 1-D and 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation.

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


                                                       2000        1999        1998
                                                     --------    --------    --------
REVENUES:
Semiconductor Equipment............................  $175,382    $ 82,793    $122,003
Acuity CiMatrix....................................    47,811      45,437      47,004
                                                     --------    --------    --------
          Total Revenues...........................  $223,193    $128,230    $169,007
                                                     ========    ========    ========
INCOME (LOSS) FROM OPERATIONS
Semiconductor Equipment............................  $ 21,722    $     41    $(16,867)
Acuity CiMatrix....................................    (2,058)     (1,464)    (12,856)
Other..............................................    (7,506)     (7,260)     (8,511)
                                                     --------    --------    --------
          Total income (loss) from operations......  $ 12,158    $ (8,683)   $(38,234)
                                                     ========    ========    ========
DEPRECIATION AND AMORTIZATION
Semiconductor Equipment............................  $  7,691    $  7,375    $  5,943
Acuity CiMatrix....................................     3,232       3,396       2,826
Other..............................................       115          --          --
                                                     --------    --------    --------
          Total depreciation and amortization......  $ 11,038    $ 10,771    $  8,769
                                                     ========    ========    ========
TOTAL ASSETS
Semiconductor Equipment............................  $119,293    $ 79,800    $ 78,441
Acuity CiMatrix....................................    47,185      32,286      35,415
Other..............................................    29,006      11,115       7,715
                                                     --------    --------    --------
          Total Assets.............................  $195,484    $123,201    $121,571
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


                        BASIC EPS                           2000      1999       1998
                        ---------                          -------   -------   --------
Net income (loss)........................................  $10,722   $(9,258)  $(40,505)
Premium on prepaid warrants..............................     (772)     (463)        --
                                                           -------   -------   --------
Income (loss) -- basic numerator.........................  $ 9,950   $(9,721)  $(40,505)
                                                           -------   -------   --------
Weighted average number of common shares -- basic
  denominator............................................   31,431    25,669     24,613
                                                           -------   -------   --------
Net income (loss) per share - basic......................  $  0.32   $ (0.38)  $  (1.65)
                                                           -------   -------   --------
DILUTED EPS
Income (loss) -- basic numerator.........................    9,950    (9,721)   (40,505)
Effect of conversion of prepaid warrants.................      772        --         --
                                                           -------   -------   --------
Income (loss) -- diluted numerator.......................   10,722   $(9,721)  $(40,505)
                                                           -------   -------   --------
Weighted average number of common shares -- basic
  denominator............................................   31,431    25,669     24,613
Effect of conversion of prepaid warrants.................    2,778        --         --
Effect of other dilutive common stock options and
  warrants...............................................    5,595        --         --
                                                           -------   -------   --------
Weighted average number of common and common equivalent
  shares -diluted denominator............................   39,804    25,669     24,613
                                                           -------   -------   --------
Net income (loss) per share -- diluted...................  $  0.27   $ (0.38)  $  (1.65)
                                                           -------   -------   --------



     For the years ended September 30, 2000, 1999 and 1998, the Company had potential common shares excluded from the earnings per shares calculation of 514, 2,500 and 594 respectively as they were considered anti-dilutive.



15.  SUBSEQUENT EVENTS (UNAUDITED)



     On November 29, 2000, the Company acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1,850 in cash, a twelve-month note for $1,500 and future minimum payments over 5 years of $2,500. Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries.



     On January 3, 2001, the Company acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1,200 in cash and a three-year convertible note convertible into the Company's common stock totaling $5,600. AIID designs, manufactures and markets products for reading direct part marks and two-dimensional bar codes.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


16.  RESTATEMENT



     Subsequent to the issuance of the Company's fiscal year 2000 consolidated financial statements, the Company's management determined that revenues from certain transactions with resellers at one of the Company's divisions were incorrectly recognized. As a result, the accompanying financial statements have been restated to reflect the transactions as the consignment of inventory rather than as sales. Commission expense has also been adjusted to reflect amounts expected to be recovered. A summary of the significant effects of the restatement is as follows.



                                                                  AS
                                                              PREVIOUSLY
                                                               REPORTED    AS RESTATED
                                                              ----------   -----------
For the year ended September 30, 2000:
     Revenues...............................................  $ 227,932     $ 223,193
     Cost of revenues.......................................    127,204       124,354
     Selling, general and administrative expenses...........     60,127        59,716
     Provision for income taxes.............................         34             3
     Net income.............................................     12,169        10,722
     Net income per share basic.............................       0.36          0.32
     Net income per share diluted...........................       0.31          0.27

As of September 30, 2000:
     Accounts receivable, net...............................  $  69,259     $  64,520
     Inventories............................................     50,029        52,801
     Prepaid expenses and other current assets..............      2,932         3,296
     Accrued expenses and other current liabilities.........     16,799        16,643
     Accumulated deficit....................................   (130,286)     (131,733)

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                            COLUMN A     COLUMN B     COLUMN C     COLUMN D     COLUMN E
                                           ----------   ----------   ----------   -----------   ---------
                                                                      ADDITION
                                                                     CHARGED TO
                                           BALANCE AT   CHARGED TO     OTHER                     BALANCE
                                           BEGINNING     COST AND     ACCOUNTS    DEDUCTIONS-   AT END OF
               DESCRIPTION                 OF PERIOD     EXPENSES     DESCRIBE     DESCRIBE      PERIOD
               -----------                 ----------   ----------   ----------   -----------   ---------
Year Ended September 30, 2000:
  Allowance for doubtful accounts........    $   892      $   662      $   --       $  120(1)    $ 1,434
                                             -------      -------      ------       ------       -------
  Reserve for excess and obsolete
    inventory............................    $ 7,538      $ 1,425      $   --       $1,293(1)    $ 7,670
                                             -------      -------      ------       ------       -------
Year Ended September 30, 1999:
  Allowance for doubtful accounts........    $ 1,000      $   202      $   --       $  310(1)    $   892
                                             -------      -------      ------       ------       -------
  Reserve for excess and obsolete
    inventory............................    $15,448      $   622      $   --       $8,532(1)    $ 7,538
                                             -------      -------      ------       ------       -------
Year Ended September 30, 1998:
  Allowance for doubtful accounts........    $ 2,716      $   329      $   --       $2,045(1)    $ 1,000
                                             -------      -------      ------       ------       -------
  Reserve for excess and obsolete
    inventory............................    $ 4,260      $16,845      $   --       $5,657(1)    $15,448
                                             -------      -------      ------       ------       -------

---------------
(1) Amounts written off.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on the 21st day of May, 2001.


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


               SIGNATURE                                     TITLE                          DATE
               ---------                                     -----                          ----

/s/ PAT V. COSTA                           Chairman, President and Chief Executive      May 21, 2001
---------------------------------------    Officer (Principal Executive Officer)
PAT V. COSTA

/s/ FRANK D. EDWARDS                       Chief Financial Officer and Treasurer        May 21, 2001
---------------------------------------    (Principal Financial and Accounting
FRANK D. EDWARDS                           Officer)

/s/ HOWARD STERN                           Director                                     May 21, 2001
---------------------------------------
HOWARD STERN

/s/ FRANK DIPIETRO                         Director                                     May 21, 2001
---------------------------------------
FRANK DIPIETRO

/s/ JAY M. HAFT                            Director                                     May 21, 2001
---------------------------------------
JAY M. HAFT

/s/ TOMAS KOHN                             Director                                     May 21, 2001
---------------------------------------
TOMAS KOHN

/s/ MARK J. LERNER                         Director                                     May 21, 2001
---------------------------------------
MARK J. LERNER

/s/ ROBERT H. WALKER                       Director                                     May 21, 2001
---------------------------------------
ROBERT H. WALKER