Form 10-Q/A
period 2000-12-31
ROBOTIC VISION SYSTEMS INC
filed 2001-05-21
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                                                                No of Pages 11



EXPLANATORY NOTE

THIS AMENDMENT OF FORM 10-Q/A AMENDS THE REGISTRANT'S QUARTERLY REPORT OF FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000 AS FILED BY THE REGISTRANT ON FEBRUARY 14, 2001 AND IS BEING FILED TO REFLECT THE RESTATEMENT OF THE REGISTRANT'S CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE 11 TO THE CONSOLIDATED FINANCIAL STATEMENTS).

PART 1. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                                                                         DECEMBER 31,  SEPTEMBER 30,
                                                                                                           2000           2000
                                                                                                        ------------   -----------
                                                                                                        (As restated,
                                                                                                         see Note 11)
                                  ASSETS
Current Assets:
  Cash and cash equivalents ......................................................................      $  15,940       $  22,947
  Accounts receivable, net .......................................................................         45,643          64,520
  Inventories ....................................................................................         61,003          52,801
  Prepaid expenses and other current assets ......................................................          3,976           3,296
                                                                                                        ---------       ---------
    Total current assets .........................................................................        126,562         143,564
  Plant and equipment, net .......................................................................         14,870          16,095
  Deferred income taxes ..........................................................................          9,220           9,220
  Goodwill and other assets, net .................................................................         17,162          12,417
  Software development costs, net ................................................................         14,084          14,188
                                                                                                        ---------       ---------
                                                                                                        $ 181,898       $ 195,484
                                                                                                        =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of long-term debt ............................................      $   2,441       $     236
  Accounts payable ...............................................................................         25,898          30,546
  Accrued expenses and other current liabilities .................................................         17,919          16,643
  Deferred gross profit ..........................................................................          8,627              --
                                                                                                        ---------       ---------
    Total current liabilities ....................................................................         54,885          47,425
  Long-term debt .................................................................................          3,900           2,499
                                                                                                        ---------       ---------
    Total liabilities ............................................................................         58,785          49,924
  Commitments and contingencies ..................................................................             --              --
  Prepaid warrants ...............................................................................          8,644           8,644
  Stockholders' Equity:
  Common stock $0.01 par value; shares authorized 75,000; issued and outstanding Dec 2000 - 35,274
      and Sep 2000 - 35,270 ......................................................................            353             353
  Additional paid-in capital .....................................................................        268,983         268,967
  Accumulated deficit ............................................................................       (154,252)       (131,733)
  Accumulated other comprehensive income (loss) ..................................................           (615)           (671)
                                                                                                        ---------       ---------
    Total stockholders' equity ...................................................................        114,469         136,916
                                                                                                        ---------       ---------
                                                                                                        $ 181,898       $ 195,484
                                                                                                        =========       =========


See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          2000                 1999
                                                      -------------          -------
                                                      (As restated,       (As restated,
                                                       see Note 11)       see Note 11)
Revenues ...................................            $ 38,964             $46,697
Cost of revenues ...........................              24,588              26,038
                                                        --------             -------
  Gross profit .............................              14,376              20,659
                                                        --------             -------
Operating costs and expenses:
Research and development expenses ..........               8,575               5,863
Selling, general and administrative expenses              14,737              12,515
Severance and other costs ..................               2,663                  --
                                                        --------             -------
  Income (loss) from operations ............             (11,599)              2,281
Interest (income) expense, net .............                 (19)              1,071
                                                        --------             -------
  Income (loss) before income taxes ........             (11,580)              1,210
Provision for income taxes .................                  --                  24
                                                        --------             -------
Income (loss) before cumulative effect of
Accounting change ..........................             (11,580)              1,186
Cumulative effect of accounting change .....              10,747                  --
                                                        --------             -------
  Net income (loss) ........................            $(22,327)            $ 1,186
                                                        ========             =======
Per Share:
Income (loss) before cumulative effect:
  Basic ....................................            $  (0.33)            $  0.04
  Diluted ..................................            $  (0.33)            $  0.03
Cumulative effect of accounting change:
  Basic ....................................            $  (0.30)                 --
  Diluted ..................................            $  (0.30)                 --
Net income (loss):
  Basic ....................................            $  (0.64)            $  0.04
  Diluted ..................................            $  (0.64)            $  0.03
Weighted Average shares
  Basic ....................................              35,274              27,373
  Diluted ..................................              35,274              30,492


See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)
                                 (IN THOUSANDS)


                                                                                                2000                  1999
                                                                                             ------------           -------
                                                                                             (As restated         (As restated
                                                                                              see Note 11)         see Note 11)
OPERATING ACTIVITIES:
Net income (loss) .................................................................            $(22,327)            $ 1,186
Adjustments to reconcile net income (loss) to net cash used in operating activities
  Depreciation and amortization ...................................................               3,193               2,396
  Cumulative effect of accounting change ..........................................              10,747                  --
  Changes in operating assets and liabilities (net of effects of business acquired)
    Accounts receivable ...........................................................              18,969              (7,373)
    Inventories ...................................................................              (8,073)             (1,200)
    Prepaid expenses and other current assets .....................................                (264)             (1,258)
    Other assets ..................................................................                 362                  63
    Accounts payable ..............................................................              (4,844)              3,726
    Accrued expenses and other current liabilities ................................                 891                  39
    Deferred gross profit .........................................................              (2,120)                 --
                                                                                               --------             -------
    Net cash used in operating activities .........................................              (3,466)             (2,421)
                                                                                               --------             -------
INVESTING ACTIVITIES:
Additions to plant and equipment, net .............................................                (470)               (739)
Additions to software development costs ...........................................                (955)             (1,009)
Purchase of Abante Automation, Inc., net ..........................................              (1,850)               --
                                                                                               --------             -------
  Net cash used in investing activities ...........................................              (3,275)             (1,748)
                                                                                               --------             -------
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants ..........................                  15                 416
Net payments of short-term borrowings .............................................                (232)                (66)
Repayment of long-term borrowings .................................................                 (80)               (100)
                                                                                               --------             -------
  Net cash provided by (used in) financing activities .............................                (297)                250
                                                                                               --------             -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......................                  31                  (7)
                                                                                               --------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................................              (7,007)             (3,926)
CASH AND CASH EQUIVALENTS:
  Beginning of period .............................................................              22,947               6,293
                                                                                               ========             =======
  End of period ...................................................................            $ 15,940             $ 2,367
                                                                                               ========             =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .....................................................................            $    178             $ 1,985
                                                                                               ========             =======
Taxes paid ........................................................................            $    103             $  --
                                                                                               ========             =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable and future payments for acquisition of Abante Automation, Inc. .......            $  3,496             $  --
                                                                                               ========             =======
Issuance of subordinated note payable in connection with asset purchase agreement .            $   --               $ 2,000
                                                                                               ========             =======


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


    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended September 30, 2000 and are not necessarily indicative of the operating results for the full year.



2. REVENUE RECOGNITION
    In the quarter ended March 31, 2001, the Company changed its method of accounting for revenue on certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Previously, the Company generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted retroactive to October 1, 2000, the Company now recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts.

    Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In those cases, installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections.
In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. Revenue for products that have not previously satisfied customer acceptance requirements are recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minority portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. The Company provides for warranty cost at the time the related revenue is recognized. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. Service revenue is recognized ratably over the period of the related contract. The gross profit on sales that are not recognized is recorded as deferred gross profit in the consolidated balance sheet.


     The cumulative effect of the change to October 1, 2000 resulted in a charge to income of $10,747, which is included in the Consolidated Statement of Operations for the three months ended December 31, 2000. The effect of the change on the three months ended December 31, 2000 was to increase revenues by $6,035 and to reduce the loss before the cumulative effect of the accounting change by $2,120 ($0.06 per share). If SAB No. 101 had been applied to the prior year's results of operations, the effect would have been to decrease revenues by approximately $3,200 and operating income by approximately $1,600 for the three months ended December 31, 1999.


3. INVENTORIES

    Inventories consisted of the following:

                                 DECEMBER 31, 2000     SEPTEMBER 30, 2000
                                 -----------------     ------------------
Raw Materials                        $ 35,069               $ 28,573
Work-in-Process                        11,928                 11,943
Finished Goods                         14,006                 12,285
                                     --------               --------
          Total                      $ 61,003               $ 52,801
                                     ========               ========

    Inventory on consignment was $2,492 and $2,772 at December 31, 2000 and September 30, 2000, respectively.


4.  EARNINGS PER SHARE

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



                                                                     2000        1999
                                                                   --------    --------

BASIC EPS
Income (loss) before cumulative effect .........................   $(11,580)   $  1,186
Premium on prepaid warrants ....................................       (193)       (193)
                                                                   --------    --------
Income (loss) before cumulative effect - basic numerator .......    (11,773)        993
Cumulative effect of accounting change - basic numerator .......   $ 10,747          --
                                                                   --------    --------
Net income (loss) - basic numerator ............................    (22,520)        993

Weighted average number of common shares - basic
denominator ....................................................     35,274      27,373
                                                                   --------    --------
Per Share:
Income (loss) before cumulative effect - basic .................   $  (0.33)   $   0.04
                                                                   ========    ========
Cumulative effect of accounting change - basic .................   $  (0.30)         --
                                                                   ========    ========
Net income (loss) - basic ......................................   $  (0.64)   $   0.04
                                                                   ========    ========

DILUTED EPS

Income (loss) before cumulative effect - basic numerator .......    (11,773)        993
Effect of conversion of prepaid warrants .......................         --          --
                                                                   --------    --------
Income (loss) before cumulative effect - diluted numerator .....    (11,773)        993
Cumulative effect of accounting change - diluted numerator .....     10,747          --
                                                                   --------    --------
Net income (loss) - diluted numerator ..........................   $(22,520)   $    993

Weighted average number of common shares - basic denominator ...     35,274      27,373
Effect of conversion of prepaid warrants .......................         --          --
Effect of other dilutive common stock options and warrants .....         --       3,119
                                                                   --------    --------
Weighted average number of common and common equivalent shares -
  diluted denominator ..........................................     35,274      30,492
                                                                   --------    --------
Per Share:
Income (loss) before cumulative effect - diluted ...............   $  (0.33)   $   0.03
                                                                   ========    ========
Cumulative effect of accounting change - diluted ...............   $  (0.30)         --
                                                                   ========    ========
Net income (loss) - diluted ....................................   $  (0.64)   $   0.03
                                                                   ========    ========

For the three months ended December 31, 2000, potential common shares were anti-dilutive due to the loss for the period. For the three months ended December 31, 2000 and 1999, the Company had potential common shares excluded from the earnings per share calculations of 9,264 and 4,161, respectively, as they were anti-dilutive.



5. COMPREHENSIVE INCOME (LOSS)

     In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the three months ended December 31, 2000 and 1999, total comprehensive income (loss) of $(22,271) and $1,178, respectively, included net income (loss) of $(22,327) and $1,186, respectively, and foreign currency translation adjustments of $56 and $(8), respectively.

6. SEGMENT INFORMATION



    The Company operates in two segments-semiconductor equipment and Acuity CiMatrix. Intersegment sales by the Acuity CiMatrix division were $802 and $378 for the three months ended December 31, 2000 and 1999, respectively. Other income (loss) is comprised of corporate general and administrative expenses. The following table presents information about the Company's reportable segments for the quarters ended December 31:



                                                    2000          1999
                                                  --------      --------
REVENUES:
Semiconductor Equipment ...........               $ 29,228      $ 35,272
Acuity CiMatrix ...................                  9,736        11,425
                                                  --------      --------
Total Revenues ....................               $ 38,964      $ 46,697
                                                  --------      --------

INCOME (LOSS) FROM OPERATIONS

Semiconductor Equipment ...........               $ (4,315)     $  3,826
Acuity CiMatrix ...................                 (5,341)         (265)
Other .............................                 (1,943)       (1,280)
                                                  --------      --------
Total income (loss) from operations               $(11,599)     $  2,281
                                                  --------      --------

DEPRECIATION AND AMORTIZATION

Semiconductor Equipment ...........               $  2,115      $  1,777
Acuity CiMatrix ...................                  1,045           619
Other .............................                     33          --
                                                  --------      --------
Total depreciation and amortization               $  3,193      $  2,396
                                                  --------      --------


     The Company's loss from operations for the three months ended December 31, 2000 included severance and other charges of $581, $2,013 and $69 for Semiconductor Equipment, Acuity CiMatrix and Other, respectively.


7. ACQUISITION OF ABANTE AUTOMATION, INC.



    On November 29, 2000, the Company acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1.85 million in cash, a twelve-month note for $1.5 million at 8% and future minimum payments over 5 years of $2.5 million. Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries.



    The acquisition has been accounted for as a purchase and, accordingly, the results of Abante are included in the consolidated statements of operations of the Company since the date of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the date of acquisition. On a preliminary basis, approximately $5.5 million has been allocated to goodwill and other intangible assets. The future minimum payments have been discounted at an 8% rate. The operations of Abante as of the beginning of the period presented, prior to its acquisition by RVSI, are not material to RVSI's income statement.

     The Company has engaged an independent appraisal firm to value Abante's intangible assets. The results of this valuation will provide information necessary to allocate the purchase price to any identifiable intangible assets acquired, including existing technologies, in-process technologies, trademarks, a non-compete agreement and goodwill. Any amounts relating to in-process technologies will be expensed in the quarter ended March 31, 2001.



8.  ACQUISITION OF INTELLECTUAL PROPERTY RIGHTS


    In November 1999, the Company acquired Polaroid's interest in the MXi, including all relevant intellectual property rights, for $2.0 million. The Company pays Polaroid a royalty based on net sales of the MXi.


9.  RESTRUCTURING


     In response to the lower level of revenues anticipated in the quarter, the Company took steps in order to reduce its costs. These steps primarily included a reduction of approximately 110 employees and a restructuring of European operations. Also, the Company has curtailed discretionary spending and capital expenditures. The charge for severance and other costs of $2.7 million included severance costs of approximately $1.5 million, exit costs from facilities of $0.6 million and the write-off of other tangible and intangible assets of $0.6 million. A summary of the restructuring is as follows:



                                                                        Charge in       Amounts          Liability at
                                                                        Fiscal 2001      Paid           December 31, 2000
                                                                        -----------  -------------      -----------------
Severance payments to employees................................         $  1,475       $    649          $    826
Exit costs from facilities.....................................              609             --               609
Write-off of other tangible and intangible assets..............              579            579                --
                                                                        --------       --------          --------
Total .........................................................         $  2,663       $  1,228          $  1,435
                                                                        --------       --------          --------




10.  SUBSEQUENT EVENT -- ACQUISITION OF AUTO IMAGE ID, INC.



         On January 3, 2001, the Company acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1.2 million in cash and a three-year convertible note totaling $5.6 million. The assets acquired consisted primarily of intangible assets associated with the design, manufacture and marketing of products for reading of direct part marks and two-dimensional bar codes. The Company has not completed its analysis of the valuation of the assets acquired for purposes of allocation of the purchase price. Any amounts relating to in-process technologies will be expensed when the valuation is complete.


11.  RESTATEMENTS

         Subsequent to the issuance of the Company's unaudited consolidated financial statements for the quarter ended December 31, 2000, the Company's management determined that revenues from certain transactions with resellers at one of the Company's divisions in fiscal year 2000 had been incorrectly recognized. The Company's consolidated financial statements for the year ended September 30, 2000 have been restated to reflect the transactions as the consignment of inventory rather than as sales. The accompanying unaudited financial statements have been restated to reflect the effects of that restatement.

As described in Note 1, in the quarter ended March 31, 2001, the Company changed its method of accounting for revenue on certain semiconductor equipment sales to comply with SAB No. 101 retroactive to October 1, 2000.

A summary of the significant effects of the restatements is as follows:

                                                      As Previously        As Restated
                                                         Reported
                                                      -------------        -----------
For the three months ended December 31, 1999:
  Revenues                                              $  47,080           $  46,697
  Cost of revenues                                         26,256              26,038
  Selling, general and administrative expenses             12,537              12,515
  Net income                                                1,326               1,186
  Net income per share - diluted                        $    0.04           $    0.03

As of December 31, 1999:
  Accounts receivable, net                              $  45,258
  Inventories                                              33,535
  Prepaid expenses and other current assets                 2,524
  Accrued expenses and other current liabilities           10,573
  Accumulated deficit                                   $(140,551)

For the three months ended December 31, 2000:
  Revenues                                              $  32,438           $  38,964
  Cost of revenues                                         20,635              24,588
  Selling, general and administrative expenses             14,469              14,736
  Loss before cumulative effect of accounting
   change                                                 (13,885)            (11,599)
  Cumulative effect of accounting change                       --             (10,747)
  Net loss                                                (13,885)            (22,327)
  Net loss per share - diluted                          $   (0.40)          $   (0.64)

As of December 31, 2000:
  Accounts receivable, net                              $  49,891           $  45,643
  Inventories                                              58,511              61,003
  Prepaid expenses and other current assets                 3,637               3,976
  Deferred gross profit                                        --               8,627
  Accrued expenses and other current liabilities           18,075              17,919
  Accumulated deficit                                   $(144,364)          $(154,252)



RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 133 in the quarter ended December 31, 2000 and there was no material impact on our consolidated financial position, results of operations or cash flows. The Company does not hold or issue derivative instruments or non-derivative instruments that are designated and qualify as hedging investments.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     As discussed in Note 11 to the accompanying unaudited consolidated financial statements, the consolidated financial statements as of and for the three months ended December 31, 2000 and 1999 have been restated. The information included in the following discussion gives effect to that restatement.

     In the quarter ended March 31, 2000 the Company changed its method of accounting for revenue to comply with SEC Staff Accounting Bulletin No. 101 ("SAB 101") effective October 1, 2000. Previously, the Company generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted retroactive to October 1, 2000, the Company now recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts.


    Revenue for established products that have previously satisfied customer requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In those cases, installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer, or other venders and generally the cost of the installation approximates 1% to 2% of the sales value of the related equipment. Revenue for products that have not previously satisfied customer acceptance requirements are recognized upon customer acceptance. In certain instances, customer payments terms may provide that a minority portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. The Company provides for warranty cost at the time the related revenue is recognized. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. Service revenue is recognized ratably over the period of the related contract. The gross profit on sales that are not recognized is recorded as deferred gross profit in the consolidated balance sheet.


    In accordance with SAB 101, the new method of accounting has not been applied retroactively to transactions that occurred prior to fiscal 2001. The cumulative effect adjustment of the change in accounting as of October 1, 2000 was a charge to operations of $10.7 million, which is included in operations for the three months ended December 31, 2000. For the three months ended December 31, 2000, revenues of $6.0 million that were previously recognized and included in the cumulative effect adjustment at October 1, 2000 were recognized in the first three months of fiscal 2001. The discussion below compares 2001 results of operations adjusted for the impact of SAB 101 to 2000 results that do not reflect the application of SAB 101.



RESULTS OF OPERATIONS


     For the three months ended December 31, 2000, revenues were $39.0 million. This compares to revenues of $59.2 million for the three months ended September 30, 2000 and $46.7 million for the three months ended December 31, 1999. The decline in our revenues in the current quarter is a reflection of a substantial industry slowdown, as a result of which our customers have decreased demand for our products.

     In the Semiconductor Equipment Group, revenues fell to $29.2 million in the three months ended December 31, 2000, which compares to revenues of $46.4 million in the three months ended September 30, 2000 and $35.3 million for the three months ended December 31, 1999. The decrease in our revenues in the current quarter reflects a dramatic slowdown in demand from the semiconductor capital equipment industry.

     In the Acuity CiMatrix division, revenues declined to $9.7 million in the three months ended December 31, 2000, which compares to revenues of $12.8 million in the three months ended September 30, 2000 and $11.4 million for the three months ended December 31, 1999. The decrease in revenues in the current quarter reflects a reduction in demand for our machine vision products sold to the semiconductor industry and delays in the implementation of direct part mark reading programs.

     The gross profit margin was negatively impacted by the decline in revenues. The gross margin was 36.9% of revenues in the three months ended December 31, 2000 compared to 44.2% of revenues in the three months ended December 31, 1999. The lower gross profit margin primarily reflects the impact of the fixed costs as a percentage of the lower level of sales attributable to both the Semiconductor Equipment Group and the Acuity CiMatrix division.

     Research and development expenses were $8.6 million, or 22% of revenues, in the three months ended December 31, 2000, compared to $5.9 million, or 13% of revenues, in the three months ended December 31, 1999. The increased spending primarily relates to refocusing manufacturing efforts on product engineering. In the Semiconductor Equipment Group, development projects include work on our new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems, as well as continued efforts on our new line of ball-placement equipment. In the Acuity CiMatrix division, the Company continues to invest in our machine vision platform, Visionscape. In both of the three months ended December 31, 2000 and 1999, the Company capitalized approximately $1.0 million in software development costs under Statement of Financial Accounting Standards No. 86. The related amortization expense was $1.1 million and $0.8 million for the three months ended December 31, 2000 and 1999, respectively, and is included in cost of sales.

     Selling, general and administrative expenses were $14.7 million, or 38% of revenues, in the three months ended December 31, 2000, compared to $12.5 million, or 27% of revenues, in the three months ended December 31, 1999. The higher level of expenses reflects a combination of the higher level of fixed costs, which was partially offset by a lower level of variable selling expenses associated with the decrease in revenues and a portion of the cost reductions taken in the quarter ended December 31, 2000 discussed below.

     In response to the lower level of revenues anticipated in the quarter, the Company took steps in order to reduce its costs. These steps primarily included a reduction of approximately 110 employees and a restructuring of our European operations. Also, the Company has curtailed discretionary spending and capital expenditures. The charge for severance and other costs of $2.7 million included severance costs of approximately $1.5 million, exit costs from facilities of $0.6 million and the write-off of other tangible and intangible assets of $0.6 million. A summary of the restructuring is as follows:

                                                               Charge in            Amounts        Liability at
                                                               Fiscal 2001           Paid          December 31, 2000
                                                               -----------       -------------     -----------------
Severance payments to employees .................               $1,475               $  649               $  826
Exit costs from facilities ......................                  609                 --                    609
Write-off of other tangible and intangible assets                  579                  579                 --
                                                                ------               ------               ------
Total ...........................................               $2,663               $1,228               $1,435
                                                                ------               ------               ------

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


     The $3.5 million of net cash used in operating activities was primarily a result of the $11.6 million loss before cumulative effect of accounting change in the quarter, a $8.1 million increase in inventories, a $4.8 million decrease in accounts payable and a $2.1 million decrease in deferred gross profit, which was partially offset by a decrease in accounts receivable of $19.0 million and depreciation and amortization of $3.2 million.


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

    At December 31, 2000, the Company had no borrowings under its revolving credit agreement. This agreement allows for borrowings of up to 85% of eligible domestic receivables plus up to $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories. The current interest rate under on the revolving credit, if the Company had borrowings under the line, would be at the prime rate, or the London InterBank Offering Rate (LIBOR) plus two percent. The Company also pays a fee of three-eighths of one percent per year on the unused facility.

     Management believes that through its current cash balances, working capital and bank financing, the Company will have sufficient liquidity to fund cash requirements for at least the next 12 months.

EFFECT OF INFLATION

    Management believes that during the three months ended December 31, 2000 the effect of inflation was not material.

RECENT ACCOUNTING PRONOUNCEMENTS


    The Company adopted SFAS No. 133 in the quarter ended December 31, 2000 and there was no material impact on our consolidated financial position, results of operations or cash flows. The Company does not hold or issue derivative instruments or non-derivative instruments that are designated and qualify as hedging instruments.

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


    This 10-Q should be read in conjunction with detailed risk factors in the Company's most recent registration statement, and other risk factors in the Company's annual report on Form 10-K/A, and other filings with the Securities and Exchange Commission.


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

    The Company is also exposed to the impact of foreign currency fluctuations. During fiscal 2000 and 2001, most local currencies of its international subsidiaries weakened against the U.S. dollar. Since the Company translates foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on its results. The Company believes that its exposure to currency exchange fluctuation is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During the fiscal 2000 and 2001, it did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, the fair value of risk-sensitive instruments, and cash flow are immaterial, although the actual effects may differ materially from this hypothetical analysis.

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


                                            ROBOTIC VISION SYSTEMS, INC.
                                        ----------------------------------
                                                     Registrant

Dated: May 21, 2001                              /s/ PAT V. COSTA
                                        -------------------------------------
                                                    PAT V. COSTA
                                                 President and CEO
                                            (Principal Executive Officer)

Dated: May 21, 2001                            /s/ FRANK D. EDWARDS
                                        -------------------------------------
                                                 FRANK D. EDWARDS
                                              Chief Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)