Form 10-Q
period 2001-03-31
ROBOTIC VISION SYSTEMS INC
filed 2001-05-21
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended MARCH 31, 2001               Commission File Number 08623

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

                     Yes [X]  No [ ]

Number of shares of Common Stock outstanding as of May 11, 2001      35,856,347



                                                                  No of Pages 14

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                            MARCH 31,  SEPTEMBER 30,
                                                               2001         2000
                                                            ---------  -------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents .............................   $   8,085    $  22,947
  Accounts receivable, net ..............................      32,152       64,520
  Inventories ...........................................      47,906       52,801
  Prepaid expenses and other current assets .............       3,502        3,296
                                                            ---------    ---------
    Total current assets ................................      91,645      143,564
  Plant and equipment, net ..............................      13,987       16,095
  Deferred income taxes .................................       9,220        9,220
  Goodwill and other assets, net ........................      22,608       12,417
  Software development costs, net .......................      13,328       14,188
                                                            ---------    ---------
                                                            $ 150,788    $ 195,484
                                                            =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of long-term debt ...   $   4,708    $     236
  Accounts payable ......................................      17,672       30,546
  Accrued expenses and other current liabilities ........      14,762       16,643
  Deferred gross profit .................................       5,860           --
                                                            ---------    ---------

    Total current liabilities ...........................      43,002       47,425
 Long-term debt .........................................       7,297        2,499
                                                            ---------    ---------
    Total liabilities ...................................      50,299       49,924
 Commitments and contingencies ..........................          --           --
 Prepaid warrants .......................................       7,523        8,644
 Stockholders' Equity:
  Common stock $0.01 par value; shares authorized 75,000;
    issued and outstanding Mar 2001 - 35,856
    and Sep 2000 - 35,270 ...............................         359          353
  Additional paid-in capital ............................     270,108      268,967
  Accumulated deficit ...................................    (176,884)    (131,733)
  Accumulated other comprehensive income (loss)..........        (617)        (671)
                                                            ---------    ---------
    Total stockholders' equity ..........................      92,966      136,916
                                                            ---------    ---------
                                                            $ 150,788    $ 195,484
                                                            =========    =========

                See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    MARCH 31,               MARCH 31,
                                                              --------------------    --------------------
                                                                2001        2000        2001        2000
                                                              --------    --------    --------    --------
                                                                        (as restated            (as restated
                                                                        see Note 11)            see Note 11)
Revenues ..................................................   $ 31,307    $ 56,153    $ 70,271    $102,850
Cost of revenues ..........................................     19,497      31,676      44,084      57,714
Inventory provisions ......................................     10,299          --      10,299          --
                                                              --------    --------    --------    --------
  Gross profit ............................................      1,511      24,477      15,888      45,136
                                                              --------    --------    --------    --------
Operating costs and expenses:
Research and development expenses .........................      7,762       6,604      16,337      12,467
Selling, general and administrative expenses ..............     13,913      13,852      28,651      26,367
Severance and other charges ...............................      1,037          --       3,700          --
In-process research and development .......................      1,050          --       1,050          --
                                                              --------    --------    --------    --------
  Income (loss) from operations ...........................    (22,251)      4,021     (33,850)      6,302
Interest expense, net .....................................        207         692         188       1,763
                                                              --------    --------    --------    --------
  Income (loss) before income taxes .......................    (22,458)      3,329     (34,038)      4,539
Provision for income taxes ................................         --          67          --          91
                                                              --------    --------    --------    --------
Income (loss) before cumulative effect of accounting change    (22,458)      3,262     (34,038)      4,448
  Cumulative effect of accounting change ..................         --          --     (10,747)         --
                                                              --------    --------    --------    --------
Net income (loss) .........................................   $(22,458)   $  3,262    $(44,785)   $  4,448
                                                              ========    ========    ========    ========
Per Share:
 Income (loss) before cumulative effect:
  Basic ...................................................   $  (0.63)   $   0.10    $  (0.97)   $   0.14
                                                              ========    ========    ========    ========
  Diluted .................................................   $  (0.63)   $   0.08    $  (0.97)   $   0.12
                                                              ========    ========    ========    ========
Cumulative effect of accounting change:
  Basic ...................................................         --          --    $  (0.30)         --
                                                                                      ========
  Diluted .................................................         --          --    $  (0.30)         --
                                                                                      ========
Net income (loss) :
  Basic ...................................................   $  (0.63)   $   0.10    $  (1.27)   $   0.14
                                                              ========    ========    ========    ========
  Diluted .................................................   $  (0.63)   $   0.08    $  (1.27)   $   0.12
                                                              ========    ========    ========    ========
Weighted average shares
  Basic ...................................................     35,698      29,782      35,483      28,570
  Diluted .................................................     35,698      39,062      35,483      36,980


                See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            MARCH 31,
                                                                                      ---------------------
                                                                                        2001       2000
                                                                                      --------    --------
                                                                                                (as restated,
                                                                                                see Note 11)
OPERATING ACTIVITIES:
Net income (loss) .................................................................   $(44,785)   $  4,448
Adjustments to reconcile net income (loss) to net cash used in operating activities
  Depreciation and amortization ...................................................      7,441       5,088
  Cumulative effect of accounting change ..........................................     10,747          --
  Inventory provisions ............................................................     10,299          --
  Write-off of in-process research and development ................................      1,050          --
  Changes in operating assets and liabilities
    Accounts receivable ...........................................................     32,486     (16,966)
    Inventories ...................................................................     (4,993)     (6,594)
    Prepaid expense and other current assets ......................................        194      (2,326)
    Other assets ..................................................................       (419)       (144)
    Accounts payable ..............................................................    (13,339)      5,463
    Deferred gross profit .........................................................     (4,887)         --
    Accrued expenses and other current liabilities ................................     (2,793)     (1,801)
                                                                                      --------    --------
  Net cash used in operating activities ...........................................     (8,999)    (12,832)
                                                                                      --------    --------

INVESTING ACTIVITIES:
Additions to plant and equipment, net .............................................     (1,037)     (3,022)
Additions to software development costs ...........................................     (1,625)     (2,071)
Cash paid for acquisitions, net ...................................................     (3,125)         --
                                                                                      --------    --------
  Net cash used in investing activities ...........................................     (5,787)     (5,093)
                                                                                      --------    --------

FINANCING ACTIVITIES:
Proceeds from the issuance of equity, net of offering costs .......................                 79,330
Proceeds from the exercise of stock options and warrants ..........................         25       1,961
Net payments of short-term borrowings .............................................        (98)    (35,394)
Repayment of long-term borrowings .................................................        (60)       (179)
                                                                                      --------    --------
  Net cash (used in) provided by financing activities .............................       (133)     45,718

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......................         57          (6)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............................    (14,862)     27,787
CASH AND CASH EQUIVALENTS:
  Beginning of  period ............................................................     22,947       6,293
                                                                                      --------    --------
  End of period ...................................................................   $  8,085    $ 34,080
                                                                                      ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .....................................................................   $    368    $  2,799
                                                                                      ========    ========
Taxes paid ........................................................................   $    157    $     95
                                                                                      ========    ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable and minimum future payments for acquisition ..........................   $  9,053    $     --
                                                                                      ========    ========
Issuance of subordinated note payable in connection with asset purchase agreement .   $     --    $  2,000
                                                                                      ========    ========
Conversion of subordinated note payable and accrued interest into common stock ....   $     --    $ (2,067)
                                                                                      ========    ========



                See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet of Robotic Vision Systems, Inc., and Subsidiaries (The "Company") as of March 31, 2001, the consolidated statement of operations for the three and six month periods ended March 31, 2001 and 2000 and the consolidated statement of cash flows for the six month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements are not necessarily indicative of the operating results for the full year and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the year ended September 30, 2000.

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

     Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In those cases, installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. Revenue for products that have not previously satisfied customer acceptance requirements are recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minority portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. The Company provides for warranty costs at the time the related revenue is recognized. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. Service revenue is recognized ratably over the period of the related contract. The gross profit on sales that are not recognized is recorded as deferred gross profit in the consolidated balance sheet.

    The cumulative effect of the change to October 1, 2000 resulted in a charge to income of $10,747, which is included in the Consolidated Statement of Operations for the six months ended March 31, 2001. The effect of the change on the three and six months ended March 31, 2001 was to increase revenues by $4,670 and $10,705, respectively, and to reduce the loss before the cumulative effect of the accounting change by $3,241 ($0.09 per share) and $5,361 ($0.15 per share), respectively. If SAB No. 101 had been applied to the prior year's results of operations, the effect would have been to decrease revenues by approximately $3,500 and $6,700 and operating income by approximately $1,750 and $3,400 in the three and six months ended March 31, 2001, respectively.

3.   INVENTORIES

    Inventories at March 31, 2001 and September 30, 2000 consisted of the following:

                                           MARCH 31, 2001    SEPTEMBER 30, 2000
                                           --------------    ------------------

Raw Materials                                $26,040             $ 28,573
Work-in-Process                                8,645               11,943
Finished Goods                                13,221               12,285
                                             -------             --------
          Total                              $47,906             $ 52,801
                                             =======             ========


    Inventory on consignment was $2,187 and $2,772 at March 31, 2001 and September 30, 2000, respectively.

    In the current quarter, the Company took a provision of $10,299, primarily for excess and obsolete inventories related principally to its semiconductor inspection and handling equipment. These provisions reflected reduced demand for products as a result of the sharp semiconductor industry downturn. The Company believes that these provisions have reduced the inventories to their appropriate net realizable value. However, there can be no assurance that the Company will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology.

4.   NOTE PAYABLE

    On February 29, 2000, the Company repaid borrowings of $35,325 outstanding on the revolving credit agreement with three domestic banks. The Company cancelled 500 warrants issued to these banks, because the warrants were only exercisable if the agreement was extended beyond March 17, 2000.

    On April 28, 2000, the Company entered into a three year $35,000 revolving credit agreement with another domestic bank. This agreement allows for borrowings of up to 85% of eligible domestic receivables plus up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories. At March 31, 2001, the Company had no borrowings under its revolving credit agreement. The current interest rate under the revolving credit, if the Company had borrowings under the line, would be at the prime rate plus 1/4 percent, or the London InterBank Offering Rate (LIBOR) plus two percent. The Company also pays a fee of three-eighths of one percent per year on the unused facility. As of March 31, 2001, there were no borrowings under the line.

5.   EARNINGS PER SHARE

    Basic per share amounts are computed using the weighted average number of shares outstanding during each period. Diluted per share amounts reflect the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of earnings per share for the three and six months ended March 31, 2001 and 2000 are as follows:

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         MARCH 31,               MARCH 31,
                                                                     2001        2000        2001        2000
                                                                   --------    --------    --------    --------

BASIC EPS
Income (loss) before cumulative effect .........................   $(22,458)   $  3,262    $(34,038)   $  4,448
Premium on prepaid warrants ....................................       (174)       (192)       (367)       (385)
                                                                   --------    --------    --------    --------
Income (loss) before cumulative effect - basic numerator .......    (22,632)      3,070     (34,405)      4,063
Cumulative effect of accounting change - basic numerator .......         --          --     (10,747)         --
                                                                   --------    --------    --------    --------
Net income (loss) - basic numerator ............................    (22,632)      3,070     (45,152)      4,063
Weighted average number of common shares - basic
denominator ....................................................     35,698      29,782      35,483      28,570
                                                                   --------    --------    ========    --------
Per Share:
Income (loss) before cumulative effect - basic .................   $  (0.63)   $   0.10    $  (0.97)   $   0.14
                                                                   --------    --------    --------    --------
Cumulative effect of accounting change - basic .................         --          --    $  (0.30)         --
                                                                                           --------
Net income (loss) - basic ......................................   $  (0.63)   $   0.10    $  (1.27)   $   0.14
                                                                   --------    --------    --------    --------

DILUTED EPS

Income (loss) before cumulative effect - basic numerator .......   $(22,632)   $  3,070    $(34,405)   $  4,063
Effect of conversion of prepaid warrants .......................         --         192          --         385
                                                                   --------    --------    --------    --------
Income (loss) before cumulative effect - diluted numerator .....    (22,632)      3,262     (34,405)      4,448
Cumulative effect of accounting change - diluted numerator .....         --          --     (10,747)         --
                                                                   --------    --------    --------    --------
Net income (loss) - diluted numerator ..........................   $(22,632)   $  3,262    $(45,152)   $  4,448
Weighted average number of common shares - basic denominator ...     35,698      29,782      35,483      28,570
Effect of conversion of prepaid warrants .......................         --       2,778          --       2,778
Effect of other dilutive common stock options and warrants .....         --       6,502          --       5,632
                                                                   --------    --------    --------    --------
Weighted average number of common and common equivalent shares -
  diluted denominator ..........................................     35,698      39,062      35,483      36,980
                                                                   --------    --------    ========    --------
Per Share:
Income (loss) before cumulative effect - diluted ...............   $  (0.63)   $   0.08    $  (0.97)   $   0.12
                                                                   --------    --------    --------    --------
Cumulative effect of accounting change - diluted ...............         --          --    $  (0.30)         --
                                                                   --------    --------    --------    --------
Net income (loss) - diluted ....................................   $  (0.63)   $   0.08    $  (1.27)   $   0.12
                                                                   --------    --------    --------    --------

     For the three and six months ended March 31, 2001, the Company had common stock options and warrants excluded from the earnings per share calculations of 7,526 and 3,871, respectively, as they were anti-dilutive. For the three and six months ended March 31, 2000, the Company had common stock options and warrants excluded from the earnings per share calculations of 670 and 813 respectively, as they were anti-dilutive.

6.   COMPREHENSIVE INCOME OR (LOSS)

     In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. The following table presents information about the Company's comprehensive income (loss) for the three and six months ended March 31:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           MARCH 31,               MARCH 31,
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    --------

Net income (loss) ................................   $(22,458)   $3,262      $(44,785)   $4,448
Effect of foreign currency translation adjustments         (2)     (182)           54      (190)
                                                     --------    ------      --------    ------
Comprehensive Income (loss) ......................   $(22,460)   $3,080      $(44,731)   $4,258
                                                     --------    ------      --------    ------


7.   SEGMENT INFORMATION

     The Company operates in two segments - semiconductor equipment and Acuity Ci Matrix. Intersegment sales by the Acuity CiMatrix division were $953 and $1,632 for the six months ended March 31, 2001 and 2000, respectively. Other income (loss) is comprised of corporate general and administrative expenses. The following table presents information about the Company's reportable segments for the three and six months ended March 31:

                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              MARCH 31,                MARCH 31,
                                          2001        2000         2001         2000
                                       ---------    ---------    ---------    ---------

REVENUES:
Semiconductor Equipment ............   $  22,009    $  45,757    $  51,237    $  81,029
Acuity CiMatrix ....................       9,298       10,396       19,034       21,821
                                       ---------    ---------    ---------    ---------
Total Revenues .....................   $  31,307    $  56,153    $  70,271    $ 102,850
                                       ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS
Semiconductor Equipment ............   $ (12,317)   $   6,851    $ (16,632)   $  10,687
Acuity CiMatrix ....................      (7,848)        (740)     (13,189)      (1,004)
Other ..............................      (2,086)      (2,090)      (4,029)      (3,381)
                                       ---------    ---------    ---------    ---------
Total income (loss) from  operations   $ (22,251)   $   4,021    $ (33,850)   $   6,302
                                       ---------    ---------    ---------    ---------

DEPRECIATION AND AMORTIZATION
Semiconductor Equipment ............   $   2,315    $   1,949    $   4,430    $   3,726
Acuity CiMatrix ....................       1,594          743        2,944        1,362
Other ..............................          34           --           67           --
                                       ---------    ---------    ---------    ---------
Total depreciation and amortization    $   3,943    $   2,692    $   7,441    $   5,088
                                       ---------    ---------    ---------    ---------

8.   ACQUISITIONS

     On November 29, 2000, the Company acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1,850 in cash, a twelve-month note of $1,500 at 8% and future minimum payments over 5 years of $2,500. Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries.

     On January 3, 2001, the Company acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1,200 in cash and a three-year note convertible into the Company's common stock totaling $5,600. AIID designs, manufactures and markets products for reading direct part marks and two-dimensional bar codes.

     The acquisitions have been accounted for as purchases and, accordingly, the results of Abante and AIID are included in the consolidated statements of operations of the Company since the dates of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the dates of acquisition. The Company hired an independent appraisal firm that completed valuations of the identifiable intangible assets acquired for purposes of allocating the purchase price.

     The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2006. The projected cash flows were discounted using a 30% rate. The value assigned to in-process technology relates primarily to one research project, as yet to reach technological feasibility. The nature of the efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be designed to meet their design specifications, including function, features and technical performance requirements. The valuation of the in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio of 64% was calculated by dividing the total expenditures to date for the project by the total estimated expenditures.

     The allocation of the total cost of the acquisitions of approximately $12,550 was as follows: approximately $5,300 was allocated to existing technologies; $1,050 of in-process research and development; approximately $1,800 to other identified intangible assets and $4,400 of goodwill. The intangible lives range from 4 to 5 years and the goodwill is being amortized over 7 years. Future minimum payments under non-cancellable commitments are discounted using applicable rates. The operations of Abante and AIID prior to their acquisitions by the Company, are not material to the Company's statement of operations.

     The Company expensed $1,050 related to in-process research and development in the second quarter of fiscal 2001.

9.   RESTRUCTURINGS

     In response to the lower level of revenues anticipated in the first half of fiscal 2001, the Company took steps in order to reduce its costs. The charge for severance and other costs in the first and second quarters of fiscal 2001 was $2,663 and $1,037, net of a reversal of $124 of fiscal Q1 charges, respectively. A summary of these restructuring costs is as follows:

                                                     CHARGE IN  CHARGE IN                       LIABILITY AT
                                                     Q1 FISCAL  Q2 FISCAL   AMOUNTS    AMOUNTS   MARCH 31,
                                                       2001       2001      REVERSED     PAID      2001
                                                     ---------  ---------   --------  --------  ------------
Severance payments to employees .................     $1,475     $  797     $  124     $1,732     $  420
Exit costs from facilities ......................        609        264         --          4        865
Write-off of other tangible and intangible assets        579        100         --        679         --
                                                      ------     ------     ------     ------     ------
Total ...........................................     $2,663     $1,161     $  124     $2,415     $1,285
                                                      ------     ------     ------     ------     ------

     These steps included a reduction of approximately 200 employees. The terminated employees represented all functions across all operating divisions. Approximately $2.2 million was charged to restructure relating to our European operations, including: severance; exit costs for three facilities; a write-off of facility leasehold improvement costs and the write-off of intangibles considered impaired with the closure of one of the European businesses. The exit costs include the Company's estimated costs on existing leases, less estimated sublet rental income. The Company expects to incur these exit costs over several years.

10.  RECENT ACCOUNTING PRONOUNCEMENTS


     The Company adopted SFAS No. 133 in the quarter ended December 31, 2000 and there was no material impact on our consolidated financial position, results of operations or cash flows. The Company does not hold or issue derivative instruments or non-derivative instruments that are designated and qualify as hedging investments.



11.  RESTATEMENT

     Subsequent to the issuance of the fiscal 2000 consolidated financial statements, the Company's management determined that revenue from certain transactions with resellers at one of the Company's divisions had been incorrectly recognized. The Company's consolidated financial statements for the year ended September 30, 2000 have been restated to reflect the transactions as the consignment of inventory rather than as sales. The accompanying unaudited financial statements for the quarter and six months ended March 31, 2000 have been restated to reflect the effects of that restatement. A summary of the significant effects of the restatement is as follows.

                                                   AS PREVIOUSLY
                                                      REPORTED      AS RESTATED
For the three months ended March 31, 2000:
  Revenues                                            $ 56,743      56,153
  Cost of revenues                                      32,013      31,676
  Selling, general and administrative expenses          13,886      13,852
  Net income                                             3,477       3,262
  Net income per share - basic                            0.11        0.10
  Net income per share - diluted                          0.09        0.08
For the six months ended March 31, 2000:
  Revenues                                            $103,823     102,850
  Cost of revenues                                      58,269      57,714
  Selling, general and administrative expenses          26,423      26,367
  Net income                                             4,803       4,448
  Net income per share - basic                            0.15        0.14
  Net income per share - diluted                          0.13        0.12

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As discussed in Note 11 to the accompanying unaudited consolidated financial statements, the consolidated financial statements as of and for the three and six months ended March 31, 2000 have been restated. The information included in the following discussion gives effect to that restatement.

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words "anticipate", "expect", "believe", "plan" and similar expressions are intended to identify such statements. Such statements are subject to various risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption "Trends, Risks and Uncertainties" that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

     Robotic Vision Systems, Inc. business activity involves the development, manufacture, marketing and servicing of machine vision equipment for a variety of industries, including the global semiconductor industry. Demand for products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, the Company's historical results of operations including the periods described herein may not be indicative of future operating results.

     During the first six months of the fiscal year, the company made two acquisitions. On November 29, 2000, the Company acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1.85 million in cash, a twelve-month note for $1.5 million 8% and future minimum payments over 5 years of $2.5 million. Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries. Also, on January 3, 2001, the Company acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1.2 million in cash and a three-year convertible note convertible into the Company's common stock totaling $5.6 million. AIID designs, manufactures and markets products for reading direct part marks and two-dimensional bar codes. The operations of Abante and AIID prior to their acquisitions by RVSI, are not material to RVSI's statement of operations.

     In the current quarter, the Company changed its method of accounting for revenue to comply with SEC Staff Accounting Bulletin No. 101 ("SAB 101") effective October 1, 2000. Previously, the Company generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted retroactive to October 1, 2000, the Company now recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts.

     Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In those cases, installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer, or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. Revenue for products that have not previously satisfied customer acceptance requirements are recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minority portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. The Company provides for warranty costs at the time the related revenue is recognized. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. Service revenue is recognized ratably over the period of the related contract. The gross profit on sales that are not recognized is recorded as deferred gross profit in the consolidated balance sheet.

     In accordance with SAB 101, the new method of accounting has not been applied retroactively to transactions that occurred prior to fiscal 2001. The cumulative effect adjustment of the change in accounting as of October 1, 2000 was a charge to operations of $10.7 million, which is included in operations for the six months ended March 31, 2001. For the three and six months ended March 31, 2001, revenues were $28.6 and $67.0 million, respectively. Based on the new method of accounting , revenues were $6.0 and $4.7 million higher for the first and second quarters of fiscal 2001, respectively. Revenue amounting to $10.7 million that was previously recognized and included in the cumulative effect adjustment at October 1, 2000 was recognized in the first six months of fiscal 2001. The discussion below compares 2001 results of operations adjusted for the impact of SAB 101 to 2000 results that do not reflect the application of SAB 101.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     For the three months ended March 31, 2001, revenues were $31.3 million. This compares to revenues of $39.0 million for the three months ended December 31, 2000, $59.2 million for the three months ended September 30, 2000 and $56.2 million for the three months ended March 31, 2000. The decline in our revenues in the current quarter is a reflection of a sharp semiconductor industry slowdown, as a result of which our customers have decreased demand for our products. Revenues were $70.3 million in the six months ended March 31, 2001 compared to $102.9 million in the six months ended March 31, 2000, a decrease of 32%. The decrease in revenues year-to-year was due to the same factors that affected the current quarter.

     In the three and six months ended March 31, 2001, revenues for the Company's Semiconductor Equipment Group represented 70% and 73%, respectively of total revenues, compared to 81% and 79%, respectively of total revenues in the three and six months ended March 31, 2000.

     In the Semiconductor Equipment Group, revenues fell to $22 million, which compares to revenues of $29.2 million in the three months ended December 31, 2000, $46.4 million in the three months ended September 30, 2000 and $45.8 million for the three months ended March 31, 2000. The decrease in our revenues in the current quarter reflects a dramatic slowdown in demand from the semiconductor capital equipment industry.

     In the Acuity CiMatrix division, revenues declined to $9.3 million in the three months ended March 31, 2001, which compares to $9.7 million in the three months ended December 31, 2000, $12.8 million in the three months ended September 30, 2000 and $10.4 million for the three months ended March 31, 2000. The decrease in revenues in the current quarter reflects a reduction in demand for our machine vision products sold to the semiconductor industry, delays in the implementation of direct part mark reading programs and a general reluctance to commit to capital programs on the part of the industries we largely serve, including the electronics industry.

     Our gross profit margins, as a percentage of revenues, were 4.8% and 22.6% for the three and six months ended March 31, 2001, compared to a gross profit margins of 43.6% and 43.9% of revenues for the three and six months ended March 31, 2000. Our gross profit margin was reduced by a provision for excess and obsolete inventories of $10.3 million, or 32.9% and 14.7% of revenues for the three and six months ended March 31, 2001. Exclusive of the inventory provisions, gross profit margin were 37.7% and 37.3% of revenues for the three and six months ended March 31, 2001. This decline year-over-year was primarily as a result of proportionately high fixed manufacturing costs relative to lower shipment levels.

     In the current quarter, the Company took a provision of $10.3 million, primarily for excess and obsolete inventories related principally to its semiconductor inspection and handling equipment. These provisions reflected reduced demand for products as a result of the sharp semiconductor industry downturn. The Company believes that these provisions have reduced the inventories to their appropriate net realizable value. However, there can be no assurance the we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology.

     Research and development expenses were $7.8 million, or 24.8% of revenues, in the three months ended March 31, 2001, compared to $6.6 million, or 11.8% of revenues, in the three months ended March 31, 2000. Research and development expenses were $16.3 million, or 23.2% of revenues, in the six months ended March 31, 2001, compared to $12.5 million, or 12.1% of revenues, in the six months ended March 31, 2000.

     The increases in research and development expenses resulted from increases in staffing levels in the second half of fiscal 2000 and to refocusing technical manufacturing personnel to product engineering. In the Semiconductor Equipment Group, development projects include work on our new wafer scanning inspection systems as well as enhanced capabilities for our lead scanning systems. In the Acuity CiMatrix division, the Company continues to invest in our machine vision platform, Visionscape. In the three and six months ended March 31, 2001, the Company capitalized approximately $0.7 and $1.6 million, respectively in software development costs under Statement of Financial Accounting Standards No. 86, which compares with $1.1 and $2.1 million of capitalization in the three and six months ended March 31, 2000. The related amortization expense was $1.4 million and $2.5 million for the three and six months ended March 31, 2001, respectively, and compares with $1.1 million and 1.9 million for the three and six months ended March 31, 2000. The amortization costs are included in cost of sales.

     Selling, general and administrative expenses were $13.9 million, or 44.4% of revenues, in the three months ended March 31, 2001, compared to a similar $13.9 million, or 24.7% of revenues, in the three months ended March 31, 2000. However, the current year expenses reflects a combination a lower level of variable selling expenses associated with the decrease in revenues offset by increases in other costs associated with increased staffing levels in the second half of fiscal 2000 with only partial effect of the cost reductions taken in the restructurings discussed below.

     Selling, general and administrative expenses were $28.7 million, or 40.8% of revenues, in the six months ended March 31, 2001, compared to $26.4 million, or 25.6% of revenues, in the six months ended March 31, 2000. The higher level of expenses reflects a combination of the higher level of fixed costs on a lower revenue base, which was partially offset by a lower level of variable selling expenses associated with the decrease in revenues and a portion of the cost reductions taken in the quarter ended December 31, 2000 discussed below.

     In response to the lower level of revenues in the first half of fiscal 2001, the Company took steps in order to reduce its costs. The charge for severance and other costs in the first and second quarters of fiscal 2001 was $2.7 million and $1.1 million, respectively. A summary of these restructuring costs is as follows:

                                                    CHARGE IN   CHARGE IN                       LIABILITY AT
                                                    Q1 FISCAL   Q2 FISCAL  AMOUNTS    AMOUNTS     MARCH 31,
(IN THOUSANDS)                                         2001       2001     REVERSED     PAID        2001
                                                    ---------   ---------  --------   --------  ------------

Severance payments to employees .................     $1,475     $  797     $  124     $1,732     $  416
Exit costs from facilities ......................        609        264         --          4        869
Write-off of other tangible and intangible assets        579        100         --        679         --
                                                      ------     ------     ------     ------     ------
Total ...........................................     $2,663     $1,161     $  124     $2,415     $1,285
                                                      ------     ------     ------     ------     ------

    These steps included a reduction of approximately 200 employees. The terminated employees represented all functions across our operating divisions. Approximately $2.2 million was charged to restructure our European operations, including: severance; exit costs from three facilities; a write-off of facility leasehold improvement costs and the write-off of intangibles considered impaired with the closure of one of the European businesses. The exit costs include the Company's estimated costs on existing leases, less estimated sublet rental income. The Company expects to incur these exit costs over several years.

     Net interest expense was $207 in the three months ended March 31, 2001, compared to net interest expense of $692 in the three months ended March 31, 2000. The decrease in interest expense primarily reflects the bank borrowings which were outstanding through February in fiscal 2000 as compared with the interest payable under the acquisitions notes in fiscal 2001. Net interest expense was $188 in the six months ended March 31, 2001, compared to net interest expense of $1.8 million in the six months ended March 31, 2000, for the same reasons mentioned above.

    There was no tax provision in the three and six months ended March 31, 2001, due to the losses incurred. The tax provision for the three and six months ended March 31, 2000 reflected minimum federal income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased $14.9 million, to $8.1 million, in the six months ended March 31, 2001, as a result of $9.0 million of net cash used in operating activities, $5.8 million of net cash used in investing activities and $0.1 million of net cash used in financing activities.

     The $9.0 million of net cash used in operating activities was primarily a result of the $44.8 million loss year-to-date, a $5 million increase in inventories, before the non-cash inventory provision of $10.3 million and a $4.9 million decrease in accounts payable, which was partially offset by a $32.5 million decrease in accounts receivable, the non-cash cumulative effect of the SAB No. 101 accounting change of $10.7 million, the $10.3 million inventory provisions and depreciation and amortization of $7.4 million.

     Additions to plant and equipment were $1.0 million in the six months ended March 31, 2001, as compared to $3.0 million in the six months ended March 31, 2000. The capitalized software development costs in the six months ended March 31, 2001 were $1.6 million as compared with $2.1 million in the six months ended March 31, 2000. The Company also completed the purchase of Abante Automation, Inc. and Auto Image ID in the six months ended March 31, 2001 and paid $3.1 million in cash at the closings.

     On April 28, 2000, the Company entered into a three year $35 million revolving credit agreement with another domestic bank. This agreement allows for borrowings of up to 85% of eligible domestic receivables plus up to $10 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories. At March 31, 2001, the Company had no borrowings under its revolving credit agreement. The current interest rate under on the revolving credit, if the Company had borrowings under the line, would be at the prime rate plus 1/4 percent, or the London InterBank Offering Rate (LIBOR) plus two percent. The Company also pays a fee of three-eighths of one percent per year on the unused facility.

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

     The Company is also exposed to the impact of foreign currency fluctuations. During fiscal 2000 and 2001, most local currencies of its international subsidiaries weakened against the U.S. dollar. Since the Company translates foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on its results. The Company believes that its exposure to currency exchange fluctuation is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During fiscal 2000 and 2001, the Company did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, the fair value of risk-sensitive instruments, and cash flow are immaterial, although the actual effects may differ materially from this hypothetical analysis.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Shareholders was held on March 8, 2001.

     (b) At that meeting, seven of the current directors were re-elected. The vote was as follows:

                                                  FOR         WITHHOLD AUTHORITY

Pat V. Costa.............................      27,346,273         3,628,871
Frank A. DiPietro........................      30,407,594           567,550
Jay M. Haft..............................      30,410,163           564,981
Tomas Kohn...............................      30,421,518           553,626
Mark J. Lerner...........................      30,436,794           538,350
Howard Stern.............................      27,505,339         3,469,805
Robert H. Walker.........................      30,345,708           629,436


     (c) At that meeting, the shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal 2001. The vote was as follows:

                For                30,864,110
                Against                62,162
                Abstain                48,872

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

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