Form 10-Q
period 2001-06-30
ROBOTIC VISION SYSTEMS INC
filed 2001-08-15
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934


For Quarter Ended JUNE 30, 2001                  Commission File Number 0-8623


                          ROBOTIC VISION SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                     11-2400145
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


5 SHAWMUT ROAD, CANTON, MASSACHUSETTS                       02021
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

                                 Yes [X]   No [ ]

Number of shares of Common Stock outstanding as of August 10, 2001    35,959,665

                                                                  No of Pages 16

PART 1.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                                                        JUNE 30,        SEPTEMBER 30,
                                                                                          2001             2000
                                                                                       ---------        ---------
                                          ASSETS
Current Assets:
  Cash and cash equivalents ....................................................       $   8,374        $  22,947
  Accounts receivable, net .....................................................          18,582           64,520
  Inventories ..................................................................          44,166           52,801
  Prepaid expenses and other current assets ....................................           2,997            3,296
                                                                                       ---------        ---------
    Total current assets .......................................................          74,119          143,564
  Plant and equipment, net .....................................................          13,065           16,095
  Deferred income taxes ........................................................           9,220            9,220
  Goodwill and other assets, net ...............................................          21,742           12,417
  Software development costs, net ..............................................          13,024           14,188
                                                                                       ---------        ---------
                                                                                       $ 131,170        $ 195,484
                                                                                       =========        =========
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of long-term debt ..........................       $   5,255        $     236
  Accounts payable .............................................................          15,653           30,546
  Accrued expenses and other current liabilities ...............................          14,821           16,643

  Deferred gross profit ........................................................           3,101               --
                                                                                       ---------        ---------
    Total current liabilities ..................................................          38,830           47,425
  Long-term debt ...............................................................           6,643            2,499
                                                                                       ---------        ---------
    Total liabilities ..........................................................          45,473           49,924
  Commitments and contingencies ................................................              --               --
  Prepaid warrants .............................................................           7,460            8,644
  Stockholders' Equity:
  Common stock $0.01 par value; shares authorized 75,000; issued and outstanding
    June 2001-35,900 and September 2000-35,270 .................................             359              353
  Additional paid-in capital ...................................................         270,172          268,967
  Accumulated deficit ..........................................................        (191,674)        (131,733)
  Accumulated other comprehensive income (loss) ................................            (620)            (671)
                                                                                       ---------        ---------
    Total stockholders' equity .................................................          78,237          136,916
                                                                                       ---------        ---------
                                                                                       $ 131,170        $ 195,484
                                                                                       =========        =========

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended                 Nine Months Ended
                                                                       June 30,                           June 30,
                                                                  -------------------------       -------------------------
                                                                      2001            2000            2001            2000
                                                                  --------        --------        --------        --------
Revenues ..................................................       $ 21,061        $ 61,181        $ 91,332        $164,031
Cost of revenues ..........................................         15,117          33,458          59,201          91,172
Inventory provisions ......................................            650             --           10,949              --
                                                                  --------        --------        --------        --------
  Gross profit ............................................          5,294          27,723          21,182          72,859
                                                                  --------        --------        --------        --------
Operating costs and expenses:
Research and development expenses .........................          6,307           7,217          22,644          19,684
Selling, general and administrative expenses ..............         12,756          15,291          41,407          41,658
Severance and other charges ...............................            497              --           4,197              --
In-process research and development .......................             --              --           1,050              --
                                                                  --------        --------        --------        --------
  Income (loss) from operations ...........................        (14,266)          5,215         (48,116)         11,517

Interest expense, net .....................................            357            (212)            545           1,551
                                                                  --------        --------        --------        --------
  Income (loss) before income taxes .......................        (14,623)          5,427         (48,661)          9,966
Provision for income taxes ................................             --             108              --             199
                                                                  --------        --------        --------        --------
Income (loss) before cumulative effect of accounting change        (14,623)          5,319         (48,661)          9,767
  Cumulative effect of accounting change ..................             --              --         (10,747)             --
                                                                  --------        --------        --------        --------
Net income (loss) .........................................       $(14,623)       $  5,319        $(59,408)       $  9,767
                                                                  ========        ========        ========        ========

Per Share:
Income (loss) before cumulative effect:
  Basic ...................................................       $  (0.41)       $   0.15        $  (1.38)       $   0.30
                                                                  ========        ========        ========        ========
  Diluted .................................................       $  (0.41)       $   0.12        $  (1.38)       $   0.25
                                                                  ========        ========        ========        ========
Cumulative effect of accounting change:
  Basic ...................................................             --              --        $  (0.30)             --
                                                                                                  ========
  Diluted .................................................             --              --        $  (0.30)             --
                                                                                                  ========
Net Income (loss) per share:
  Basic ...................................................       $  (0.41)       $   0.15        $  (1.68)       $   0.30
                                                                  ========        ========        ========        ========
  Diluted .................................................       $  (0.41)       $   0.12        $  (1.68)       $   0.25
                                                                  ========        ========        ========        ========
Weighted average shares
  Basic ...................................................         35,864          34,389          35,610          30,690
  Diluted .................................................         35,864          42,878          35,610          39,309

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ------------------------
                                                                                             2001          2000
                                                                                          --------        --------
OPERATING ACTIVITIES:
Net income (loss) .................................................................       $(59,408)       $  9,767
Adjustments to reconcile net income (loss) to net cash used in operating activities
  Depreciation and amortization ...................................................         11,020           7,795
  Cumulative effect of accounting change ..........................................         10,747              --
  Inventory provisions ............................................................         10,949
  In-process research and development .............................................          1,050              --
  Changes in operating assets and liabilities
    Accounts receivable ...........................................................         46,056         (26,254)
    Inventories ...................................................................         (1,903)        (15,698)
    Prepaid expense and other current assets ......................................            699          (2,399)
    Other assets ..................................................................           (501)           (826)
    Accounts payable ..............................................................        (15,358)          8,187
    Deferred gross profit .........................................................         (7,646)             --
    Accrued expenses and other current liabilities ................................         (2.901)         (1,520)
                                                                                          --------        --------
  Net cash used in operating activities ...........................................         (7,196)        (20,948)
                                                                                          --------        --------

INVESTING ACTIVITIES:
Additions to plant and equipment, net .............................................         (1,845)         (5,015)
Additions to software development costs ...........................................         (2,221)         (3,130)
Cash paid for acquisitions, net ...................................................         (3,125)             --
                                                                                          --------        --------
  Net cash used in investing activities ...........................................         (7,191)         (8,145)
                                                                                          --------        --------

FINANCING ACTIVITIES:
Proceeds from the issuance of equity, net of offering costs .......................             --          79,249
Proceeds from the exercise of stock options and warrants ..........................             25           6,367
Net payments of short-term borrowings .............................................            168         (35,394)
Repayment of long-term borrowings .................................................           (433)            (47)
                                                                                          --------        --------
  Net cash (used in) provided by financing activities .............................           (240)         50,175

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ......................             54               4
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............................        (14,573)         21,086
CASH AND CASH EQUIVALENTS:
  Beginning of year ...............................................................         22,947           6,293
                                                                                          --------        --------
  End of period ...................................................................       $  8,374        $ 27,379
                                                                                          ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .....................................................................       $    583        $  3,082
                                                                                          ========        ========
Taxes paid ........................................................................       $    197        $    115
                                                                                          ========        ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable and minimum future payments for acquisition ..........................       $  9,053        $     --
                                                                                          ========        ========
Issuance of subordinated note payable in connection with asset purchase agreement .       $     --        $  2,000
                                                                                          ========        ========
Conversion of subordinated note payable and accrued interest into common stock ....       $     --        $ (2,067)
                                                                                          ========        ========

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet of Robotic Vision Systems, Inc., and Subsidiaries (the "Company") as of June 30, 2001, the consolidated statement of operations for the three and nine month periods ended June 30, 2001 and 2000 and the consolidated statement of cash flows for the nine month periods ended June 30, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for all periods presented have been made.

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

     The Company incurred a significant loss for the nine months ended June 30, 2001 primarily due to the effects of a substantial decline in revenues resulting from a downturn in the semiconductor capital equipment industry. Management has taken a series of steps to reduce expenses and restructure operations (Note 9). Management is in the process of implementing further significant reductions in fixed costs and is actively engaged in or considering programs to increase and preserve liquidity of working capital. These programs include, but are not limited to the sale of product lines that are not deemed central to the Company's long-term strategy.

     At June 30, 2001, the Company was in technical non-compliance with certain covenants of the credit agreement, but the Company had no outstanding borrowings under the agreement. The Company is currently working with the bank to amend the credit agreement to reduce the line, formally waive the technical non-compliance, and to establish revised covenants to better reflect current circumstances. Until the credit agreement is amended, the Company may not be able to borrow under the line. The Company expects to complete this amendment prior to August 31, 2001.


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

     The cumulative effect of the change to October 1, 2000 resulted in a charge to income of $10,747, which is included in the Consolidated Statement of Operations for the nine months ended June 30, 2001. The effect of the change on the three and nine months ended June 30, 2001 was to increase revenues by $3,233 and $13,939, respectively, and to reduce the loss before the cumulative effect of the accounting change by $2,591 ($0.07 per share) and $7,951 ($0.22 per share), respectively. The Company did not account for SAB No. 101 in the prior year. However, the Company believes that if SAB No. 101 had been applied to the prior year's results of operations, the effect would have been to decrease revenues by approximately $5,000 and $12,000 and operating income by approximately $3,000 and $8,000 in the three and nine month periods ended June 30, 2000, respectively.

3.  INVENTORIES

     Inventories at June 30, 2001 and September 30, 2000 consisted of the following:

                   JUNE 30, 2001        SEPTEMBER 30, 2000
Raw Materials .       $24,531                  $28,573
Work-in-Process         7,953                   11,943
Finished Goods         11,682                   12,285
                      -------                  -------
          Total       $44,166                  $52,801
                      =======                  =======

     Inventory on consignment was $1,456 and $2,772 at June 30, 2001 and September 30, 2000, respectively.

     In the second and third quarters of fiscal 2001, the Company took inventory provisions of $10,299 and $650, respectively, primarily for excess and obsolete inventories related principally to its semiconductor inspection and handling equipment and some Acuity CiMatrix products. These provisions reflected reduced demand for products as a result of the sharp semiconductor industry downturn. The Company believes that these provisions have reduced the inventories to their appropriate net realizable value. However, there can be no assurance that the Company will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology.

4.  NOTES PAYABLE AND LONG-TERM DEBT

     In connection with the acquisition of Abante Automation, Inc. on November 29, 2000 (see Note 8), the Company issued a twelve-month note of $1,500 at 8% interest and recorded the net present value of future minimum payments of $500 per year for five years using a discount rate of 8%. The Company may, under certain circumstances, repay this note in common stock.

     In connection with the acquisition of Auto Image ID, Inc. on January 3, 2001 (see Note 8), the Company issued three-year notes payable at $1,855 per year at prime rate. In certain circumstances, these notes are convertible into common stock at the Company's option.

     In fiscal 2000, the Company entered into a three year $35,000 revolving credit agreement with a domestic bank. This agreement allows for borrowings of up to 85% of eligible domestic receivables plus up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories. At June 30, 2001, the Company was in technical non-compliance with certain covenants of the credit agreement, but the Company had no outstanding borrowings under the agreement. The Company is currently working with the bank to amend the credit agreement to reduce the line, formally waive the technical non-compliance and to establish revised covenants to better reflect current circumstances. Until the credit agreement is amended, the Company may not be able to borrow under the line. The Company expects to complete this amendment prior to August 31, 2001.

5.  EARNINGS PER SHARE

     Basic per share amounts are computed using the weighted average number of shares outstanding during each period. Diluted per share amounts reflect the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of earnings per share for the three and nine month periods ended June 30, 2001 and 2000 are as follows:

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           JUNE  30,                     JUNE 30,
                                                                 -------------------------       -------------------------
                                                                      2001            2000          2001            2000
                                                                  --------        --------        --------        --------
BASIC EPS
Income (loss) before cumulative effect ....................       $(14,623)       $  5,319        $(48,661)       $  9,767
Premium on prepaid warrants ...............................           (167)           (193)           (533)           (578)
                                                                  --------        --------        --------        --------

Income (loss) before cumulative effect--basic numerator ...        (14,790)          5,126         (49,194)          9,189
Cumulative effect of accounting change--basic numerator ...             --              --         (10,747)             --
                                                                  --------        --------        --------        --------
Net income (loss)--basic numerator ........................        (14,790)          5,126         (59,941)          9,189
Weighted average number of common shares--basic denominator         35,864          34,389          35,610          30,690
                                                                  ========        ========        ========        ========

Per Share:
Income (loss) before cumulative effect--basic .............       $  (0.41)       $   0.15        $  (1.38)       $   0.30
                                                                  --------        --------        --------        --------
Cumulative effect of accounting change--basic .............             --              --        $  (0.30)             --
                                                                  --------        --------        --------        --------

Net income (loss)--basic ..................................       $  (0.41)       $   0.15        $  (1.68)       $   0.30
                                                                 --------        --------        --------        --------



DILUTED EPS
Income (loss) before cumulative effect--basic numerator ...       $(14,790)       $  5,126        $(49,194)       $  9,189
Effect of conversion of prepaid warrants ..................             --             193              --             578
                                                                  --------        --------        --------        --------
Income (loss) before cumulative effect--diluted numerator .        (14,790)          5,319         (49,194)          9,767
Cumulative effect of accounting change--diluted numerator .             --              --         (10,747)             --
                                                                  --------        --------        --------        --------
Net income (loss)--diluted numerator ......................       $(14,790)       $  5,319        $(59,941)       $  9,767
Weighted average number of common shares--basic denominator         35,864          34,389          35,610          30,690
Effect of conversion of prepaid warrants ..................             --           2,778              --           2,778
Effect of other dilutive common stock options and warrants              --           5,711              --           5,841
                                                                  --------        --------        --------        --------
Weighted average number of common and common equivalent
  shares--diluted denominator .............................         35,864          42,878          35,610          39,309
                                                                  ========        ========        ========        ========
Per Share:
Income (loss) before cumulative effect--diluted ...........       $  (0.41)       $   0.12        $  (1.38)       $   0.25
                                                                  --------        --------        --------        --------
Cumulative effect of accounting change--diluted ...........             --              --        $  (0.30)             --
                                                                  --------        --------        --------        --------
Net income (loss)--diluted ................................       $  (0.41)       $   0.12        $  (1.68)       $   0.25
                                                                  --------        --------        --------        --------

     For the three and nine month periods ended June 30, 2001, the Company had common stock equivalents of 117 and 316, respectively, which because of the year to date loss have been excluded from earnings per share. In addition, for the three and nine month periods ended June 30, 2001, the Company had potential common shares excluded from the earnings per share calculations of 8,145 and 7,020, respectively, as they were anti-dilutive. For the three and nine month periods ended June 30, 2000, the Company had potential common shares excluded from the earnings per share calculations of 128 and 365 respectively, as they were anti-dilutive.

6.  COMPREHENSIVE INCOME OR (LOSS)

     In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. The following table presents information about the Company's comprehensive income (loss) for the following periods:


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         ---------------------------     ------------------------
                                                             2001           2000           2001           2000
                                                         ----------    -----------       ----------     ---------
Net income (loss) ................................       $(14,623)       $  5,319        $(59,408)       $  9,767
Effect of foreign currency translation adjustments             (3)           (173)             51            (363)
                                                         --------        --------        --------        --------
Comprehensive income (loss) ......................       $(14,626)       $  5,146        $(59,357)       $  9,404
                                                         --------        --------        --------        --------

7.  SEGMENT INFORMATION

     The Company operates in two segments--semiconductor equipment and Acuity CiMatrix. Intersegment sales by the Acuity CiMatrix division were $1,042 and $3,036 for the nine month periods ended June 30, 2001 and 2000, respectively. Other income (loss) is comprised of corporate general and administrative expenses. The following table presents information about the Company's reportable segments for the three and nine month periods ended June 30:

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                    ---------------------------       --------------------------
                                                         2001           2000             2001             2000
                                                    ---------        ---------        ---------        ---------
REVENUES:
Semiconductor Equipment .....................       $  11,885        $  47,944        $  63,121        $ 128,973
Acuity CiMatrix .............................           9,176           13,237           28,211           35,058
                                                    ---------        ---------        ---------        ---------
          Total Revenues ....................       $  21,061        $  61,181        $  91,332        $ 164,031
                                                    ---------        ---------        ---------        ---------

INCOME (LOSS) FROM OPERATIONS
Semiconductor Equipment .....................       $  (7,522)       $   6,705        $ (24,161)       $  17,374
Acuity CiMatrix .............................          (4,298)             531          (17,488)            (477)
Other .......................................          (2,446)          (2,021)          (6,467)          (5,380)
                                                    ---------        ---------        ---------        ---------
          Total income (loss) from operations       $ (14,266)       $   5,215        $ (48,116)       $  11,517
                                                    ---------        ---------        ---------        ---------

DEPRECIATION AND AMORTIZATION
Semiconductor Equipment .....................       $   2,301        $   1,942        $   6,731        $   5,470
Acuity CiMatrix .............................           1,244              765            4,188            2,325
Other .......................................              34               --              101               --
                                                    ---------        ---------        ---------        ---------
          Total depreciation and amortization       $   3,579        $   2,707        $  11,020        $   7,795
                                                    ---------        ---------        ---------        ---------

8.  ACQUISITIONS

     On November 29, 2000, the Company acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1,850 in cash, a twelve-month note of $1,500 at 8% interest and recorded the net present value of future minimum payments of $500 per year for 5 years using a discount rate of 8% (see
Note 4). Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries.

     On January 3, 2001, the Company acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1,200 in cash and three-year notes payable at $1,855 per year at prime rate (see Note 4). AIID designs, manufactures and markets products for reading direct part marks and two-dimensional bar codes.

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

     The allocation of the total cost of the acquisitions of approximately $12,550 was as follows: approximately $5,300 was allocated to existing technologies; $1,050 to in-process research and development; approximately $1,800 to other identified intangible assets and $4,400 to goodwill. The intangible lives range from 4 to 5 years and the goodwill is being amortized over 7 years. Future minimum payments under non-cancellable commitments are discounted using applicable rates. The operations of Abante and AIID prior to their acquisitions by the Company, are not material to the Company's statement of operations. The Company expensed $1,050 related to in-process research and development in the second quarter of fiscal 2001.

9.  RESTRUCTURINGS

     In response to the lower level of revenues anticipated in the first nine months of fiscal 2001, the Company took steps to reduce its costs. The charge for severance and other costs in the first, second and third quarters of fiscal 2001 was $2,663, $1,161, and $497, net of a reversal of $124 of fiscal Q1 charges in fiscal Q2, respectively. A summary of these restructuring costs is as follows:

                                                        CHARGE IN    CHARGE IN    CHARGE IN                            LIABILITY AT
                                                        Q1 FISCAL    Q2 FISCAL    Q3 FISCAL    AMOUNTS      AMOUNTS       JUNE 30,
(IN THOUSANDS) ..................................         2001         2001         2001       REVERSED       PAID         2001
                                                        ------       ------       ------       ------       ------       ------
Severance payments to employees .................       $1,475       $  797       $  497       $  124       $2,234       $  411
Exit costs from facilities ......................          609          264           --           --           14          859
Write-off of other tangible and intangible assets          579          100           --           --          679           --
                                                        ------       ------       ------       ------       ------       ------
Total ...........................................       $2,663       $1,161       $  497       $  124       $2,927       $1,270
                                                        ------       ------       ------       ------       ------       ------

     These steps included a reduction of approximately 300 employees. The terminated employees represented all functions across all operating divisions. Approximately $2.2 million was charged to restructuring relating to the European operations, including: severance; exit costs for three facilities; a write-off of facility leasehold improvement costs and the write-off of intangibles considered impaired with the closure of one of the European businesses. All charges are expected to be paid within the Company's fiscal year ended
September 30, 2001 with the exception of exit costs from lease facilities. These exit costs include the Company's estimated costs on non-cancellable leases. The Company expects to incur these exit costs over the remaining lease terms.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 133 in the quarter ended December 31, 2000 and there was no material impact on the Company's consolidated financial position, results of operations or cash flows. The Company does not hold or issue derivative instruments or non-derivative instruments that are designated and qualify as hedging investments.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective October 1, 2003. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

NOTE 11.  CONTINGENT LIABILITIES

     A number of purported securities class actions were filed against the Company, Pat V. Costa and Frank Edwards (the "RVSI Defendants") in Federal District Court for the District of Massachusetts. On July 13, 2001, the Court entered an order extending the RVSI Defendants' time to respond to the complaints, pending the appointment by the Court of a lead plaintiff or plaintiffs and the filing of any consolidated amended complaint. On August 3, 2001, two plaintiffs, Tse and Griffin, filed a motion for consolidation, appointment of lead plaintiff and approval of lead plaintiffs' choice of counsel. The time within which to respond to the motion has not expired and no decision has been rendered with respect to the motion. This case remains at a preliminary stage and no discovery proceedings have taken place. The Company believes that these claims are without merit and intends to defend vigorously against them.

    In late July and early August, 2001, lawsuits were filed in state and federal court in Wisconsin seeking payment of certain sums allegedly due to two vendors of the Company. These two lawsuits are currently in a preliminary stage and no determination has been made as to the relative merits of the actions, the defenses to be asserted, or the potential impact on the Company's financial position or results of operation.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words "anticipate", "expect", "believe", "plan" and similar expressions are intended to identify such statements. Such statements are subject to various risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption "Forward-Looking Statements and Associated Risks" that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

     Robotic Vision Systems, Inc. is involved in the development, manufacture, marketing and servicing of machine vision equipment for a variety of industries, including the global semiconductor industry. Demand for products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, the Company's historical results of operations including the periods described herein may not be indicative of future operating results.

     During the first nine months of the fiscal year, the Company made two acquisitions. On November 29, 2000, the Company acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1.85 million in cash, a twelve-month note for $1.5 million at 8% interest and recorded the net present value of future minimum payments of $0.5 million per year for five years using a discount rate of 8%. The Company may, under certain circumstances, repay this note in common stock. Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries. Also, on January 3, 2001, the Company acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1.2 million in cash and three-year notes payable at $1.86 million per year at prime rate. In certain circumstances, these notes are convertible into common stock at the Company's option. AIID designs, manufactures and markets products for reading direct part marks and two-dimensional bar codes. The operations of Abante and AIID prior to their acquisitions by the Company, are not material to the Company's statement of operations.

     During the fiscal year, the Company changed its method of accounting for revenue to comply with SEC Staff Accounting Bulletin No. 101 ("SAB 101") effective October 1, 2000. Previously, the Company generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted retroactive to October 1, 2000, the Company now recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts.

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

     In accordance with SAB 101, the new method of accounting has not been applied retroactively to transactions that occurred prior to fiscal 2001. The cumulative effect adjustment of the change in accounting as of October 1, 2000 was a charge to operations of $10.7 million, which is included in operations for the nine months ended June 30, 2001. For the three and nine month periods ended June 30, 2001, revenues were $21.1 and $91.3 million, respectively. Based on the new method of accounting, revenues were $3.2 and $13.9 million higher for the three and nine month periods ended June 30, 2001, respectively. Revenue amounting to $13.9 million that was previously recognized and included in the cumulative effect adjustment at October 1, 2000 was recognized in the first nine months of fiscal 2001. The discussion below compares 2001 results of operations adjusted for the impact of SAB 101 to 2000 results that do not reflect the application of SAB 101.

THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2001 COMPARED TO THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000

     For the three months ended June 30, 2001, revenues were $21.1 million. This compares to revenues of $31.3 million for the three months ended March 31, 2001, $39.0 million for the three months ended December 31, 2000, $59.2 million for the three months ended September 30, 2000 and $61.2 million for the three months ended June 30, 2000. The decline in our revenues in the current quarter is a reflection of a sharp semiconductor industry slowdown, as a result of which our customers have decreased demand for our products. Revenues were $91.3 million in the nine months ended June 30, 2001 compared to $164.0 million in the nine months ended June 30, 2000, a decrease of 44.3%. The decrease in revenues year-to-year was due to the same factors that affected the current quarter.

     In the three and nine month periods ended June 30, 2001, revenues for the Company's Semiconductor Equipment Group represented 57% and 69%, respectively of total revenues, compared to 78% and 79%, respectively of total revenues in the three and nine month periods ended June 30, 2000.

     In the Semiconductor Equipment Group, revenues fell to $11.9 million, which compares to revenues of $22 million in the three months ended March 31, 2001, $29.2 million in the three months ended December 31, 2000, $46.4 million in the three months ended September 30, 2000 and $47.9 million for the three months ended June 30, 2000. The decrease in our revenues in the current quarter reflects a dramatic slowdown in demand from the semiconductor capital equipment industry.

     In the Acuity CiMatrix division, revenues declined to $9.2 million in the three months ended June 30, 2001, which compares to $9.3 million in the three months ended March 31, 2001, $9.7 million in the three months ended December 31, 2000, $12.8 million in the three months ended September 30, 2000 and $13.3 million for the three months ended June 30, 2000. The continued lower level of revenues in the current quarter reflects a reduction in demand for our machine vision products sold to the semiconductor industry, delays in the implementation of direct part mark reading programs and a general reluctance to commit to capital programs on the part of the industries we largely serve, including the electronics industry.

     Our gross profit margins, as a percentage of revenues, were 25.1% and 23.2% for the three and nine month periods ended June 30, 2001, compared to gross profit margins of 45.3% and 44.4% of revenues for the three and nine month periods ended June 30, 2000. Our gross profit margins were reduced by a provision for excess and obsolete inventories of $0.7 and $10.9 million, or 3.1% and 12.0% of revenues for the three and nine month periods ended June 30, 2001, respectively. Exclusive of the inventory provisions, gross profit margin were 28.2% and 35.2% of revenues for the three and nine month periods ended June 30, 2001. This decline year-over-year was primarily as a result of proportionately high fixed manufacturing costs relative to lower shipment levels.

     In the second and third quarters of fiscal 2001, the Company took unusual provisions of $0.7 and $10.3 million, respectively, primarily for excess and obsolete inventories related principally to its semiconductor inspection and handling equipment and some Acuity CiMatrix products. These provisions reflected reduced demand for products as a result of the sharp semiconductor industry downturn. The Company believes that these provisions have reduced the inventories to their appropriate net realizable value. However, there can be no assurance that we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology.

     Research and development expenses were $6.3 million, or 29.9% of revenues, in the three months ended June 30, 2001, compared to $7.2 million, or 11.8% of revenues, in the three months ended June 30, 2000. The decrease in the current quarter relates to headcount reductions from the Company's restructuring activities.

     Research and development expenses were $22.6 million, or 24.8% of revenues, in the nine months ended June 30, 2001, compared to $19.7 million, or 12.0% of revenues, in the nine months ended June 30, 2000. The increase in research and development expenses resulted from lower amounts of capitalized software and increases in staffing levels in the second half of fiscal 2000. In the

Semiconductor Equipment Group, development projects include work on our new wafer scanning inspection systems as well as enhanced capabilities for our lead scanning systems. In the Acuity CiMatrix division, the Company continues to invest in our machine vision platform, Visionscape. In the three and nine month periods ended June 30, 2001, the Company capitalized approximately $0.6 and $2.2 million, respectively in software development costs under Statement of Financial Accounting Standards No. 86, which compares with $1.1 and $3.1 million of capitalization in the three and nine month periods ended June 30, 2000. The related amortization expense was $0.9 million and $3.4 million for the three and nine month periods ended June 30, 2001, respectively, and compares with $1.1 million and $3.0 million for the three and nine month periods ended June 30, 2000. The amortization costs are included in cost of sales.

     Selling, general and administrative expenses were $12.7 million, or 60.6% of revenues, in the three months ended June 30, 2001, compared to a similar $15.3 million, or 25.0% of revenues, in the three months ended June 30, 2000. However, the current year expenses reflects a combination a lower level of variable selling expenses associated with the decrease in revenues and a partial effect of the cost reductions taken in the restructurings discussed below.

     Selling, general and administrative expenses were $41.4 million, or 45.3% of revenues, in the nine months ended June 30, 2001, compared to $41.6 million, or 25.4% of revenues, in the nine months ended June 30, 2000. The comparable spending levels have different components. The current year's level of expenses reflects a combination of the higher level of fixed costs on a lower revenue base, which was partially offset by a lower level of variable selling expenses associated with the decrease in revenues and a portion of the cost reductions taken throughout the fiscal year 2001 which are discussed below.

     In response to the lower level of revenues in the first nine months of fiscal 2001, the Company took steps to reduce its costs. The charge for severance and other costs in the first, second and third quarters of fiscal 2001 was $2.7 million, $1.1 million and $0.5 million respectively. A summary of these restructuring costs is as follows:

                                                      CHARGE IN    CHARGE IN     CHARGE IN                            LIABILITY AT
                                                      Q1 FISCAL    Q2 FISCAL    Q3 FISCAL     AMOUNTS      AMOUNTS       JUNE 30,
(IN THOUSANDS) ..................................        2001         2001         2001       REVERSED       PAID         2001
                                                        ------       ------       ------       ------       ------       ------
Severance payments to employees .................       $1,475       $  797       $  497       $  124       $2,234       $  411
Exit costs from facilities ......................          609          264           --           --           14          859
Write-off of other tangible and intangible assets          579          100           --           --          679           --
                                                        ------       ------       ------       ------       ------       ------
Total ...........................................       $2,663       $1,161       $  497       $  124       $2,927       $1,270
                                                        ------       ------       ------       ------       ------       ------

     These steps included a reduction of approximately 300 employees. The terminated employees represented all functions across all operating divisions. Approximately $2.2 million was charged to restructure the European operations, including: severance; exit costs from three facilities; a write-off of facility leasehold improvement costs and the write-off of intangibles considered impaired with the closure of one of the European businesses. All charges are expected to be paid within the Company's fiscal year ended September 30, 2001 with the exception of exit costs from lease facilities. These exit costs include the Company's estimated costs on non-cancellable leases. The Company expects to incur these exit costs over the remaining lease terms.

     Net interest expense was $357 in the three months ended June 30, 2001, compared to net interest income of $212 in the three months ended June 30, 2000. The increase in interest expense primarily relates to the acquisitions made in fiscal 2001 and lower levels of invested cash balances. Net interest expense was $545 in the nine months ended June 30, 2001, compared to net interest expense of $1.8 million in the nine month period ended June 30, 2000, for the same reasons mentioned above and that the Company had interest on a line of credit in fiscal 2000.

     There was no tax provision in the three and nine month periods ended June 30, 2001, due to the losses incurred. The tax provision for the three and nine month periods ended June 30, 2000 reflected minimum federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance decreased $14.6 million, to $8.4 million, in the nine months ended June 30, 2001, as a result of $7.2 million of net cash used in operating activities, $7.2 million of net cash used in investing activities and $0.2 million of net cash used in financing activities.

     The $7.2 million of net cash used in operating activities was primarily a result of the $59.4 million loss year-to-date, which represented a loss of $25.7 million before depreciation and amortization, the inventory provisions, the cumulative effect of accounting changes, and the in process research and development charge. This $25.7 million loss was partially offset by net reductions in operating assets and liabilities of $18.5 million, due to the receivable reduction of $46.1 million offset primarily by the reductions in accounts payable, accrued expenses and deferred gross profit of $25.9 million.

     Additions to plant and equipment were $1.8 million in the nine months ended June 30, 2001, as compared to $5.0 million in the nine months ended June 30, 2000. The capitalized software development costs in the nine months ended June 30, 2001 were $2.2 million as compared with $3.1 million in the nine months ended June 30, 2000. The Company also completed the purchase of Abante Automation, Inc. and Auto Image ID, Inc. in the nine months ended June 30, 2001 and paid an aggregate of $3.1 million in cash at the closings.

     In fiscal 2000, the Company entered into a three year $35,000 revolving credit agreement with a domestic bank. This agreement allows for borrowings of up to 85% of eligible domestic receivables plus up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories. At June 30, 2001, the Company was in technical non-compliance with certain covenants of the credit agreement, but the Company had no outstanding borrowings under the agreement. The Company is currently working with the bank to amend the credit agreement to reduce the line, formally waive the technical non-compliance and to establish revised covenants to better reflect current circumstances. Until the credit agreement is amended, the Company may not be able to borrow under the line. The Company expects to complete this amendment prior to August 31, 2001.

     Management is in the process of implementing further significant reductions in fixed costs and is actively engaged in or considering programs to increase and preserve liquidity of working capital. These programs include, but are not limited to the sale of product lines that are not deemed central the Company's long-term strategy. Proceeds from the sale of product lines will be used to continue to fund the product development activities as well as marketing Data Matrix products. There can be no assurance that such funds will be available to the Company.

     Management believes that through its current cash balances, working capital, borrowings under the credit facility, if available, and proceeds from sales of product line, if any, the Company will have sufficient liquidity to fund cash requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 133 in the quarter ended December 31, 2000 and there was no material impact on the Company's consolidated financial position, results of operations or cash flows. The Company does not hold or issue derivative instruments or non-derivative instruments that are designated and qualify as hedging instruments.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective October 1, 2003. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

EFFECT OF INFLATION

     Management believes that during the three months ended June 30, 2001 the effect of inflation was not material.

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

     This 10-Q should be read in conjunction with detailed risk factors in the Company's annual report on Form 10-K/A, and other filings with the Securities and Exchange Commission.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In May 2001, the Federal Circuit Court of Appeals affirmed the trial court decision against the Company in its patent infringement action against GSI Lumonics, Inc. On August 6, 2001, the Company filed a petition for writ of certiorari with the United States Supreme Court, seeking further review of the adverse decision.

     A number of purported securities class actions were filed against the Company, Pat V. Costa and Frank Edwards (the "RVSI Defendants") in Federal District Court for the District of Massachusetts. On July 13, 2001, the Court entered an order extending the RVSI Defendants' time to respond to the complaints, pending the appointment by the Court of a lead plaintiff or plaintiffs and the filing of any consolidated amended complaint. On August 3, 2001, two plaintiffs, Tse and Griffin, filed a motion for consolidation, appointment of lead plaintiff and approval of lead plaintiffs' choice of counsel. The time within which to respond to the motion has not expired and no decision has been rendered with respect to the motion. This case remains at a preliminary stage and no discovery proceedings have taken place. The Company believes that these claims are without merit and intends to defend vigorously against them.

    In late July and early August, 2001, lawsuits were filed in state and federal court in Wisconsin seeking payment of certain sums allegedly due to two vendors of the Company. These two lawsuits are currently in a preliminary stage and no determination has been made as to the relative merits of the actions, the defenses to be asserted, or the potential impact on the Company's financial position or results of operation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments that potentially subject the Company to concentrations of credit-risk consist principally of cash equivalents and trade receivables. It places its cash equivalents with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. The Company's trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are mostly from major corporations or distributors, or are supported by letters of credit. The Company maintains reserves for potential credit losses and such losses have been immaterial.

     The Company is exposed to the impact of fluctuation in interest rates, primarily through its borrowing activities. Its policy has been to use U.S. dollar denominated borrowings to fund its working capital requirements. The interest rates on the Company's current borrowings fluctuate with current market rates. The extent of risk associated with an increase in the interest rate on its borrowings is not quantifiable or predictable because of the variability of future interest rates and its future financing requirements.

     The Company is also exposed to the impact of foreign currency fluctuations. During fiscal 2000 and 2001, most local currencies of the Company's international subsidiaries weakened against the U.S. dollar. Since the Company translates foreign currencies into U.S. dollars for reporting purposes, these weakened currencies have a negative, though immaterial, impact on its results. The Company believes that its exposure to currency exchange fluctuation is insignificant because its international subsidiaries sell to customers, and satisfy their financial obligations, almost exclusively in their local currencies. During fiscal 2000 and 2001, the Company did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, the fair value of risk-sensitive instruments, and cash flow are immaterial, although the actual effects may differ materially from this hypothetical analysis.

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


                                      ROBOTIC VISION SYSTEMS, INC.
                                      Registrant


Dated: August 14, 2001                /s/ PAT V. COSTA
                                      -------------------------------
                                      Pat V. Costa
                                      President and CEO
                                      (Principal Executive Officer)


Dated: August 14, 2001                /s/ FRANK D. EDWARDS
                                      -------------------------------
                                      Frank D. Edwards
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)