Form 10-K405
period 2001-09-30
ROBOTIC VISION SYSTEMS INC
filed 2001-12-27
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001



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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The number of shares outstanding of the Registrant's common stock is 41,427,389 as of December 20, 2001.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $41,113,254 as of December 20, 2001.
                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                       LOCATION IN FORM 10-K IN WHICH INCORPORATED
                  --------                       -------------------------------------------
Registrant's Proxy Statement relating to the                      Part III
      2001 Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A) GENERAL

     Robotic Vision Systems, Inc. designs, manufactures and markets machine vision, automatic identification and related products for the semiconductor capital equipment, electronics, automotive, aerospace, pharmaceutical and other industries. Founded in 1976, we use advanced technology including vision-enabled process equipment, high-performance optics, lighting and advanced hardware and software to offer a full range of automation solutions. In 1991, we introduced the first generation of our current principal product, the lead scanner, a three-dimensional machine vision system, which inspects the physical characteristics of packaged semiconductors. We believe we currently have the dominant share of lead scanners used by the semiconductor industry. More recently, we have become a leader in designing and manufacturing products that utilize machine vision technology to read two-dimensional bar codes.

     We operate through two divisions -- the Semiconductor Equipment Group and the Acuity CiMatrix division.

     -- The Semiconductor Equipment Group's primary business is the design, manufacture and marketing of systems that inspect semiconductor wafer and assembled chip packages, transfer integrated circuits from one medium to another and attach solder balls to ball grid array semiconductors. This group serves the semiconductor capital equipment market.

     -- The Acuity CiMatrix division designs, manufactures and markets two primary product lines:

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

     We were pioneers in the development of machine vision and have utilized our technology to enter the emerging market for two-dimensional bar code readers. We developed the technology and own the patents to Data Matrix, a two-dimensional bar code symbology that can be marked directly onto parts and components. We placed the Data Matrix symbology into the public domain to the extent necessary to enable compliance with standards promulgated for various industries. We retain patent rights for the use of Data Matrix in certain applications, including biometrics.

     The Semiconductor Equipment Group, has facilities in Hauppauge, New York; Quebec, Canada; New Berlin, Wisconsin and Tucson, Arizona. The Acuity CiMatrix division is located in Canton, Massachusetts, with additional facilities in Cherry Hill, New Jersey and Nashua and Weare, New Hampshire.

     On November 29, 2000, we acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1,850,000 in cash, a twelve-month note of $1,500,000 at 8% interest and recorded the net present value of future minimum payments of $500,000 per year for 5 years using a discount rate of 8%. Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries.

     On January 3, 2001, we acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1,200,000 in cash and three-year notes payable at $1,855,000 per year at prime rate. AIID designs, manufactures and markets products for reading direct part marks and two-dimensional bar codes.

     As of December 15, 2001, we sold our one-dimensional material handling product line ("material handling business"), which had been part of our Acuity CiMatrix division, to affiliates of SICK AG of Germany ("SICK"). The material handling business designs, manufactures and markets one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries. The sale price was $11.5 million which includes the right to receive $500,000 following the expiration of a 16 month holdback to protect the purchaser against the possibility of non-disclosed liabilities. The costs of the transaction are estimated to be $500,000. We estimate that we will record a net gain of $7.0 million in the first quarter of fiscal 2002. The net revenues and income from operations before corporate charges of the material handling business for the year ended September 30, 2001 were approximately $16.1 million and breakeven, respectively.

     On November 13, 2001, we signed a letter of intent to sell a second product line. We expect this transaction to close no later than March 31, 2002. The revenues and net operating results for this operation were not material to us in fiscal 2001.

     We were incorporated in New York in 1976 and reincorporated in Delaware in 1977. Our executive offices are located at 5 Shawmut Road, Canton, Massachusetts 02021; our telephone number is (781) 302-2439.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For the purpose of segment reporting, our management considers us to operate in two segments servicing the machine vision industry. See Note 11 to the Consolidated Financial Statements.

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

     According to the Semiconductor Industry Association (SIA), the semiconductor market expanded from approximately $50.5 billion in 1990 to $204.4 billion in 2000, representing a compound annual growth rate of approximately 15% during this period. We believe that this growth resulted primarily from two factors. The first factor is the proliferation of semiconductor applications due to the rapidly expanding end-user demand for faster, smaller and more efficient electronic devices with greater functionality and reliability coupled with an increasingly broad range of applications. The second factor is the increasing importance of semiconductors in electronic systems. We believe that these trends will continue to drive the long-term growth of semiconductors.

     However, the semiconductor market can be cyclical as a result of periodic oversupply of integrated circuits, resulting in reduction in demand for the capital equipment used to fabricate, assemble, and inspect chips. This was evident in 2001, as a combination of lower-than-expected end-user demand and over-production in 2000 combined to decrease semiconductor industry sales by an estimated 31.2%, to $140.7 billion. Declines, even of this magnitude, are not predictable. As late as the end of 2000, the SIA was predicting substantial growth in 2001. The SIA has predicted a return to modest growth in 2002 ($149.5 billion, or 6.3%), with sales accelerating by more than 20% in 2003 and 2004. Even with such growth, the SIA does not predict that the semiconductor industry will surpass its 2000 revenues of $204.4 billion until 2004, when it predicts industry revenues of $218.3 billion.

     During such downturns, semiconductor companies greatly reduce their levels of capital spending. Semiconductor production ultimately drives demand for the capital equipment that supplies chip manufacturers. Like the semiconductor industry forecasts, predictions for future growth of the semiconductor capital equipment market have proven to be unreliable. In December 2000, the Semiconductor Equipment Materials Institute, the trade association for suppliers of capital equipment to the semiconductor industry, predicted growth of 22% in 2001 on top of the record 83% growth reported in 2000. When final statistics for 2001 are made available (in the first quarter of 2002), the semiconductor capital equipment industry is likely to have reported sales that were at least 60% lower than those of 2000, with industry orders declining by an even greater percentage. For 2002, analyst predictions vary widely, with some estimates of a further decline in semiconductor industry capital spending leading to lower sales for capital equipment suppliers. In December 2001, the Semiconductor Equipment Materials Institute predicted flat revenues in 2002 for equipment manufacturers. The most optimistic securities analyst forecast is for a 40% improvement in industry shipments; the most pessimistic forecast is for a further 20% decline. Analysts are generally in agreement that the second half of 2002 will show an improvement over the first half.

     The demand for semiconductor capital equipment is generally driven by two forces. The first is the need for additional capacity. As more chips are produced, there is a commensurate need for more equipment to fabricate, test, package, and inspect those devices. Purchases related to capacity are triggered when utilization rates exceed approximately 80%. Analyst reports issued in late November 2001 indicate most back-end facilities are operating with utilization rates of 50-70% (up from 30-50% in the April - June 2001 time frame). The second force influencing demand for semiconductor capital equipment is technology change. As new generations of chips are designed, they call for ever smaller, lighter, and lower-profile packages. Thus, there is a need for equipment to produce advanced chips that is independent of overall rises and declines in the semiconductor industry.

     The factors that drive the sale of inspection equipment of the kind manufactured by RVSI include the following:

     - the general proliferation of advanced package types, such as ball grid array and chip-scale packages, and the trend towards miniaturization of semiconductor devices;

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

  Automatic Identification and Data Collection Market

     For RVSI, the automatic identification and data collection market encompasses products that mark, read and interpret two-dimensional bar codes. Camera based readers are becoming an integral part of the automatic identification and data collection market which, according to the Venture Development Corporation, was an approximate $14.7 billion annual market in 1999 which is estimated to grow to approximately $23.8 billion by 2002, representing a projected compound annual growth rate of approximately 17.3% over this period. We believe that the scanning portion of the automated identification and data collection market will be increasingly penetrated by machine vision manufacturers, especially in high-density applications such as printed circuit board manufacturing and parts marking and tracking.

     We believe that increasingly, the bar code scanning industry is converging with the machine vision industry. Bar codes, most notably in the form of Universal Product Codes, have been in use since the early 1970s. Traditionally, bar codes are read with lasers, which measure the width of the lines that make up a bar code. One-dimensional bar codes are typically limited to storing sixteen alphanumeric characters, can be read in a limited range of orientations and require high-contrast labels. The advent of two-dimensional bar codes in the mid-1980s significantly altered the application of bar codes. Two-dimensional bar codes can store hundreds of alphanumeric characters, can be read in any orientation and can be marked directly on manufactured parts. These advantages are critical in providing a high degree of traceability, making two-dimensional bar codes more flexible than traditional one-dimensional alternatives. Two-dimensional bar codes are not limited to storing alphanumerics. Any information which can be captured digitally, and especially biometric information, can be converted to a two-dimensional code.

     There are three principal two-dimension symbologies including our Data Matrix, Symbol Technologies Inc.'s PDF417 format and United Parcel Services' MaxiCode. We believe that the Data Matrix symbology is well suited for the component marking market due to its ability to be inscribed on virtually any surface, including curved, low-reflectivity and matte surfaces, and can be produced in a fraction of the space of an alternative bar code.

     According to Venture Development Corporation, in 2000, the most recent year for which statistics are available, the market for two-dimensional bar code readers was $74.4 million, including $39.4 million for hand-held readers and $35 million for fixed-mount readers. A fundamental growth factor of two-dimensional symbology is the trend among manufacturers to mark discrete components, especially in industries such as semiconductor, aerospace and automotive manufacturing.

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

  STRATEGY

     Our goal is to grow by continuing to work with leaders in each of our served markets, anticipating their needs and offering them the most advanced products and technology. To accomplish this objective, we intend to:

     - Leverage our leading position in selected semiconductor capital equipment market niches. We believe we have the largest installed base of products in several segments of the semiconductor capital equipment market, such as lead scanners, tape and reel packaging equipment and ball grid array assembly machinery. Through our commitment to research and product development, we intend to continue to set the industry standard for the portions of the semiconductor capital equipment markets in which we engage. We intend to capitalize upon our large installed base of products and reputation for quality to provide new applications within the semiconductor capital equipment market for our machine vision technology. As an example, we have already begun to leverage our strong relationships with semiconductor manufacturers by introducing them to new products from our Acuity CiMatrix division.

     - Further develop the two-dimensional bar code market for Data Matrix symbology. Anticipating that manufacturers will increasingly identify and track individual components in order to comply with standards, improve product traceability and manage inventories, we placed Data Matrix into the public domain to the extent necessary to facilitate its adoption as an international standard. We believe markets such as the semiconductor, electronics, aerospace and automotive industries will be among the earliest users of Data Matrix. We intend to capitalize upon our knowledge of both Data Matrix and machine vision by working with the leaders in our targeted markets to encourage the use of our family of imagers.

     - Capitalize upon the convergence of the machine vision and bar code industries. As two-dimensional bar code systems are adopted for new applications, we believe machine vision will increasingly play a key role in reading such codes, whether for manufacturing management, unit level traceability, or for emerging security applications involving the encoding of biometric data. As the industry's supplier of the broadest line of machine vision equipment and two-dimensional bar code imagers, we believe we are uniquely positioned to offer fully integrated automatic identification and data collection systems.

  PRINCIPAL PRODUCTS

     Our products range from state-of-the-art machine vision systems on a circuit board which can be priced as low as $5,000 to inspection systems with selling prices greater than $800,000 for bumped-wafers used in advanced semiconductor packages. Our own sales force sells some of our products; other products are sold either through manufacturers' representatives or to original equipment manufacturers for incorporation into customized systems.

  Semiconductor Equipment Group

     Our Semiconductor Equipment Group is comprised of our RVSI Electronics, RVSI Systemation and RVSI Vanguard subdivisions.

     The Electronics subdivision, including Abante Automation, supplies inspection equipment to the semiconductor industry. Our lead scanning systems, which can be found in most back-end semiconductor manufacturing lines, generally perform the final inspection of semiconductor packages prior to their preparation for shipment to the end-user. Our lead scanning systems offer automated, high-speed, three-dimensional semiconductor package lead inspection with the added feature of non-contact scanning of the packages in their shipping trays, which is known as in-tray scanning. The systems use a laser-based, non-contact, three-dimensional measurement technique to inspect and sort a wide variety of semiconductor package types, such as quad flat packs, thin quad flat packs, chip scale packages, wafer scaled products, ball grid arrays and thin small outline packs in their carrying trays. The system measurements captured by our systems include coplanarity, total package height, true position spread and span, as well as lead angle, width, pitch and gap.

     The development of a new kind of integrated circuit, used primarily in high performance and small form factor applications, has created a new requirement for high-speed wafer inspection equipment. These ICs, called flip chips, necessitate ball grid arrays to be applied and inspected at the end of the front-end fabrication process, as well as the back-end packaging process. Recognizing this need, in 2000 we introduced the WS-series, a two and three-dimensional machine vision-based inspection system. We believe that our WS-1000, WS-2000, and WS-2500 are the most widely used bumped wafer inspection equipment in use today, and provide the semiconductor industry with the broadest range of products for bumped wafer inspection.

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

     Vanguard is a supplier of ball attach equipment used in ball grid array and chip scale package assembly for the semiconductor and connection industries. These devices attach solder balls to the integrated circuit in order to generate a medium which, when heated, will connect the package to the printed circuit board. Vanguard's products are deployed on the back-end manufacturing line prior to our lead scanner testing device. In September 2001, we announced plans to consolidate the manufacturing of this product into our New York facility from our Arizona location.

  Acuity CiMatrix division

     The Acuity CiMatrix division designs, manufactures and markets two-dimensional machine vision systems and lighting products as well as two-dimensional data collection products and bar code reading systems. These products are used by a broad range of businesses, including customers in the semiconductor, electronics, automotive, pharmaceutical and consumer products industries. The Acuity CiMatrix division also supplies certain machine vision products to our Semiconductor Equipment Group.

     Our Acuity CiMatrix machine vision systems use processor chips optimized for vision, software and solid-state video cameras to perform functions such as measurement, flaw detection and inspection of manufactured products. These products examine an image of a manufactured product in order to ascertain physical characteristics, identify deviations and check for identification. For the general-purpose machine vision market, our Acuity CiMatrix division offers single-board machine vision systems, which can be tailored to the needs of specific industries via software modules. Vertical industries currently served include semiconductor, electronics, automotive and packaging/pharmaceutical. Acuity CiMatrix's principal machine vision product, Visionscape, was first introduced in 1998 and today encompasses a family of board-level machine vision systems. Visionscape is a machine vision product platform on a single printed circuit board for the Windows PC. This product family is designed to meet the needs of original equipment manufacturers, which incorporate vision products into their systems, as well as for direct use by manufacturers on their factory floor.

     Our Acuity CiMatrix data collection and bar code reading systems use machine vision to read and collect data from one- and two-dimensional bar codes for purposes such as process control, traceability and security. Our product offerings also include both fixed and hand-held two-dimensional camera-based readers.

     In two-dimensional applications, we have concentrated our efforts on scanning systems compatible with Data Matrix, a symbology that we believe, has a number of advantages over other two-dimensional bar codes in the public domain. We believe that the smaller size of the Data Matrix symbology enables it to be used in miniaturized applications. Data Matrix is read using machine vision as compared to traditional laser scanning systems. The machine vision scanning process enables Data Matrix to exhibit a wider span of character integrity and, hence, enables Data Matrix to be applied to a variety of surfaces. We believe that these characteristics make Data Matrix the preferred symbology for applications in which components need to be marked directly, such as in parts identification. For example, as part of a move to a paperless manufacturing process, one of our customers, Pratt & Whitney, an aircraft engine manufacturer, is now applying two-dimensional bar codes to critical engine components. We believe that these systems will become increasingly common due to the trend toward reducing electronic component sizes and the desire to improve the traceability of each component.

     By incorporating our expertise in machine vision with our innovations in bar code technologies, we are uniquely positioned to offer integrated solutions for a variety of automation needs. We can combine our semiconductor inspection capabilities with our Data Matrix symbology to serialize semiconductor wafer chips. Collectively, these capabilities give computers the power of sight.

  MANUFACTURING

     Our manufacturing strategy is to produce internally only those components that possess a critical technology and subcontract all other components. Our production facilities are capable of fabricating and assembling total electronic and electromechanical systems and subsystems. Facilities include assembly and wiring operations that have the ability to produce intricate electronic subassemblies, as well as complex wiring harnesses.

     We manufacture products for the Semiconductor Equipment Group in Hauppauge, New York, Tucson, Arizona and New Berlin, Wisconsin. We announced plans to consolidate the manufacturing of the Vanguard products from Tucson, Arizona into Hauppauge, New York. We manufacture products for the Acuity CiMatrix division in Canton, Massachusetts, Cherry Hill, New Jersey and Weare, New Hampshire. We maintain comprehensive test and inspection programs to ensure that all systems meet exacting customer requirements for performance and quality workmanship prior to delivery.

  MARKETING AND SALES

     Our Semiconductor Equipment Group's marketing strategy focuses on cultivating long-term relationships with the leading manufacturers of electronic and semiconductor inspection and quality control equipment. Its marketing efforts rely heavily on direct sales. The selling cycle for products, generally, is between six to nine months from initial customer contact to closure. A lengthier process is often the case in the purchase of an initial unit. Subsequent purchases require less time and often result in multiple orders. Group sales activities in the domestic market are handled by direct sales personnel. The Semiconductor Equipment Group also maintains sales capabilities in both Europe and the Far East through independent sales representatives and distributors, providing access to all major markets for electronic and semiconductor test equipment. Sales and technical support offices are maintained in the Philippines and Singapore.

     The Acuity CiMatrix division markets its products through a combination of direct sales personnel, distributors and system integrators. For sales made through distributors, the Acuity CiMatrix division supports these activities with direct sales management and technical support personnel. The Acuity CiMatrix division maintains sales and technical support offices in various locations in the United States, as well as in the United Kingdom and France.

  ENGINEERING, PRODUCT DEVELOPMENT AND RESEARCH

     We believe that our engineering, product development and research functions are critical to our ability to maintain our leadership position in our current markets and to develop new products. As of September 30, 2001 we employed over 160 people who are dedicated to engineering, product development and research functions.

     Our research and development efforts over recent years have been largely devoted to continued development of advanced two-dimensional and three-dimensional vision technology and applications software for use in various inspection and process control automation. Research and development expenditures, net of capitalized software development costs, were $28.4 million, $27.0 million, and $20.5 million for the years ended September 30, 2001, 2000, and 1999, respectively. In the fiscal years ended September 30, 2001, 2000, and 1999, we capitalized $3.4 million, $4.2 million, and $4.9 million, respectively, of our software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

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

  PROPRIETARY PROTECTION

     At September 30, 2001, we owned over 100 issued U.S. patents, with expiration dates ranging from April 2002 to June 2020 and we owned more than 50 foreign patents. We also have various U.S. and foreign registered trademarks.

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

  CUSTOMERS

     Intel Corporation accounted for 10% of our revenues during the fiscal year ended September 30, 2001. No customers accounted for more than 10% of sales during the fiscal years ended September 30, 2000 and 1999.

  BOOKINGS AND BACKLOG

     We define our bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months less cancellations. For the twelve months ended September 30, 2001, bookings were $71.4 million. This compares to bookings of $229.4 million for the twelve months ended September 30, 2000. The decline in our bookings in fiscal 2001 is a reflection of reduced demand by semiconductor industry customers, coupled with a generally uncertain climate for capital equipment expenditures for all industries. As a general rule, we ship most products in the quarter in which orders are received. We may report as bookings orders for future quarters where discounts are tied to quantity purchases.

     At September 30, 2001 our backlog was $15.3 million, as compared to $36.7 million at September 30, 2000. We believe that most of our backlog at September 30, 2001 will be delivered in the next 12 months. The change in our backlog in these periods is a reflection of short-term business levels and customer lead times. Because orders in backlog are subject to cancellation or indefinite delay, we do not believe that our backlog at any particular time is necessarily indicative of our long-term future business.

  COMPETITION

     We believe that machine vision has evolved into a new industry over the past several years, in which a number of machine vision-based firms have developed successful industrial applications for the technology. We are aware that a large number of companies, estimated to be upward of 100 firms, entered the industry in the 1980's and that most of these were small private concerns. Over the last several years the number of competitors has narrowed to fewer than
25. We believe this is attributable, to a large extent, to consolidation within the industry. Our principal competitors are ICOS Vision Systems NV in semiconductor inspection, August Technology, Inc. in bumped wafer inspection, Ismeca Europe S.A. in tape and reel handlers and Cognex in machine vision. We believe that we are a significant competitor in the machine vision industry based upon the breadth of our product lines and our customer base. The pricing of our semiconductor inspection systems is somewhat higher, generally, than that of our competitors, but we do not regard this factor as a significant competitive disadvantage as customers have historically demonstrated their willingness to pay our asking prices to obtain features that are unavailable in our competitors' product offerings or result in lower cost of ownership over the life of the product.

  EMPLOYEES

     At September 30, 2001 we employed 539 persons, of whom 231 were engineering and other technical personnel. None of our employees is a member of a labor union. In connection with the sale of our material handling business as of December 15, 2001, approximately 70 of our employees became employees of SICK.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Revenues from unaffiliated customers generated by our European subsidiaries were $4.5 million, $8.2 million and $10.3 million for the years ended September 30, 2001, 2000 and 1999, respectively.

     Total revenues to customers outside the U.S. were $65.6 million, $158.2 million and $71.4 million for the years ended September 30, 2001, 2000 and 1999, respectively.

ITEM 2.  PROPERTIES

     Our executive offices, as well as our Acuity CiMatrix division, are located in a 60,000 square foot facility in Canton, Massachusetts. In connection with the sale of the material handling business as of December 15, 2001, we subleased part of the Canton facility to SICK. The Acuity CiMatrix division also maintains a 34,000 square foot engineering facility in Nashua, New Hampshire and its Northeast Robotics operations are located in a 18,000 square foot facility in Weare, New Hampshire. Auto Image ID operations are located in an 8,000 square foot facility in Cherry Hill, New Jersey. Our Electronics subdivision is located in a 65,000 square foot facility located in Hauppauge, New York. Systemation's operations are located in a 90,000 square foot facility located in New Berlin, Wisconsin and Vanguard's operations are located in a 38,000 square foot facility in Tucson, Arizona. Our Abante Automation operations are located in a 4,600 square foot facility in Quebec, Canada.

     We also maintain sales and service offices across the United States to support our various operations. The Acuity CiMatrix division has sales and service offices in the United Kingdom and France. We maintain sales and service offices in the Philippines and Singapore to support our Semiconductor Equipment group's operations.

     All of our facilities are leased, with annual rental payments of approximately $3.6 million and lease expiration dates ranging from fiscal 2002 to 2013.

ITEM 3.  LEGAL PROCEEDINGS

     A number of purported securities class actions were filed against us, Pat
V. Costa Chief Executive Officer, and Frank Edwards the former Chief Financial Officer, in Federal District Court for the District of Massachusetts in the summer of 2001. The Court consolidated these actions and appointed two lead plaintiffs. Thereafter, the lead plaintiffs filed a consolidated amended complaint, to which a response is due in early February 2002. This case remains at a preliminary stage and no discovery proceedings have taken place. We believe that these claims are without merit and intend to defend vigorously against them.

     Two of our vendors commenced legal proceedings against us in the last quarter of fiscal 2001. One of these proceedings, initiated in the Federal district court in Wisconsin, has been settled with us agreeing to make certain payments to the vendor and the vendor agreeing to make certain product deliveries to us. The second of these proceedings, initiated in Wisconsin state court, is at a preliminary stage. We intend to work with the vendor to ensure continuing deliveries in exchange for payments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(A) MARKET INFORMATION

     Our common stock is quoted on The Nasdaq National Market under the symbol ROBV. The following table sets forth the high and low closing prices for our common stock for the periods indicated:

FISCAL QUARTER ENDED                                           HIGH     LOW
--------------------                                          ------   -----
September 30, 2001..........................................  $ 2.03   $0.92
June 30, 2001...............................................    2.92    1.55
March 31, 2001..............................................    4.06    2.41
December 31, 2000...........................................    6.06    2.50
September 30, 2000..........................................   21.06    5.50
June 30, 2000...............................................   18.31    9.25
March 31, 2000..............................................   19.25    9.13
December 31, 1999...........................................    9.88    3.56

     On December 20, 2001 the closing price of our common stock was $1.01 per share.

(B) HOLDERS

     The number of holders of record of our common stock as of December 20, 2001 was approximately 3,400.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this report. The data as of September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this report. The Balance Sheet Data as of September 30, 1999, 1998 and 1997 and the Statement of Operations Data for each of the two years in the period ended September 30, 1998 have been derived from our audited financial statements, which are not contained in this Report.

                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                         -----------------------------------------------------
                                           2001        2000       1999       1998       1997
                                         ---------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues...............................  $ 107,845   $223,193   $128,230   $169,007   $169,342
Income (loss) before income taxes......  $ (84,406)  $ 10,725   $ (9,258)  $(40,505)  $  1,393
Provision for income taxes.............  $   9,220   $      3   $     --   $     --   $    745
Income (loss) before cumulative effect
  of accounting change.................  $ (93,626)  $ 10,722   $ (9,258)  $(40,505)  $    648
Cumulative effect of accounting
  change...............................  $ (10,747)  $     --   $     --   $     --   $     --
Net income (loss)......................  $(104,373)  $ 10,722   $ (9,258)  $(40,505)  $    648
Basic net income (loss) per share......  $   (2.94)  $   0.32   $  (0.38)  $  (1.65)  $   0.03
Diluted net income (loss) per share....  $   (2.94)  $   0.27   $  (0.38)  $  (1.65)  $   0.03

                                                            AT SEPTEMBER 30,
                                           ---------------------------------------------------
                                            2001       2000       1999       1998       1997
                                           -------   --------   --------   --------   --------
SELECTED BALANCE SHEET DATA:
Current assets...........................  $55,353   $143,564   $ 77,636   $ 72,227   $110,541
     Total assets........................  $87,947   $195,484   $123,201   $121,571   $139,923
Long term debt and other.................  $ 7,240   $  2,499   $  2,855   $  3,059   $  6,414
     Total liabilities...................  $47,448   $ 49,924   $ 76,106   $ 84,774   $ 64,346
Prepaid warrants.........................  $ 7,067   $  8,644   $  9,105         --         --
Stockholders' equity.....................  $33,432   $136,916   $ 37,990   $ 36,797   $ 75,577
Working capital (deficit)................  $15,145   $ 96,139   $  4,385   $ (9,488)  $ 55,159

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are involved in the development, manufacture, marketing and servicing of machine vision equipment for a variety of industries, including the global semiconductor industry. Demand for products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, our historical results of operations including the periods described herein may not be indicative of future operating results.

     During fiscal 2001, we made two acquisitions. On November 29, 2000, we acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1.85 million in cash, a twelve-month note for $1.5 million at 8% interest and recorded the net present value of future minimum payments of $0.5 million per year for five years using a discount rate of 8%. Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries. Also, on January 3, 2001, we acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1.2 million in cash and three-year notes payable at $1.86 million per year at prime rate. AIID designs, manufactures and markets products for reading direct part marks and two-dimensional bar codes. The operations of Abante and AIID prior to their acquisitions by us were not material to our statements of operations.

     During the fiscal year, we changed our method of accounting for revenue to comply with SEC Staff Accounting Bulletin No. 101 ("SAB 101"). Previously, we generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted retroactive to October 1, 2000, we now recognize revenues based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts.

     Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In those cases, installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the customer or other vendors could install the equipment and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. Revenue for products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minority portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. We provide for warranty costs at the time the related revenue is recognized. Equipment installation is typically provided by us and is generally not billed separately to the customer. Service revenue is recognized ratably over the period of the related contract. The gross profit on sales that are not recognized is recorded as deferred gross profit on the consolidated balance sheets.

     In accordance with SAB 101, the new method of accounting has not been applied retroactively to transactions that occurred prior to fiscal 2001. The cumulative effect adjustment of the change in accounting as of October 1, 2000 was a charge to operations of $10.7 million, which is included in operations for the year ended September 30, 2001. For the year ended September 30, 2001, revenues were $107.8 million. Revenue amounting to $15.2 million that was previously recognized and included in the cumulative effect adjustment at October 1, 2000 was recognized in fiscal 2001. The discussion below compares 2001 results of operations adjusted for the impact of SAB 101 to 2000 results that do not reflect the application of SAB 101.

  FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000

     For the three month period ended September 30, 2001, bookings were $15.0 million and revenues were $16.5 million. This compares to bookings of $13.5 million and revenues of $21.1 million for the three month period ended June 30, 2001 and to bookings of $47.2 million and revenues of $59.2 million for the three month period ended September 30, 2000. The decline in our bookings in the last year is a reflection of a sharp semiconductor industry slowdown, as a result of which our customers have decreased demand for our products.

     Our revenues were $107.8 million for the fiscal year ended September 30, 2001, compared to $223.2 million for the fiscal year ended September 30, 2000, a decrease of 51.7%. The lower revenues were associated with decreased shipments of semiconductor inspection and handling equipment, as well as vision reading systems sold primarily to the semiconductor industry.

     In fiscal 2001, revenues for our Semiconductor Equipment Group were $71.8 million, which represented 66.6% of total revenues, compared to $175.4 million or 78.6% of revenues in fiscal 2000. In the Semiconductor Equipment Group, revenues fell to $8.7 million for the three month period ended September 30, 2001, which compares to revenues of $11.9 million in the three month period ended June 30, 2001, $22.0 million in the three month period ended March 31, 2001, $29.2 million in the three month period ended December 31, 2000, $46.4 million in the three month period ended September 30, 2000 and $47.9 million for the three month period ended June 30, 2000. The decrease in our revenues in the fourth quarter of fiscal 2001 reflects a continued dramatic slowdown in demand from the semiconductor capital equipment industry.

     In fiscal 2001, revenues for our Acuity CiMatrix division were $36.0 million, which is 33.4% of total revenue, compared to $47.8 million or 21.4% of revenues in fiscal 2000. In the Acuity CiMatrix division revenues declined to $7.8 million for the three months ended September 30, 2001, which compares to revenues of $9.2 million in the three months ended June 30, 2001, $9.3 million in the three months ended March 31, 2001, $9.7 million in the three months ended December 31, 2000, $12.8 million in the three months ended September 30, 2000 and $13.2 million for the three months ended June 30, 2000. The continued lower level of revenues in the fourth quarter of fiscal 2001 reflects a reduction in demand for our machine vision products sold to the semiconductor industry, delays in the implementation of direct part mark reading programs and a general reluctance to commit to capital programs on the part of the industries we largely serve, including the electronics industry.

     Our gross profit margin at both divisions declined during fiscal 2001. Our gross profit percentage declined to 16.5% in fiscal 2001 as compared with 44.3% for fiscal 2000. The gross profit margin, as a percentage of revenues, for the Semiconductor Equipment Group decreased to 14.4% for fiscal 2001 as compared to 41.6% of revenues for fiscal 2000. Gross profit margin, as a percentage of revenues, decreased for the Acuity CiMatrix division to 17.7% in fiscal 2001, as compared to 50.1% for fiscal 2000. The two major reasons for the decrease include an inventory provision of $16.5 million or 15.3%, primarily charged for inventory in excess of current requirements, and a delay in reducing manufacturing infrastructure as sales volume declined. We could not foresee the severity of the downturn and we were reluctant to let go skilled people in what was then a tight labor market, so we did not severely cut staffing levels early in the fiscal year.

     In fiscal 2001, we recorded inventory provisions of $17.3 million as compared to $1.4 in fiscal 2000. Because of the significance of the losses incurred in fiscal 2001, we have reported a charge of $16.5 million as a special component of cost of revenues, representing the losses incurred primarily for excess and obsolete inventories related principally to semiconductor inspection and handling equipment and some Acuity CiMatrix products. The $16.5 million provision reflects reduced demand for products as a result of the sharp semiconductor industry downturn and the general reduction in capital spending in the industry that we serve. The remaining provision in fiscal 2001 and the inventory provision in fiscal 2000 reflect normal recurring losses resulting from excess and obsolescence. We believe that these provisions have reduced the inventories to their appropriate net realizable value. However, there can be no assurance that we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology.

     Excluding the $16.5 million inventory provision, our gross profit percentage declined to 32.0% in fiscal 2001 as compared with 44.3% for fiscal 2000. In addition, the Semiconductor Equipment Group gross profit percentage decreased to 29.4% for fiscal 2001 as compared to 41.6% of revenues for fiscal 2000. Also, the Acuity CiMatrix division gross profit percentage decreased to 31.3% for fiscal 2001 as compared to 50.1% of revenues for fiscal 2000. The reason for the decline in gross margins, excluding the inventory provisions, was the same as for the fiscal year.

     Our research and development expenses were $28.4 million, or 26.3% of revenues, in fiscal 2001, compared to $27.0 million, or 12.1% of revenues, in fiscal 2000. The higher level of expense reflects spending associated with our continued efforts to maintain our market position and ensure we have the appropriate products for our customers when demand returns.

     In our Semiconductor Equipment Group, the research and development projects included work on the new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems, as well as a new line of ball-placement equipment. At Acuity CiMatrix, we continued to invest in enhancing our two-dimensional barcode reading products and expanding our machine vision platform, Visionscape. During fiscal 2001, we capitalized $3.4 million of software development costs, in accordance with SFAS No. 86, compared to $4.2 million in fiscal 2000.

     Our selling, general and administrative expenses were $54.3 million, or 50.4% of revenues, in fiscal 2001, compared to $59.7 million, or 26.8% of revenues, in fiscal 2000. The current year's level of expenses reflects a combination of the higher level of fixed costs on a lower revenue base, which was partially offset by a lower level of variable selling expenses associated with the decrease in revenues and a portion of the cost reductions taken throughout fiscal year 2001 which are discussed below.

     In response to the lower level of revenues in fiscal 2001, we took steps to reduce our operating costs. In addition, we reviewed our long-lived assets for impairment. A summary of these restructuring costs and impairment charges are as follows:

                                             CHARGES IN                         LIABILITY AT
                                               FISCAL     AMOUNTS    AMOUNTS    SEPTEMBER 30,
                                                2001      REVERSED   INCURRED       2001
              (IN THOUSANDS)                 ----------   --------   --------   -------------
RESTRUCTURING
Severance payments to employees............   $ 3,661       $124     $ 2,620       $  917
Exit costs from facilities.................     1,572        853         359          360
Write-off of other tangible and intangible
  assets...................................       905         --         905           --
                                              -------       ----     -------       ------
Subtotal restructuring.....................     6,138        977       3,884        1,277
                                              -------       ----     -------       ------
IMPAIRMENTS
Capitalized software.......................     3,243         --       3,243           --
Purchased technologies.....................     4,160         --       4,160           --
Goodwill...................................     3,915         --       3,915           --
                                              -------       ----     -------       ------
Write-off of other tangible assets.........       857         --         857           --
                                              -------       ----     -------       ------
Subtotal impairments.......................    12,175         --      12,175           --
                                              -------       ----     -------       ------
Total......................................   $18,313       $977     $16,059       $1,277
                                              =======       ====     =======       ======

     Restructuring -- These steps included a reduction of approximately 400 employees. The terminated employees represented all functions across all operating divisions. Approximately $1.6 million was charged to restructure the European operations, including: severance; exit costs from three facilities; a write-off of facility leasehold improvement costs and the write-off of intangibles considered impaired with the closure of one of the European businesses. All charges should be paid within our fiscal year ended September 30, 2002, with the exception of exit costs from lease facilities. These exit costs include our estimated costs on non-cancellable leases. We expect to incur these exit costs over the remaining lease terms.

     Impairments -- Because of the significant decline in revenues in 2001, we reviewed our long-lived assets, including capitalized software, purchased technologies and goodwill for impairment. To evaluate and measure the impairment of capitalized software we considered the estimated future gross revenues reduced by estimated future costs, including costs of performing maintenance and customer support. To evaluate the impairment of purchased technologies and goodwill, we compared the carrying amount to estimated undiscounted net future cash flows. If an impairment was indicated, the amount was measured as the excess of the carrying amount over the fair market value of the asset, which we estimated using a discounted cash flow model.

     Net interest expense was $1.2 million for fiscal 2001, compared to net interest expense of $1.4 million for fiscal 2000. The reason for the decline in interest expense relates to the levels of invested cash balances in fiscal 2001 compared to fiscal 2000, partially offset by interest expense on new acquisition debt. We had $2.3 million of borrowings on our line of credit at the end of fiscal 2001.

     Based on the current year's losses and the inability to project a return to profitability until there is a sustained upturn in the semiconductor capital equipment sector, we have recorded $9.2 million of additional valuation allowance and a corresponding tax expense in fiscal 2001. The tax provision in fiscal 2000 reflected minimum federal income taxes, offset by a change in our deferred tax asset.

     In fiscal 2001, we had a net loss of $104.4 million, or a loss of $2.94 per share. For fiscal 2000, we had net income of $10.7 million, or $0.27 per diluted share

  FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

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

     Our research and development expenses were $27.0 million, or 12.1% of revenues, in fiscal 2000, compared to $20.5 million, or 16.0% of revenues, in fiscal 1999. The higher level of expense dollars reflects spending associated with our continued efforts to invest in new product development. In our Semiconductor Equipment Group, the projects included work on the new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems, as well as a new line of ball-placement equipment. At Acuity CiMatrix, we continued to invest in enhancing our 1-D and 2-D barcode reading products and expanding our new machine vision platform, Visionscape. During fiscal 2000, we capitalized $4.2 million of software development costs, in accordance with SFAS No. 86, compared to $4.9 million in fiscal 1999.

     Our selling, general and administrative expenses were $59.7 million, or 26.8% of revenues, in fiscal 2000, compared to $44.6 million, or 34.8% of revenues, in fiscal 1999. The higher level of expense reflects a combination of higher variable selling expenses associated with the increase in revenues, including commissions, as well as increased marketing, salaries and related expenses.

     In fiscal 1999, severance and other charges was $0.3 million, primarily related to reductions in personnel, particularly in Europe.

     In fiscal 1999, we sold our Aircraft Safety division to a subsidiary of B.F. Goodrich for $4.05 million in cash. We no longer considered this technology a key component of our product portfolio or future strategic direction. We sold certain inventory, equipment and intellectual property in the transaction, resulting in a gain of $3.0 million. Proceeds from the sale were used for working capital requirements and to repay $2.0 million of outstanding bank debt.

     Net interest expense was $1.4 million in fiscal 2000 compared to net interest expense of $3.6 million in fiscal 1999. In the second quarter of fiscal 2000, proceeds from our secondary offering were used to repay $35.3 million of bank debt, resulting in net interest income of $0.3 million for the second half offset by net interest expense of $1.7 million for the first half of fiscal 2000.

     The tax provision for fiscal 2000 reflected minimal income taxes from utilizing our net operating loss carryforwards. There was no tax provision in fiscal 1999, due to the loss in the period.

     For fiscal 2000, we had net income of $10.7 million, or $0.27 per diluted share. In fiscal 1999, we had a net loss of $9.3 million, or a loss of $0.38 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance decreased $19.4 million, to $3.6 million, in fiscal 2001, as a result of $12.6 million of net cash used in operating activities, $8.8 million of net cash used in investing activities and $2.0 million of net cash provided by financing activities.

     The $12.6 million of net cash used in operating activities was primarily a result of the $104.4 million loss in fiscal 2001, which represented a loss of $39.1 million before deferred taxes, depreciation and amortization, the inventory provisions, the cumulative effect of accounting changes, the impairment charges and the in-process research and development charge. This $39.1 million loss was partially offset by net reductions in operating assets and liabilities of $26.5 million, due to the receivable reduction of $49.8 million, offset primarily by the reductions in accounts payable, accrued expenses and deferred gross profit of $26.1 million.

     Additions to plant and equipment were $2.3 million in fiscal 2001, as compared to $9.6 million in fiscal 2000. The capitalized software development costs for fiscal 2001 were $3.4 million as compared with $4.2 million in fiscal 2000. We also completed the purchase of Abante Automation, Inc. and Auto Image ID, Inc. in the year ended September 30, 2001 and paid an aggregate of $3.1 million in cash at the closings.

     In fiscal 2000, we entered into a three year $35 million revolving credit agreement with a domestic bank. This agreement allowed for borrowings of up to 85% of eligible domestic receivables plus up to $10 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories. At June 30, 2001, we were in technical non-compliance with certain covenants of the credit agreement, but we had no outstanding borrowings under the agreement. An amendment to this agreement in the fourth quarter of fiscal 2001 reduced the line of credit to $10 million, allowing for borrowings based on levels of eligible receivables and inventory and formally waived the technical non-compliance and established revised covenants to better reflect current circumstances.

     At September 30, 2001, we were not in compliance with the covenants associated with the amended credit facility . On December 19, 2001, we amended the terms of this credit facility, obtained a waiver of the noncompliance that existed at September 30, 2001 and modified the financial covenants.

     On November 21, 2001, a $1.5 million note issued to the former shareholders of Abante Automation came due together with 8% interest thereon from November 29, 2000. On the same date, the first of five annual earn-out payments also became due, in the amount of $500,000. On the due date, we paid the interest, $250,000 of note principal, and $112,247 of the earn-out payment. We are currently engaged in negotiations with Abante's former principals with a view to paying the balance of the sums originally due on November 21, 2001 in installments from February 2002 through the first quarter of fiscal 2003.

     As of December 15, 2001, we sold our material handling business to SICK for approximately $11.5 million which includes the right to receive $500,000 following the expiration of a 16 month holdback to protect the purchaser against the possibility of non-disclosed liabilities. In addition to these cash proceeds, management continues to implement plans intended to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. Additionally, we have entered into a letter of intent under which we would dispose of a second product line. We expect to close this transaction no later than March 31, 2002. The revenues and net operating results for this operation were not material to us in fiscal 2001. We are also considering a number of new debt or equity financing alternatives.

     Management believes that through a combination of proceeds from the material handling sale, the credit facility, the proceeds from the disposition of a second product line, additional debt/equity financing and cash flows from operations, we will have sufficient liquidity through at least September 30, 2002 to fund our cash requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

     Business Combinations -- In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 also requires that we complete a transitional goodwill impairment test six months from the date of adoption of SFAS No. 142. We are required to adopt SFAS No. 142 on October 1, 2002. We are currently assessing, but we have not yet determined, the impact of SFAS No. 142 on our financial position and results of operations.

     Impairments -- In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121. The new statement establishes a single accounting model for long-lived assets to be disposed of by sale. Under its provisions, which apply to both continuing and discontinued operations, companies must measure long-lived assets at the lower of fair value, less cost to sell, or the carrying amount. As a result, amounts reported as discontinued operations should no longer be reported at net realizable value or include any losses that have not yet occurred. We are required to adopt SFAS No. 144 on October 1, 2002. We are currently assessing, but we have not yet determined, the impact of SFAS No. 144 on our financial position and results of operations.

EFFECT OF INFLATION

     We believe that the effect of inflation has not been material during the years ended September 30, 2001, 2000 and 1999.

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

     Our bookings levels decreased each quarter from the third quarter of fiscal 2000 when they were $61.5 million through the third quarter of fiscal 2001 when they were $13.5 million. Our decline in this one year period was greater than 75%. This decline mirrors the steep decline in the industry, where reports are that bookings rates are down 91% for manufacturers of test, assembly, and packaging. At December 2001, there was no consensus among industry analysts or research organizations as to how long the current downturn will continue before a period of renewed growth.

     Consistent between the current downturn and the fiscal years 1998 and 1999 downturn, our revenue and operating results declined as a result of a sudden and severe downturn in the semiconductor industry. Downturns in the semiconductor capital equipment industry have been characterized by diminished product demand, excess production capacity and accelerated erosion of selling prices. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our product during these downturns, and we have experienced similar delays and declines in this downturn. Additionally, as a capital equipment provider, our revenues are driven by the spending patterns of our customers who often delay expenditures or cancel orders in reaction to variations in their businesses. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses quickly in response to severe revenue shortfalls. In a contraction, we may not be able to reduce our significant fixed costs, such as our infrastructure and our continued investment in research and development.

     During a downturn, we may experience delays in collecting receivables, which may impose constraints on our working capital. In addition, a downturn in industry demand for our products may place us in a position of excessive inventories, which would further constrain cash flow. By way of illustration, we were compelled to reduce our inventory carrying value by approximately $16.5 million and $16.6 million during fiscal 2001 and 1998, respectively, as a consequence of an unexpected industry downturn.

  OUR RETURN TO SUSTAINED PROFITABILITY CANNOT BE ASSURED

     We incurred net losses of $104.4 million, $9.3 million and $40.5 million for the fiscal years 2001, 1999 and 1998, respectively, primarily attributable to the worldwide downturn in demand for semiconductor capital equipment. Our ability to sustain profitable operations will depend upon our ability to increase quarterly revenue levels or make further reductions in our costs. There can be no assurance that we will reduce our costs sufficiently in anticipation of declines in demand to return to profitability.

  THE MARKET FOR SEMICONDUCTOR CAPITAL EQUIPMENT IS HIGHLY CONCENTRATED

     The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of purchases of semiconductor capital equipment. Sales to our ten largest customers accounted for 30.0%, 40.6% and 33.3% of total revenues in fiscal years ended September 30, 2001, 2000 and 1999, respectively. Intel Corporation accounted for 10% of our revenues in fiscal year 2001. No single customer accounted for more than 10% of revenues in fiscal years ended September 30, 2000 and 1999. A loss of or decrease in purchases by one of these customers could materially and adversely affect our sales and operating results.

 ECONOMIC DIFFICULTIES ENCOUNTERED BY CERTAIN OF OUR FOREIGN CUSTOMERS HAVE RESULTED IN ORDER CANCELLATIONS AND REDUCED COLLECTIONS OF OUTSTANDING RECEIVABLES

     International sales, primarily to Asia and Western Europe, accounted for approximately 61%, 71% and 56% of our revenues for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. In particular, sales to Taiwan, Korea and other Asian countries accounted for approximately 51%, 61% and 41% of our revenues for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. While our sales in Asia are generally denominated in U.S. dollars, our international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions, duties and other political and economic factors. By way of illustration, the Asian economic crisis in 1998 led to significant order cancellations from customers in Taiwan, Korea, Malaysia and the Philippines as currency devaluations prevented these customers from acquiring U.S. dollars at favorable exchange rates, thereby adversely affecting both our revenue and profitability.

 DEVELOPMENT OF OUR PRODUCTS REQUIRES SIGNIFICANT LEAD-TIME AND WE MAY FAIL TO CORRECTLY ANTICIPATE THE TECHNICAL NEEDS OF OUR MARKETS

     We must anticipate industry trends and develop products in advance of the commercialization of semiconductor capital equipment. We are required to make capital investments to develop new products before our customers commercially accept them. In addition, if we are not successful in developing enhancements or new generations of products, we may not be able to recover the costs of these investments or may incur significant losses. If we are not able to develop new products, which meet the needs of our markets, our competitive position in our industries may be diminished and our relationships with our customers may be impaired.

 INADEQUATE CASH FLOW AND RESTRICTIONS IN OUR BANKING ARRANGEMENTS MAY IMPEDE OUR PRODUCTION AND PREVENT US FROM INVESTING SUFFICIENT FUNDS IN RESEARCH AND DEVELOPMENT

     The markets for our products are extremely competitive. Our near-term competitive position is dependent upon our ability to satisfy orders received in a timely manner. To do so, we need access to capital to rapidly increase our production capabilities. Maintaining our long-term competitive position will require our continued investment in research and product development. Our ability to make such an investment may be limited by our cash flow availability and by our need to comply with covenants in our banking arrangements that may limit our production, research and product development expenditures.

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

  THE LARGE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

     As of September 30, 2001, we had outstanding 4.6 million shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $4.61 per share; and a total of 14.7 million warrants outstanding, with substantially all of these warrants having an exercise price of $0.86 to $4.04 per share.

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

  OUR STOCK PRICE IS VOLATILE

     During the twelve month period ended September 30, 2001 the closing price of our common stock has ranged from a low of $0.92 to a high of $6.06. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Financial instruments that potentially subject us to concentrations of credit-risk consist principally of cash equivalents and trade receivables. We place our cash equivalents with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our trade receivables result primarily from sales to semiconductors manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are denominated in U.S. dollars, mostly from major corporations or distributors or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

     We believe that our exposure to currency exchange fluctuation risk is insignificant because the operations of our international subsidiaries are immaterial. Sales of our U.S. divisions to foreign customers are primarily U.S. dollar denominated. During fiscal 2001, we did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of foreign currency sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

     We estimate the fair value of our notes payable and long-term liabilities based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value. The fair value of the shares into which the prepaid warrants was exercisable at September 30, 2001 was approximately $10.7 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Item 14(a)(i) herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

        (i)   Financial Statements.

              Independent Auditors' Report

              Consolidated Balance Sheets at September 30, 2001 and September 30, 2000

              Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999

              Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2001, 2000 and 1999

              Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2001, 2000 and 1999

              Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999

              Notes to Consolidated Financial Statements

        (ii)  Financial Statement Schedule.

              Schedule II -- Valuation and Qualifying Accounts

        (iii) Exhibits.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
    2.1  Purchase and Sales Agreement By and Among Robotic Vision
         Systems, Inc. and RVSI Europe Ltd. Sellers and Sick, Inc.
         and Erwin Sick Ltd. Buyers Dated as of December 18, 2001
    3.1  Registrant's Restated Certificate of Incorporation(1)
    3.2  Amendments to Registrant's Restated Certificate of
         Incorporation(2)
    3.3  Registrant's Bylaws, as amended(3)
    4.1  Rights Agreement, dated as of May 14, 1998, between
         Registrant and American Stock Transfer & Trust Company(3)
    4.2  Form of Prepaid Warrant(4)
   10.1  Securities Purchase Agreement dated as of February 18, 1999 among Registrant and the purchasers parties thereto(4)
   10.2  Securities Purchase Agreement dated as of July 19, 1999 among Registrant and the purchasers parties thereto(5)
   10.3  Asset Purchase Agreement, dated November 16, 1998 between
         Registrant and Rosemount Aerospace, Inc.(6)

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
   10.4  License Agreement, dated December 4, 1999, between
         Registrant and Rosemount Aerospace, Inc.(6)
   10.5  License Agreement, dated December 4, 1999, between
         Registrant and Rosemount Aerospace, Inc.(6)
   10.6  Asset Purchase Agreement dated as of November 10, 1999 between Registrant and Polaroid Corporation(7)
   10.7  Revolving Credit and Security Agreement, dated April 28,
         2000 between PNC Bank, National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries
         (as borrower) and other lenders identified therein.(8)
   10.8  First Amendment to the Revolving Credit and Security
         Agreement, dated September 10, 2001 between PNC Bank,
         National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries (as borrower).
   10.9  Second Amendment and Restated Revolving Credit Note, dated
         September 10, 2001 between PNC Bank, National Association
         (as lender and agent), Registrant and certain of
         Registrant's subsidiaries (as borrower).
   10.10 Second Amendment to the Revolving Credit and Security
         Agreement, dated December 19, 2001 between PNC Bank,
         National Association (as lender and agent), Registrant (as borrower).
   21    Subsidiaries of Registrant
   23    Independent Auditors' Consent of Deloitte & Touche LLP

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

(8) Filed as an exhibit to Registrant's Current Report on Form 10-Q dated May 20, 1998.

     (b) Reports on Form 8-K:

     None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Robotic Vision Systems, Inc.
Canton, Massachusetts

     We have audited the accompanying consolidated balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Robotic Vision Systems, Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations, and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of revenue recognition to conform to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 30, 2001
(December 19, 2001 as to the fourth paragraph of Note 1)

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   PER SHARE)
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   3,554   $  22,947
  Accounts receivable, net..................................     14,866      64,520
  Inventories, net..........................................     34,765      52,801
  Prepaid expenses and other current assets.................      2,168       3,296
                                                              ---------   ---------
     Total current assets...................................     55,353     143,564
  Plant and equipment, net..................................     10,393      16,095
  Deferred income taxes.....................................         --       9,220
  Goodwill, net of accumulated amortization of $2,799 and
     $2,023.................................................      4,265       4,992
  Software development costs, net...........................      9,944      14,188
Intangibles and other long-term assets......................      7,992       7,425
                                                              ---------   ---------
                                                              $  87,947   $ 195,484
                                                              =========   =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility.................................  $   2,385   $      --
  Notes payable and current portion of long-term debt.......      4,259         236
  Accounts payable..........................................     13,694      30,546
  Accrued expenses and other current liabilities............     17,401      16,643
  Deferred gross profit.....................................      2,469          --
                                                              ---------   ---------
     Total current liabilities..............................     40,208      47,425
  Long-term debt............................................      7,240       2,499
                                                              ---------   ---------
     Total liabilities......................................     47,448      49,924
  Commitments and contingencies (Note 9)
  Prepaid warrants..........................................      7,067       8,644
  Stockholders' Equity:
  Common stock, $0.01 par value; shares authorized, 75,000
     shares; issued and outstanding, 2001 -- 35,960 and
     2000 -- 35,270.........................................        360         353
  Additional paid-in capital................................    270,564     268,967
  Accumulated deficit.......................................   (236,810)   (131,733)
  Accumulated other comprehensive loss......................       (682)       (671)
                                                              ---------   ---------
     Total stockholders' equity.............................     33,432     136,916
                                                              ---------   ---------
                                                              $  87,947   $ 195,484
                                                              =========   =========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                2001        2000       1999
                                                              ---------   --------   --------
                                                                   (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues....................................................  $ 107,845   $223,193   $128,230
Cost of revenues............................................     73,513    124,354     71,526
Inventory provisions........................................     16,500         --         --
                                                              ---------   --------   --------
Gross profit................................................     17,832     98,839     56,704
                                                              ---------   --------   --------
Operating costs and expenses:
Research and development expenses...........................     28,352     26,965     20,533
Selling, general and administrative expenses................     54,320     59,716     44,599
Severance and other charges.................................     17,336         --        255
In-process research and development.........................      1,050         --         --
                                                              ---------   --------   --------
Income (loss) from operations...............................    (83,226)    12,158     (8,683)
Gain on sale of assets......................................         --         --      2,985
Interest expense............................................     (1,622)    (2,443)    (3,959)
Interest income.............................................        442      1,010        399
                                                              ---------   --------   --------
Income (loss) before income taxes...........................    (84,406)    10,725     (9,258)
Provision for income taxes..................................      9,220          3         --
                                                              ---------   --------   --------
Income (loss) before cumulative effect of accounting
  change....................................................    (93,626)    10,722     (9,258)
Cumulative effect of accounting change......................    (10,747)        --         --
                                                              ---------   --------   --------
Net income (loss)...........................................  $(104,373)  $ 10,722   $ (9,258)
                                                              =========   ========   ========
Net income (loss) per share:
Income (loss) before cumulative effect of accounting change
  Basic.....................................................  $   (2.64)  $   0.32   $  (0.38)
  Diluted...................................................  $   (2.64)  $   0.27   $  (0.38)
Cumulative effect of accounting change:
  Basic.....................................................  $   (0.30)        --         --
  Diluted...................................................  $   (0.30)        --         --
Net income (loss)
  Basic.....................................................  $   (2.94)  $   0.32   $  (0.38)
  Diluted...................................................  $   (2.94)  $   0.27   $  (0.38)
Weighted average shares:
  Basic.....................................................     35,683     31,431     25,669
  Diluted...................................................     35,683     39,804     25,669

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                   ACCUMULATED
                                     COMMON STOCK                                     OTHER
                                  ------------------   ADDITIONAL                 COMPREHENSIVE       TOTAL
                                   NUMBER               PAID-IN     ACCUMULATED      INCOME       STOCKHOLDERS'
                                  OF SHARES   AMOUNT    CAPITAL       DEFICIT        (LOSS)          EQUITY
                                  ---------   ------   ----------   -----------   -------------   -------------
                                                                 (IN THOUSANDS)
BALANCE, OCTOBER 1, 1998........   24,870      $249     $168,493     $(131,962)       $  17         $  36,797
Shares issued in connection with
  the exercise of stock options
  and warrants..................      111         1          168            --           --               169
Shares issued in connection with
  private placement, net of
  offering costs................    2,373        24        5,807            --           --             5,831
Warrants issued in connection
  with private placement, net of
  offering costs................       --        --        4,898            --           --             4,898
Warrants issued for professional
  services......................       --        --          100            --           --               100
Amortization of warrant
  premium.......................       --        --           --          (463)          --              (463)
Translation adjustment..........       --        --           --            --          (84)              (84)
Net loss........................       --        --           --        (9,258)          --            (9,258)
                                   ------      ----     --------     ---------        -----         ---------
BALANCE, SEPTEMBER 30, 1999.....   27,354       274      179,466      (141,683)         (67)           37,990
Shares issued in connection with
  public offering, net of
  offering costs................    5,750        57       79,068            --           --            79,125
Shares issued in connection with
  the conversion of subordinated
  note payable..................      258         3        2,064            --           --             2,067
Shares issued in connection with
  the exercise of stock options
  and warrants..................    1,908        19        8,269            --           --             8,288
Warrants issued for professional
  services......................       --        --          100            --           --               100
Amortization of warrant
  premium.......................       --        --           --          (772)          --              (772)
Translation adjustment..........       --        --           --            --         (604)             (604)
Net income......................       --        --           --        10,722           --            10,722
                                   ------      ----     --------     ---------        -----         ---------
BALANCE, SEPTEMBER 30, 2000.....   35,270       353      268,967      (131,733)        (671)          136,916
Shares issued in connection with
  the exercise of stock options
  and warrants..................      690         7        1,597            --           --             1,604
Amortization of warrant
  premium.......................       --        --           --          (704)          --              (704)
Translation adjustment..........       --        --           --            --          (11)              (11)
Net loss........................       --        --           --      (104,373)          --          (104,373)
                                   ------      ----     --------     ---------        -----         ---------
BALANCE, SEPTEMBER 30, 2001.....   35,960      $360     $270,564     $(236,810)       $(682)        $  33,432
                                   ======      ====     ========     =========        =====         =========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                2001       2000      1999
                                                              ---------   -------   -------
                                                                     (IN THOUSANDS)
Net income (loss)...........................................  $(104,373)  $10,722   $(9,258)
Foreign currency translation adjustment.....................        (11)     (604)      (84)
                                                              ---------   -------   -------
Comprehensive income (loss).................................  $(104,384)  $10,118   $(9,342)
                                                              =========   =======   =======

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                2001        2000      1999
                                                              ---------   --------   -------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...........................................  $(104,373)  $ 10,722   $(9,258)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Deferred income taxes.....................................      9,220       (400)       --
  Depreciation and amortization.............................     14,883     11,038    10,771
  Inventory provisions......................................     16,500         --        --
  Cumulative effect of accounting change....................     10,747         --        --
  Impairment charges (including non-cash restructuring).....     12,885         --        --
  In-process research and development.......................      1,050         --        --
  Gain on sale of assets....................................         --         --    (2,985)
  Changes in operating assets and liabilities:
     Accounts receivable....................................     49,772    (27,018)   (5,135)
     Inventories............................................      1,947    (20,248)    3,660
     Prepaid expense and other current assets...............      1,528     (2,008)      (62)
     Other assets...........................................       (692)    (1,179)      (57)
     Accounts payable.......................................    (17,317)     9,453      (295)
     Deferred gross profit..................................     (8,278)        --        --
     Accrued expenses and other current liabilities.........       (456)    (1,582)   (6,221)
                                                              ---------   --------   -------
       Net cash used in operating activities................    (12,584)   (21,222)   (9,582)
                                                              ---------   --------   -------
INVESTING ACTIVITIES:
Additions to plant and equipment, net.......................     (2,285)    (9,602)   (2,885)
Cash paid for acquisitions, net of cash acquired............     (3,125)        --        --
Additions to software development costs.....................     (3,409)    (4,211)   (4,927)
Proceeds from sale of assets................................         --         --     4,229
                                                              ---------   --------   -------
       Net cash used in investing activities................     (8,819)   (13,813)   (3,583)
                                                              ---------   --------   -------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants
  (less offering costs).....................................         --     79,192    19,372
Proceeds from exercise of stock options and warrants........         26      8,288       168
Net proceeds from (payments of) revolving credit facility...      2,385    (35,325)   (2,175)
Net proceeds from (payments of) borrowings..................       (420)      (422)     (440)
                                                              ---------   --------   -------
       Net cash provided by financing activities............      1,991     51,733    16,925
                                                              ---------   --------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................         19        (44)      112
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (19,393)    16,654     3,872
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................     22,947      6,293     2,421
                                                              ---------   --------   -------
  End of year...............................................  $   3,554   $ 22,947   $ 6,293
                                                              ---------   --------   -------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $     446   $  3,353   $ 2,937
                                                              ---------   --------   -------
Income taxes paid...........................................  $      --   $    408   $    --
                                                              ---------   --------   -------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of subordinated notes payable in connection with
  acquisitions..............................................  $   9,185   $  2,000        --
                                                              =========   ========   =======
Conversion of subordinated note payable and accrued interest
  into common stock.........................................  $      --   $ (2,067)       --
                                                              =========   ========   =======
Cashless exercise of prepared warrants for 682 shares of
  common
  stock.....................................................  $   1,577   $     --   $    --
                                                              =========   ========   =======

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     a. Description of Business -- Robotic Vision Systems, Inc. ("RVSI") and subsidiaries (the "Company") designs, manufactures, markets and sells automated two dimensional ("2-D") and three dimensional ("3-D") machine vision based products and systems for inspection, measurement and identification, and is a leader in advanced electro-optical sensor technology.

     b. Operations -- As shown in the consolidated financial statements, the Company incurred a net loss of $104,373 for the fiscal year ended September 30, 2001 and used $12,584 of cash in operations during that same period. At September 30, 2001, the Company was not in compliance with the covenants associated with the revolving credit facility (see Note 7). These results are primarily attributable to the worldwide downturn in demand for semiconductor capital equipment.

     Throughout fiscal 2001, management took a series of steps to reduce operating expenses and to restructure operations, which consisted primarily of reductions in headcount and exit costs from facilities, in response to this downturn (see Note 14).

     Management continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. The Company is also considering a number of new debt or equity financing alternatives as well as the disposition of certain lines of business that are no longer considered to be consistent with the Company's long-term strategies. As discussed in Note 16, the Company sold the one-dimensional material handling business ("material handling business") as of December 15, 2001; the net proceeds from the disposition of the business were approximately $10,500. The Company has a letter of intent to sell a second product line, and expects the transaction to close no later than March 31, 2002. The revenues and net operating results for the second product line were not material to the Company in fiscal 2001. On December 19, 2001, the Company amended the terms of its revolving credit facility and obtained a waiver of the noncompliance that existed at September 30, 2001.

     Management believes that through a combination of proceeds from the sale of the material handling business, the credit facility, the disposition of the second product line, additional debt/equity financing and cash flows from operations, the Company will have sufficient liquidity through at least September 30, 2002 to fund its cash requirements.

     c. Principles of Consolidation -- The consolidated financial statements include the financial statements of RVSI and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

     d.  Revenues, Cost of Revenues and Cumulative Effect of Accounting
Change -- In fiscal year 2001, the Company changed its method of accounting for revenue on certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Previously, the Company generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted retroactive as of October 1, 2000, the Company now recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts.

     Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In those cases, installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. Revenue for products that have not previously satisfied customer acceptance requirements are recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minor portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. The Company provides for warranty costs at the time the related revenue is recognized. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. Service revenue is recognized ratably over the period of the related contract. The gross profit on sales that are not recognized is recorded as deferred gross profit in the consolidated balance sheet.

     The cumulative effect of the change as of October 1, 2000 resulted in a charge to operations of $10,747, which is included in the Consolidated Statement of Operations for the year ended September 30, 2001. The effect of the change on year ended September 30, 2001 was to increase revenues by $15,197 and to reduce the loss before the cumulative effect of the accounting change by $8,107. The Company believes that if SAB No. 101 had been applied to the fiscal 2000 results of operations, the effect would have been to decrease revenues by approximately $19,801 and operating income by approximately $10,747 for the year ended September 30, 2000.

     e. Cash and Cash Equivalents -- Cash and cash equivalents includes money market accounts and certain debt securities issued by the United States government purchased with an original maturity of three months or less.

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

     h. Intangible Assets -- Goodwill is being amortized over the expected useful life of the related investment, ranging from 7 to 15 years; a technology license, other purchased technology and non-competition agreement are being amortized over the term of the agreements or expected life of the technology, ranging from 5 years to 10 years. The Company reviews its long-lived assets, including goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows. An impairment loss is measured as the amount of the excess of the carrying value over the fair market value of the asset. See discussion of impairments recorded in fiscal 2001 in Note 14.

     i. Software Development Costs -- Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized only to the extent of costs of producing product masters subsequent to the establishment of their technological feasibility and capitalization ends when the product is available for general release to customers. Capitalized software development costs are amortized over the estimated useful lives (generally five years) on a straight-line basis or the ratio of current revenues to total expected revenues in a product's expected life, if greater. Amortization begins in the period in which the related product is available for general release to customers. The Company reviews the unamortized capitalized costs of its underlying products compared to the net realizable value of these products. An impairment loss is recorded in an amount by which the unamortized capitalized costs of a computer software product exceeds the net realizable value of that asset. Certain software development costs

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES totaling $3,409, $4,211 and $4,927 have been capitalized during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Amortization expense relating to software development costs for the fiscal years ended September 30, 2001, 2000, and 1999 was $4,409, $3,987 and $2,775, respectively. See discussion of impairments recorded in fiscal 2001 in Note 14.

     j. Research and Development Costs -- The Company charges research and development costs for Company-funded projects to operations as incurred.

     k. Income Taxes -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against assets that are not likely to be recognized.

     l. Foreign Currency Translation -- Assets and liabilities of RVSI's European subsidiaries are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate for the year. The resulting translation adjustments are excluded from operations and accumulated as a separate component of stockholders' equity.

     m. Net Income (Loss) Per Share -- Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each year. Diluted net income per common share reflects the effect of the Company's outstanding options and warrants (using the treasury stock method), except where such options would be anti-dilutive.

     n. Fair Value of Financial Instruments -- The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          a) Receivables -- The carrying amount approximates fair value because of the short maturity of these instruments.

          b) Debt -- The carrying amounts approximate fair value based on borrowing rates currently available to the Company for loans with similar terms.

          c) Prepaid warrant -- At September 30, 2001 and 2000, the value of the common shares which would result from full exercise of the prepaid warrants was approximately $10,682 and $16,583, respectively.

     o. Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     p. Concentrations of credit risk -- Financial instruments that potentially subject the Company to concentrations of credit-risk consist principally of cash equivalents and trade receivables. Cash equivalents are placed with high-quality financial institutions, which limits the amount of credit exposure to any one institution, and the Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Trade receivables result primarily from sales to semiconductors manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are mostly from major corporations or distributors or are supported by letters of credit.

     q. Equity-based compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted by SFAS No. 123, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

     r. Reclassifications -- Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

     s.  Recent Accounting Pronouncements --

          Derivative Financial Instruments -- The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective October 1, 2000 and there was no material impact on the Company's consolidated financial position, results of operations or cash flows.

          Business Combinations -- In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption of SFAS No.
     142. The Company is required to adopt SFAS No. 142 on October 1, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

          Impairments -- In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121. The new statement establishes a single accounting model for long-lived assets to be disposed of by sale. Under its provisions, which apply to both continuing and discontinued operations, companies must measure long-lived assets at the lower of fair value, less cost to sell, or the carrying amount. As a result, amounts reported as discontinued operations should no longer be reported at net realizable value or include any losses that have not yet occurred. The Company is required to adopt SFAS 144 on October 1, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

2.  ACCOUNTS RECEIVABLE

     Accounts receivable at September 30, 2001 and 2000 consisted of the following:

                                                               2001      2000
                                                              -------   -------
Total accounts receivable...................................  $16,793   $65,954
Less allowance for doubtful accounts receivable.............   (1,927)   (1,434)
                                                              -------   -------
Accounts receivables, net...................................  $14,866   $64,520
                                                              -------   -------

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

3.  INVENTORIES

     Inventories at September 30, 2001 and 2000 consisted of the following:

                                                               2001      2000
                                                              -------   -------
Raw materials...............................................  $18,640   $28,573
Work in process.............................................    4,968    11,943
Finished goods..............................................   11,157    12,285
                                                              -------   -------
     Total..................................................  $34,765   $52,801
                                                              =======   =======

     Finished goods inventory includes $1,701 and $2,772 on consignment at September 30, 2001, and September 30, 2000, respectively.

     During the fiscal years ended September 30, 2001, 2000 and 1999, the Company recorded inventory provisions totaling $17,326, $1,425 and $622, respectively. Because of the significance of the provisions recorded in fiscal 2001, the Company has reported a charge of $16,500 as a special component of cost of revenues, representing the inventory losses incurred as a result of the sharp decline in demand in the semiconductor industry and the general reduction in capital spending in the industries the Company serves. The remaining inventory provision in fiscal 2001 and the inventory provisions in fiscal 2000 and 1999 reflect normal recurring losses resulting from excess and obsolescence. Management believes that these provisions have reduced inventories to their appropriate net realizable value.

4.  INCOME TAXES

     The components of income (loss) before income tax provision (benefit), for the fiscal years ended September 30, 2001, 2000 and 1999 are as follows:

                                                           2001      2000      1999
                                                         --------   -------   -------
Domestic...............................................  $(74,930)  $13,080   $(7,496)
Foreign................................................    (9,476)   (2,355)   (1,762)
                                                         --------   -------   -------
     Total.............................................  $(84,406)  $10,725   $(9,258)
                                                         ========   =======   =======

     The income tax provision (benefit) for the fiscal years ended September 30, 2001, 2000 and 1999 consisted of the following:

                                                           2001      2000      1999
                                                         --------   -------   -------
Current:
  Federal..............................................  $     --   $   303   $    --
  State................................................        --       100        --
  Foreign..............................................        --        --        --
                                                         --------   -------   -------
                                                         $     --   $   403   $    --
                                                         --------   -------   -------
Deferred:
  Federal..............................................   (31,107)    4,792    (4,042
  State................................................    (2,367)      562      (476)
  Change in valuation allowance........................    42,694    (5,754)    4,518
                                                         --------   -------   -------
                                                            9,220      (400)       --
                                                         --------   -------   -------
     Total.............................................  $  9,220   $     3   $    --
                                                         ========   =======   =======

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The income tax benefits related to the exercise of stock options reduces taxes currently payable or increases net deferred tax assets, and is credited to additional paid-in capital.

     A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the fiscal years ended September 30, 2001, 2000 and 1999 is as follows:

                                                              2001    2000    1999
                                                              -----   -----   -----
U.S. Federal statutory rate.................................  (34.0)%  34.0%  (34.0)%
Increases (reductions) due to:
State taxes -- net of Federal tax benefit...................   (4.0)    4.0    (4.0)
Change in valuation allowance...............................   47.8      --    34.0
Utilization of net operating loss carryforwards.............     --   (40.7)     --
Other -- net................................................    1.1     2.7     4.0
                                                              -----   -----   -----
     Total..................................................   10.9%    0.0%    0.0%
                                                              =====   =====   =====

     The net deferred tax asset at September 30, 2001 and 2000 is comprised of the following:

                                                                2001       2000
                                                              --------   --------
DEFERRED TAX ASSETS (LIABILITIES):
Net operating loss carryforwards............................  $ 55,708   $ 30,547
Tax credit carryforwards....................................     1,925      2,200
Accrued liabilities.........................................     2,125      1,527
Deferred revenue............................................     1,223         --
Inventories.................................................     8,972      4,332
Receivables.................................................       795        530
Property and equipment......................................       548        656
Software development costs..................................    (3,631)    (3,836)
Intangible assets...........................................     1,735         --
Other.......................................................        37          7
                                                              --------   --------
                                                                69,437     35,963
Less valuation allowance....................................   (69,437)   (26,743)
                                                              --------   --------
     Total..................................................  $     --   $  9,220
                                                              ========   ========

     As of September 30, 2001, the Company had U.S. Federal net operating loss carryforwards of approximately $149,000 of which $14,300 are subject to annual limitations because of changes in ownership, as defined in the Internal Revenue Code. Such loss carryforwards expire in the fiscal years 2002 through 2014. The utilization of the carryforwards to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods. The Company has recorded a valuation allowance to reduce the net deferred tax asset to an amount that management believes is more likely than not to be realized. The change in the valuation allowance in fiscal 2000 relates primarily to the utilization of net operating losses against fiscal 2000 taxable income. The change in the valuation allowance in 2001 is attributable to the significant operating loss incurred in 2001 and the provision of a valuation allowance against the Company's net deferred tax asset of $9,220.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

5.  PLANT AND EQUIPMENT

     Plant and equipment at September 30, 2001 and 2000 consisted of the following:

                                                                2001       2000
                                                              --------   --------
Machinery and equipment.....................................  $ 11,156   $ 15,008
Furniture, fixtures and other equipment.....................    12,828     14,748
Demonstration equipment.....................................     7,324      8,535
Leasehold improvements......................................     3,811      3,676
                                                              --------   --------
     Total..................................................    35,119     41,967
Less accumulated depreciation and amortization..............   (24,726)   (25,872)
                                                              --------   --------
  Plant and equipment -- net................................  $ 10,393   $ 16,095
                                                              ========   ========

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at September 30, 2001 and 2000 consisted of the following:

                                                               2001      2000
                                                              -------   -------
Accrued wages and related employee benefits.................  $ 5,279   $ 5,721
Accrued sales commissions...................................    2,083     4,836
Advance contract payments received..........................      975     1,558
Accrued warranty and other product related costs............    2,156     1,411
Accrued warrant premium.....................................    1,712     1,263
Accrued interest............................................      533        --
Accrued severance and other restructuring charges...........    1,277        --
Accrued other...............................................    3,386     1,854
                                                              -------   -------
     Total..................................................  $17,401   $16,643
                                                              =======   =======

7.  REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

  REVOLVING CREDIT FACILITY

     In fiscal 2000, the Company entered into a three year $35,000 revolving credit agreement with a domestic bank. This agreement allowed for borrowings of up to 85% of eligible domestic receivables plus up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories. At June 30, 2001, the Company was not in compliance with certain covenants of the credit agreement, but the Company had no outstanding borrowings under the agreement. On September 10, 2001 the agreement was amended to reduce the line to $10,000 allowing for borrowings based on levels of eligible receivables and inventory, and all instances of non-compliance were waived. At September 30, 2001, the Company was not in compliance with the covenants associated with the amended agreement. On December 19, 2001, the agreement was amended, a waiver of the noncompliance that existed at September 30, 2001 was received and financial covenants were modified. The available credit under the facility remains at $10,000 and the facility expiration remains at April 2003. At September 30, 2001, the outstanding principal on the revolving credit facility totaled $2,385. Outstanding principal balances bear interest at a variable rate as determined periodically by the bank (7.0% at September 30, 2001).

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

  NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt at September 30, 2001 and 2000 consisted of the following:

                                                               2001     2000
                                                              ------   ------
Subordinated note payable -- 8.25%, payable in equal
  quarterly installments of $281 through June 2003..........  $1,969   $2,250
Abante note payable -- 8%, payable in one installment in
  November 2002.............................................   1,500       --
Abante payable -- non-interest bearing, discounted at 8%,
  payable in annual installments of $500 through November
  2006......................................................   2,129       --
AIID notes payable -- prime rate (7.1% at September 30,
  2001), payable in annual installments of $1,855 through
  January 2004..............................................   5,556       --
Other borrowings............................................     345      485
                                                              ------   ------
Total notes payable and long-term debt......................  11,499    2,735
Less notes payable and current portion of long-term debt....  (4,259)    (236)
                                                              ------   ------
Long-term debt..............................................  $7,240   $2,499
                                                              ======   ======

     On November 21, 2001, a $1.5 million note issued to the former shareholders of Abante Automation came due together with 8% interest thereon from November 29, 2000. On the same date, the first of five annual earn-out payments also became due, in the amount of $500,000. On the due date, we paid the interest, $250,000 of note principal, and $112,247 of the earn-out payment. We are currently engaged in negotiations with Abante's former principals with a view to paying the balance of the sums originally due on November 21, 2001 in installments from February 2002 through the first quarter of fiscal 2003.

     If the closing price of the Company's common stock achieves certain target prices for a specified number of days, the Company may elect to pay the Abante note and the AIID notes in the form of common stock. These target prices are $10.00 per share for the Abante note and $10.80 per share for the AIID notes.

     Principal maturities of long-term debt as of September 30, 2001 are as follows:

2002........................................................  $ 4,259
2003........................................................    4,256
2004........................................................    2,354
2005........................................................      501
2006........................................................      129
                                                              -------
     Total..................................................  $11,499
                                                              =======

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

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The components of net pension cost for the fiscal years ended September 30, 2001, 2000 and 1999 are summarized as follows:

                                                              2001    2000    1999
                                                              -----   -----   -----
Service cost -- benefits earned during the period...........  $ 253   $ 244   $ 257
Interest on projected benefit obligations...................    200     161     164
Estimated return on plan assets.............................   (173)   (113)   (128)
Other -- amortization of actuarial gains, net transition
  asset, curtailment and settlement gains...................    187      24      23
                                                              -----   -----   -----
Net pension cost............................................  $ 467   $ 316   $ 316
                                                              =====   =====   =====

     The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 30, 2001 and 2000 is as follows:

                                                               2001     2000
                                                              ------   ------
Reconciliation of benefit obligation
  Obligation at October 1...................................  $2,327   $2,166
  Service cost..............................................     253      244
  Interest cost.............................................     200      161
  Plan amendment............................................      --       --
  Actuarial (gain) loss.....................................     543      (71)
  Benefit payments and settlements..........................    (633)    (173)
  Curtailment...............................................    (122)      --
                                                              ------   ------
  Obligation at September 30................................  $2,568   $2,327
Reconciliation of fair value of plan assets
  Fair value of plan assets at October 1....................  $1,808   $1,254
  Actual return on plan assets..............................    (136)     224
  Employer contributions....................................     539      503
  Benefit payments and settlements..........................    (633)    (173)
                                                              ------   ------
  Fair value of plan assets at September 30.................  $1,578   $1,808
Funded status
  Funded status at September 30.............................    (990)    (519)
  Unrecognized prior service cost...........................      40       63
  Unrecognized (gain) loss..................................     648       82
                                                              ------   ------
Net accrued pension costs...................................  $ (302)  $ (374)
                                                              ======   ======

     The curtailment and settlements were a result of the partial termination of the plan as well as a result of the employee terminations resulting from the Company's restructuring efforts.

     Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                              2001   2000
                                                              ----   ----
Discount rate...............................................  7.50%  7.75%
Rate of compensation increase...............................  4.00%  4.00%
Expected long-term rate of return on assets.................  8.25%  8.25%

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     Defined Contribution Plans -- The Company has four defined contribution plans (the "Plans") for all eligible employees, as defined by the Plans. The Company makes matching employer contributions at various percentages in accordance with the respective plan documents. The Company incurred $546, $751 and $645 for matching employer contributions to the Plans in 2001, 2000 and 1999, respectively.

     During fiscal year 2001, the RVSI Vanguard Savings Plan and the RVSI Retirement Investment Plan experienced partial plan terminations due to the number of participants separated from employment. Consequently, all participants who were involuntarily separated from the company due to a reduction in workforce received 100% of the company matching funds in their accounts.

9.  COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company has entered into operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable scheduled rentals under these agreements are as follows:

FISCAL YEAR ENDING SEPTEMBER 30:                         FACILITIES   EQUIPMENT    TOTAL
--------------------------------                         ----------   ---------   -------
2002...................................................   $ 3,121       $182      $ 3,303
2003...................................................     2,886        103        2,989
2004...................................................     2,262         68        2,330
2005...................................................     2,411         30        2,441
2006...................................................     1,839         --        1,839
Thereafter.............................................     8.750         --        8,750
                                                          -------       ----      -------
     Total.............................................   $21,269       $383      $21,652
                                                          =======       ====      =======

     Rent expense for the fiscal years ended September 30, 2001, 2000 and 1999 was $3,563, $3,447 and $3,400, respectively.

  LITIGATION

     A number of purported securities class actions were filed against us, Pat
V. Costa, the Chief Exeuctive Officer and Frank Edwards the former Chief Financial Officer, in Federal District Court for the District of Massachusetts in the summer of 2001. The Court consolidated these actions and appointed two lead plaintiffs. Thereafter, the lead plaintiffs filed a consolidated amended complaint, to which a response is due in early February 2002. This case remains at a preliminary stage and no discovery proceedings have taken place. We believe that these claims are without merit and intends to defend vigorously against them.

     The Company has recently settled one lawsuit filed by a vendor in federal court in Wisconsin. The resolution requires the Company to make certain payments to the vendor and the vendor to make certain product deliveries to the Company. The resolution also results in dismissal of the lawsuit. A second vendor lawsuit remains pending in state court in Wisconsin. The amount sought is less than $500, and the full amount in dispute would constitute payment for additional product. This case remains at a preliminary stage and no discovery proceedings have occurred.

     The Company is presently involved in other litigation matters in the normal course of business. Based upon discussion with Company's legal counsel, management does not expect that these matters will have a material adverse impact on the Company's consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

10.  STOCKHOLDERS' EQUITY

     Warrants Outstanding -- As of September 30, 2001, there were outstanding warrants to purchase the Company's common stock as described below:

                                                  NUMBER     PROCEEDS ON
DATE ISSUED                                      OF SHARES    EXERCISE     EXPIRATION DATE
-----------                                      ---------   -----------   ---------------
COMMON STOCK PURCHASE WARRANTS
a.  September 1996 -- September 1998...........       61       $   601     September 2002
b.  February 1999..............................      522         2,068     February 2004
c.  April 1999.................................      327         1,297       April 2004
d.  July 1999..................................    2,909        11,695       July 2004
e.  July 1999..................................       69           347       July 2004
PREPAID WARRANTS
b.  February 1999..............................   10,900            --     February 2004
                                                  ------       -------
                                                  14,788       $16,008
                                                  ======       =======

---------------

a. Warrants issued in various transactions having exercise prices between $2.57 and $13.13.

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

e. Warrants issued to placement agent in connection with the sale of warrants and common stock with an exercise price of $5.00 per share.

     Prepaid and Incentive Warrants -- On February 23, 1999, the Company completed a private placement of its equity securities consisting of 5-year prepaid common stock purchase warrants ("prepaid warrants") with a stated value of $11,000 and 5-year incentive common stock purchase warrants ("incentive warrants") to purchase 592 shares of the Company's common stock upon payment of an exercise price of $3.96 per share. These securities were sold to four institutional investors. At the closing, the Company received gross proceeds of $11,000 from the issuance of the prepaid warrants and incentive warrants, and net proceeds of $9,763 after placement agent fees and other expenses of the transaction. The Company also issued to the placement agent 5-year incentive warrants to purchase 630 shares of common stock at an exercise price of $3.96 per share. The market price of the Company's common stock on the placement closing date was $3.03 per share. As of September 30, 2000, there were issued and outstanding $11,000 in stated value of prepaid warrants, plus accrued premium of $1,263, and incentive warrants to purchase a total of 522 shares of common stock. As of September 30, 2001, there were issued and outstanding $9,423 in stated value of prepaid warrants, plus accrued warrant premium of $1,712, and incentive warrants to purchase a total of 522 shares of common stock.

     Each prepaid warrant is exercisable at the lower of $3.96 per share or 95% of the average of the three lowest closing bid prices of the Company's common stock during the 20-day trading period ending on the date of notice of exercise. One hundred eighty days after the issuance of warrants the trading period will increase by one day for each thirty day period thereafter. As of September 30, 2001, the trading period was forty-five days. On September 30, 2001, 2000 and 1999, the exercise prices would have been $0.86, $3.96 and $3.55 per share,

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES respectively. The prepaid warrants bear an annual premium of 7% per annum, payable in cash or, at the Company's option, in shares of the Company's common stock, and were initially exercisable, to the extent of 25% of the total number of shares issuable, commencing on the 180th day (August 19, 1999) following their issuance, increasing by increments of 25% every 90 days thereafter so that after the passage of 450 days following the date of original issuance, the prepaid warrants are now fully exercisable. The incentive warrants are exercisable at any time during their 5-year term.

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

     The prepaid warrants are subject to call at the Company's option if both, during the 20-day trading period immediately preceding the date of the Company's notice of redemption the average closing bid price, and on the date of the Company's notice of redemption the closing bid price, of the Company's common stock is less than $3.96 per share, subject to an anti-dilution adjustment, at a cash price equal to 120% of the exercise amount of the prepaid warrants, inclusive of earned premium, called for redemption. Such call right may be exercised by the Company up to four times during the term of the prepaid warrants. The prepaid warrants are also subject to redemption by the Company, at the Company's option, if the exercise price falls below $2.50 per share. The prepaid warrants have been recorded outside of stockholder's equity because the warrant holders can require the Company to redeem the prepaid warrants under certain circumstances outside the Company's control.

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

     Had the accounting requirements of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), which is effective for instruments issued after May 20, 1999, been in effect at the time of issuance of the prepaid warrants, the exercise terms of the prepaid warrants would have been considered a beneficial conversion feature and valued at approximately $1,120. This amount would have been recorded as a discount to the amount recorded as prepaid warrants and amortized over the period to initial exercisability of the prepaid warrants resulting in an increase of the warrant premium of approximately $0, $313 and $807 for the years ended September 30, 2001, 2000 and 1999, respectively.

     Stock Option Plans -- The Company has several stock option plans, which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors' Stock Option Committee. Such options vest over a period of one to five years. All options issued by the Company to date have exercise prices equal to the fair market value of the Company's common stock at the date of grant.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The following table sets forth summarized information concerning the Company's stock options:

                                                                  NUMBER       EXERCISE PRICE
                                                                OF SHARES          RANGE
                                                              --------------   --------------
Options outstanding for shares of common stock at October 1,
  1998......................................................       3,571        $1.00-$19.38
  Granted...................................................       1,424         2.00-  4.38
  Canceled or expired.......................................      (1,038)        1.53- 18.25
  Exercised.................................................         (48)        1.00-  3.75
                                                                  ------
Options outstanding for shares of common stock at September
  30, 1999..................................................       3,909         1.00- 19.38
  Granted...................................................         852         3.97- 18.00
  Canceled or expired.......................................        (517)        2.00- 18.00
  Exercised.................................................        (512)        1.00- 14.52
                                                                  ------
Options outstanding for shares of common stock at September
  30, 2000..................................................       3,732         1.00- 19.38
  Granted...................................................       1,712         1.07-  5.63
  Canceled or expired.......................................        (854)        1.81- 18.25
  Exercised.................................................          (8)        2.00-  4.13
                                                                  ------
Options outstanding for shares of common stock at September
  30, 2001..................................................       4,582         1.00- 19.38
                                                                  ======
Options exercisable at September 30, 2001...................       2,120
                                                                  ======
  September 30, 2000........................................       1,600
                                                                  ======
  September 30, 1999........................................       1,211
                                                                  ======
Shares available for future grant at September 30, 2001.....       1,773
                                                                  ======

     Weighted average option exercise price information for the fiscal years ended September 30, 2001, 2000 and 1999 was as follows:

                                                              2001    2000    1999
                                                              -----   -----   -----
Outstanding at beginning of year............................  $5.48   $5.08   $6.94
Granted during the year.....................................   3.00    7.96    2.61
Exercised during the year...................................   2.98    4.19    2.19
Canceled, terminated and expired............................   5.49    7.71    8.64
Outstanding at end of year..................................   4.61    5.48    5.08
Exercisable at year end.....................................   5.06    4.88    4.74

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                            AS OF SEPTEMBER 30, 2001

                           OUTSTANDING OPTIONS              EXERCISABLE OPTIONS
                 ---------------------------------------   ----------------------
   RANGE OF               REMAINING LIFE     WEIGHTED                 WEIGHTED
EXERCISE PRICES  SHARES      IN YEARS      AVERAGE PRICE   SHARES   AVERAGE PRICE
---------------  ------   --------------   -------------   ------   -------------
$ 1.00-$ 2.00      684         3.51           $ 1.69         295       $ 1.53
$ 2.04-$ 2.75      520         4.49           $ 2.58          76       $ 2.29
$ 2.77-$ 3.02       92         3.19           $ 2.94          37       $ 2.95
$ 3.09-$ 3.09      687         5.06           $ 3.09          20       $ 3.09
$ 3.16-$ 3.97      482         3.33           $ 3.43         262       $ 3.37
$ 4.00-$ 4.00      200         3.69           $ 4.00          80       $ 4.00
$ 4.13-$ 4.13    1,010         3.75           $ 4.13         865       $ 4.13
$ 4.25-$11.94      538         3.54           $ 7.56         283       $ 7.36
$12.81-$18.25      324         4.46           $14.38         163       $14.28
$19.38-$19.38       45         4.66           $19.38          39       $19.38
---------------  -----         ----           ------       -----       ------
$ 1.00-$19.38    4,582         3.97           $ 4.61       2,120       $ 5.06
===============  =====         ====           ======       =====       ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees", and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices greater than or equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", the Company's earnings (loss) available to common stockholders and earnings (loss) per share would have been as follows:

                                                          2001       2000      1999
                                                        ---------   ------   --------
Earnings (loss) available to common stockholders:
  As reported.........................................  $(105,077)  $9,950   $ (9,721)
  Pro forma...........................................   (109,077)   6,069    (14,206)
Basic earnings (loss) per share:
  As reported.........................................  $   (2.94)  $ 0.32   $  (0.38)
  Pro forma...........................................      (3.06)    0.19      (0.55)
Diluted earnings (loss) per share:
  As reported.........................................  $   (2.94)  $ 0.27   $  (0.38)
  Pro forma...........................................      (3.06)    0.15      (0.55)

     The weighted average fair value of the options granted during fiscal 2001, 2000 and 1999 is estimated at $2.27, $7.96 and $2.01 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for fiscal 2001, 2000 and 1999, respectively: volatility of 107%, 95% and 95%, risk-free interest rate of 3.90%, 5.94% and 6.02%, and an expected life of five years in fiscal 2001, 2000 and 1999, respectively.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

11.  CUSTOMERS, GEOGRAPHIC AND SEGMENT INFORMATION

  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     In fiscal 2001, revenues from one customer represented 10% of total revenues and more than 10% of recorded accounts receivables at September 30, 2001. During fiscal 2000 and 1999, no customer accounted for more than 10% of total revenues.

  GEOGRAPHIC OPERATIONS

     Operations by geographic area are summarized as follows:

                                            UNITED
FISCAL YEAR ENDED SEPTEMBER 30, 2001        STATES    EUROPE    ELIMINATIONS   CONSOLIDATED
------------------------------------       --------   -------   ------------   ------------
Revenues from unaffiliated customers.....  $103,322   $ 4,523     $    --        $107,845
Transfers between geographic areas.......     2,424        --      (2,424)             --
                                           --------   -------     -------        --------
     Total revenues......................   105,746     4,523      (2,424)        107,845
                                           ========   =======     =======        ========
Income (loss) before income tax
  provision..............................   (80,253)   (4,153)         --         (84,406)
                                           ========   =======     =======        ========
Identifiable assets......................    86,056     2,246        (355)         87,947
                                           ========   =======     =======        ========

                                            UNITED
FISCAL YEAR ENDED SEPTEMBER 30, 2000        STATES    EUROPE    ELIMINATIONS   CONSOLIDATED
------------------------------------       --------   -------   ------------   ------------
Revenues from unaffiliated customers.....  $214,976   $ 8,217     $    --        $223,193
Transfers between geographic areas.......     3,946        --      (3,946)             --
                                           --------   -------     -------        --------
     Total revenues......................   218,922     8,217      (3,946)        223,193
                                           ========   =======     =======        ========
Income (loss) before income tax
  provision..............................    13,080    (2,355)         --          10,725
                                           ========   =======     =======        ========
Identifiable assets......................   195,681     4,952      (5,149)        195,484
                                           ========   =======     =======        ========

                                            UNITED
FISCAL YEAR ENDED SEPTEMBER 30, 1999        STATES    EUROPE    ELIMINATIONS   CONSOLIDATED
------------------------------------       --------   -------   ------------   ------------
Revenues from unaffiliated customers.....  $117,924   $10,306     $    --        $128,230
Transfers between geographic areas.......     4,405        --      (4,405)             --
                                           --------   -------     -------        --------
     Total revenues......................   122,329    10,306      (4,405)        128,230
                                           ========   =======     =======        ========
Income (loss) before income tax provision
  (benefit)..............................    (7,511)   (1,747)         --          (9,258)
                                           ========   =======     =======        ========
Identifiable assets......................   125,911     6,821      (9,531)        123,201
                                           ========   =======     =======        ========

     Total revenues from customers outside the U.S. were $65,640, $158,152 and $71,352 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     Export sales from the Company's U.S. divisions to unaffiliated customers, which are generally denominated in U.S. dollars, for the fiscal years ended September 30, 2001, 2000 and 1999 were as follows:

                                                          2001       2000      1999
                                                         -------   --------   -------
Europe.................................................  $ 3,080   $  9,670   $ 6,686
Asia/Pacific Rim.......................................   55,351    137,033    52,724
Other..................................................    2,686      3,232     1,636
                                                         -------   --------   -------
     Total.............................................  $61,117   $149,935   $61,046
                                                         =======   ========   =======

SEGMENT INFORMATION

     The Company operates in two reportable segments serving the machine vision industry. The Company has determined segments primarily based on the nature of the products offered by the Semiconductor Equipment Group and the Acuity CiMatrix division. The Semiconductor Equipment Group is comprised of the Electronics, Systemation and Vanguard subdivisions. The Electronics subdivision, including Abante Automation, supplies inspection equipment to the semiconductor industry; the Systemation subdivision offers tape and reel component processing systems designed to handle and inspect chip scale packages ("CSP") and ball grid array ("BGA") packages; and the Vanguard subdivision is a supplier of BGA and CSP equipment for the semiconductor and connection industries. The Acuity CiMatrix division designs, manufactures and markets 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation.

     The accounting policies of each segment are the same as those described in
Note 1. Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were approximately $965, $3,800 and $1,300 for fiscal 2001, 2000 and 1999, respectively. Other income (loss) is comprised of unallocated corporate general and administrative expenses. Other assets are comprised primarily of unallocated deferred taxes and corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments.

                                                         2001       2000       1999
                                                       --------   --------   --------
REVENUES:
Semiconductor Equipment..............................  $ 71,840   $175,382   $ 82,793
Acuity CiMatrix......................................    36,005     47,811     45,437
                                                       --------   --------   --------
     Total Revenues..................................  $107,845   $223,193   $128,230
                                                       ========   ========   ========
INCOME (LOSS) FROM OPERATIONS
Semiconductor Equipment..............................  $(44,302)  $ 21,722   $     41
Acuity CiMatrix......................................   (30,055)    (2,058)    (1,464)
Other................................................    (8,869)    (7,506)    (7,260)
                                                       --------   --------   --------
     Total income (loss) from operations.............  $(83,226)  $ 12,158   $ (8,683)
                                                       ========   ========   ========

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                                                         2001       2000       1999
                                                       --------   --------   --------
DEPRECIATION AND AMORTIZATION
Semiconductor Equipment..............................  $  9,317   $  7,691   $  7,375
Acuity CiMatrix......................................     5,008      3,232      3,396
Other................................................       558        115         --
                                                       --------   --------   --------
     Total depreciation and amortization.............  $ 14,883   $ 11,038   $ 10,771
                                                       ========   ========   ========
TOTAL ASSETS
Semiconductor Equipment..............................  $ 54,947   $119,293   $ 79,800
Acuity CiMatrix......................................    29,100     47,185     32,286
Other................................................     3,901     29,006     11,115
                                                       --------   --------   --------
     Total Assets....................................  $ 87,947   $195,484   $123,201
                                                       ========   ========   ========

12.  ACQUISITIONS

     In November 1999, the Company acquired Polaroid's interest in the MXi, including all relevant intellectual property rights, for $2,000. The Company will pay Polaroid a royalty based on net sales of the MXi.

     On November 29, 2000, the Company acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1,850 in cash, a twelve-month note of $1,500 at 8% interest and recorded the net present value of future minimum payments of $500 per year for 5 years using a discount rate of 8% (see
Note 7). Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries.

     On January 3, 2001, the Company acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1,200 in cash and three-year notes payable at $1,855 per year at prime rate (see Note 7). AIID designs, manufactures and markets products for reading direct part marks and two-dimensional bar codes.

     The acquisitions have been accounted for as purchases and, accordingly, the results of Abante and AIID are included in the consolidated statements of operations of the Company since the respective dates of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the dates of acquisition. The Company hired an independent appraisal firm that completed valuations of the identifiable intangible assets acquired for purposes of allocating the purchase price.

     The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2006. The projected cash flows were discounted using a 25% rate. The value assigned to in-process technology relates primarily to one research project, as yet to reach technological feasibility. The efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be designed to meet their design specifications, including function, features and technical performance requirements. The valuation of the in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio of 64% was calculated by dividing the total expenditures to date for the project by the total estimated expenditures.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The allocation of the total cost of the acquisitions in 2001 of approximately $12,550 was as follows: approximately $5,300 was allocated to existing technologies; $1,050 to in-process research and development; approximately $1,800 to other identified intangible assets and $4,400 to goodwill. The intangible lives range from 4 to 5 years and the goodwill was being amortized over 7 years. Future minimum payments under non-cancellable commitments are discounted using applicable rates. The operations of Abante and AIID prior to their acquisitions by the Company, are not material to the Company's statement of operations.

13.  EARNINGS PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations for earnings per share for the three years ended September 30, 2001, 2000 and 1999 are as follows:

                                                          2001       2000      1999
                                                        ---------   -------   -------
BASIC EPS
Income (loss) before cumulative effect of accounting
  change..............................................  $ (93,626)  $10,722   $(9,258)
Premium on prepaid warrants...........................       (704)     (772)     (463)
                                                        ---------   -------   -------
Income (loss) before cumulative effect -- basic
  numerator...........................................    (94,330)    9,950    (9,721)
Cumulative effect of accounting change -- basic
  numerator...........................................    (10,747)       --        --
                                                        ---------   -------   -------
Net income (loss) -- basic numerator..................  $(105,077)  $ 9,950   $(9,721)
                                                        ---------   -------   -------
Weighted average number of common shares -- basic
  denominator.........................................     35,683    31,431    25,669
                                                        ---------   -------   -------
Per Share:
Income (loss) before cumulative effect of accounting
  change -- basic.....................................  $   (2.64)  $  0.32   $ (0.38)
                                                        ---------   -------   -------
Cumulative effect of accounting change -- basic.......  $   (0.30)  $    --   $    --
                                                        ---------   -------   -------
Net income (loss) -- basic............................  $   (2.94)  $  0.32   $ (0.38)
                                                        ---------   -------   -------
DILUTED EPS
Income (loss) before cumulative effect of accounting
  change -- basic numerator...........................  $ (94,330)  $ 9,950   $(9,721)
Effect of conversion of prepaid warrants..............         --       772        --
                                                        ---------   -------   -------
Income (loss) before cumulative effect -- diluted
  numerator...........................................    (94,330)   10,722   $(9,721)
Cumulative effect of accounting change -- diluted
  numerator...........................................    (10,747)       --        --
                                                        ---------   -------   -------
Net income (loss) -- diluted numerator................  $(105,077)  $10,722   $(9,721)
                                                        ---------   -------   -------
Weighted average number of common shares -- basic
  denominator.........................................     35,683    31,431    25,669
Effect of conversion of prepaid warrants..............         --     2,778        --
Effect of other dilutive common stock options and
  warrants............................................         --     5,595        --
                                                        ---------   -------   -------
Weighted average number of common and common
  equivalent shares -- diluted denominator............     35,683    39,804    25,669
                                                        ---------   -------   -------

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                                                          2001       2000      1999
                                                        ---------   -------   -------
Per Share:
Income (loss) before cumulative effect -- diluted.....  $   (2.64)  $  0.27   $ (0.38)
                                                        ---------   -------   -------
Cumulative effect of accounting change -- diluted.....  $   (0.30)  $    --   $    --
                                                        ---------   -------   -------
Net income (loss) -- diluted..........................  $   (2.94)  $  0.27   $ (0.38)
                                                        ---------   -------   -------

     For the years ended September 30, 2001, 2000 and 1999, the Company had potential common shares, representing outstanding stock options and warrants, excluded from the earnings per shares calculation of 11,945, 514, and 2,500 respectively, as they were considered anti-dilutive.

14.  RESTRUCTURING AND IMPAIRMENTS

     In response to the lower level of revenues in fiscal 2001, the Company took steps to reduce its operating costs. In addition, the Company reviewed its long-lived assets for impairment. A summary of these restructuring costs and impairment charges are as follows:

                                         CHARGES IN    AMOUNTS    AMOUNTS       LIABILITY AT
                                         FISCAL 2001   REVERSED   INCURRED   SEPTEMBER 30, 2001
                                         -----------   --------   --------   ------------------
RESTRUCTURING
  Severance payments to employees......    $ 3,661       $124     $ 2,620          $  917
  Exit costs from facilities...........      1,572        853         359             360
  Write-off of other tangible and
     intangible assets.................        905         --         905              --
                                           -------       ----     -------          ------
  Subtotal restructuring...............      6,138        977       3,884           1,277
                                           -------       ----     -------          ------
IMPAIRMENTS
  Capitalized software.................      3,243         --       3,243              --
  Purchased technologies...............      4,160         --       4,160              --
  Goodwill.............................      3,915         --       3,915              --
  Write-off of other tangible assets...        857         --         857              --
                                           -------       ----     -------          ------
  Subtotal impairments.................     12,175         --      12,175              --
                                           -------       ----     -------          ------
Total..................................    $18,313       $977     $16,059          $1,277
                                           =======       ====     =======          ======

     Restructuring -- These steps included a reduction of approximately 400 employees. The terminated employees represented all functions across all operating divisions. Approximately $1,599 was charged to restructure the European operations, including: severance; exit costs from three facilities; a write-off of facility leasehold improvement costs and the write-off of intangibles considered impaired with the closure of one of the European businesses. All charges should be paid within the Company's fiscal year ended September 30, 2002, with the exception of exit costs from lease facilities. These exit costs include the Company's estimated costs on non-cancellable leases. The Company expects to incur these exit costs over the remaining lease terms.

     Impairments -- Because of the significant decline in revenues in 2001, the Company reviewed its long-lived assets, including capitalized software, purchased technologies and goodwill for impairment. To evaluate and measure the impairment of capitalized software the Company considered the estimated future gross revenues reduced by estimated future costs, including costs of performing maintenance and customer support. To evaluate the impairment of purchased technologies and goodwill, the Company compared the carrying amount to estimated undiscounted net future cash flows. If an impairment was indicated, the amount was

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES measured as the excess of the carrying amount over the fair market value of the asset, which the Company estimated using a discounted cash flow model.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000:

                                                                       2001
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Revenues...........................................  $ 38,964   $ 31,307   $ 21,061   $ 16,513
Gross profit.......................................    14,376      1,511      5,294     (3,349)
Net loss...........................................   (22,327)   (22,458)   (14,623)   (44,965)
Net loss per share -- diluted......................     (0.64)     (0.63)     (0.41)     (1.25)

                                                                         2000
                                                         -------------------------------------
                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Revenues...............................................  $46,697   $56,153   $61,181   $59,162
Gross profit...........................................   20,659    24,477    27,723    25,980
Net income.............................................    1,186     3,262     5,319       955
Net income per share -- diluted........................     0.03      0.08      0.12      0.02

16.  SUBSEQUENT EVENTS (UNAUDITED)

     As of December 15, 2001 the Company sold its one-dimensional material handling product line ("material handling business"), which had been part of the Company's Acuity CiMatrix division to affiliates of SICK AG of Germany. The material handling business designs, manufactures and markets one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries. The sales price was $11,500 which includes the right to receive $500 following the expiration of a 16 month holdback to protect the purchaser against the possibility of non-disclosed liabilities. The costs of the transaction are estimated to be $500. The Company has estimated that it will record a net gain of $7.0 million in the first quarter of fiscal 2002.

     The following unaudited pro forma financial information reflects adjustments to the historical consolidated balance sheet and statements of operations of the Company to give effect to the sale of the material handling business. The unaudited pro-forma consolidated balance sheet as of September 30, 2001 gives pro forma effect to the sale and related pro forma accounting adjustments as if the sale had occurred on September 30, 2001. The unaudited pro forma consolidated statements of operations for the year ended September 30, 2001 give pro forma effect to the sale and related pro forma accounting adjustments as if the sale had occurred on October 1, 2000, the beginning of the Company's fiscal year 2001. The pro-forma adjustments relating to the sale are described in the notes included below.

     The following unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been obtained had the sale actually occurred on the dates assumed, nor is it necessarily indicative of the future financial position or future operating results of the Company.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED BALANCE SHEET WITH PRO FORMA ADJUSTMENTS
                               SEPTEMBER 30, 2001

                                                          HISTORICAL       A,B            PRO FORMA
                                                             RVSI      ADJUSTMENTS       AS ADJUSTED
                                                          ----------   -----------       -----------
ASSETS
Current Assets:
  Cash and cash equivalents.............................   $ 3,554      $ 10,500(a)        $14,054
  Accounts receivable, net..............................    14,866            --            14,866
  Inventories, net......................................    34,765        (2,962)(b)        31,803
Prepaid expenses and other current assets...............     2,168            --             2,168
                                                           -------      --------           -------
     Total current assets...............................    55,353         7,538            62,891
Plant and equipment, net................................    10,393          (432)(b)         9,961
Deferred income taxes...................................        --            --                --
Goodwill................................................     4,265            --             4,265
Software development costs, net.........................     9,944          (826)(b)         9,118
Intangibles and other long-term assets..................     7,992           (38)(b)         7,954
                                                           -------      --------           -------
                                                           $87,947         6,242           $94,189
                                                           =======      ========           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility.............................   $ 2,385            --           $ 2,385
  Notes payable and current portion of long-term debt...     4,259            --             4,259
  Accounts payable......................................    13,694            --            13,694
  Accrued expenses and other current liabilities........    17,401          (769)(b)        16,632
  Deferred gross profit.................................     2,469            --             2,469
                                                           -------      --------           -------
     Total current liabilities..........................    40,208          (769)           39,439
Long-term debt..........................................     7,240            --             7,240
                                                           -------      --------           -------
     Total liabilities..................................    47,448          (769)           46,679
Commitments and contingencies (Note 9)
Prepaid warrants........................................     7,067            --             7,067
Total stockholders' equity..............................    33,432         7,011(c)(e)      40,443
                                                           -------      --------           -------
                                                           $87,947         6,242           $94,189
                                                           =======      ========           =======

      See Notes to Unaudited Pro Forma Consolidated Financial Statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS WITH PRO FORMA ADJUSTMENTS
                               SEPTEMBER 30, 2001

                                                          HISTORICAL       C,D          PRO FORMA
                                                             RVSI      ADJUSTMENTS     AS ADJUSTED
                                                          ----------   -----------     -----------
Revenues................................................  $ 107,845      (16,104)(d)    $  91,741
Cost of revenues........................................     73,513      (11,002)(d)       62,511
Inventory provisions....................................     16,500           --           16,500
                                                          ---------     --------        ---------
Gross profit............................................     17,832       (5,102)          12,730
                                                          ---------     --------        ---------
Operating costs and expenses:
Research and development expenses.......................     28,352       (1,964)(d)       26,388
Selling, general and administrative expenses............     54,320       (2,940)(d)       51,380
Severance and other charges.............................     17,336           --           17,336
In-process research and development.....................      1,050           --            1,050
                                                          ---------     --------        ---------
Income (loss) from operations...........................    (83,226)        (198)         (83,424)
Interest expense........................................     (1,622)          --           (1,622)
Interest income.........................................        442           --              442
                                                          ---------     --------        ---------
Income (loss) before income taxes.......................    (84,406)        (198)         (84,604)
Provision for income taxes..............................      9,220           --(e)         9,220
                                                          ---------     --------        ---------
Income (loss) before cumulative effect of accounting
  change................................................    (93,626)        (198)         (93,824)
Cumulative effect of accounting change..................    (10,747)          --          (10,747)
                                                          ---------     --------        ---------
Net income (loss).......................................  $(104,373)    $   (198)       $(104,571)
                                                          =========     ========        =========
Net income (loss) per share:
Income (loss) before cumulative effect
  Basic.................................................  $   (2.64)                    $   (2.65)
  Diluted...............................................  $   (2.64)                    $   (2.65)
Cumulative effect of accounting change:
  Basic.................................................  $   (0.30)                    $   (0.30)
  Diluted...............................................  $   (0.30)                    $   (0.30)
Net income (loss)
  Basic.................................................  $   (2.94)                    $   (2.95)
  Diluted...............................................  $   (2.94)                    $   (2.95)
Weighted average shares:
  Basic.................................................     35,683                        35,683
  Diluted...............................................     35,683                        35,683

      See Notes to Unaudited Pro Forma Consolidated Financial Statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET --

     (a) To record proceeds from the disposition

     (b) To record the assets acquired and liabilities assumed by SICK, which is subject to final audit and settlement

     (c) To record the estimated gain on disposition, which is subject to a final audit and post-closing adjustments

STATEMENT OF OPERATIONS --

     (d) To eliminate $16,104 of revenue, $11,002 of related costs of revenues and $4,904 of operating expense due to the disposition of the 1-D business

     (e) Due to significant net operating loss carryforwards, the Company has not incurred Federal or State income taxes on these operations and does not expect to incur a tax expense associated with the gain on the transaction.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                        COLUMN A     COLUMN B     COLUMN C      COLUMN D     COLUMN E
                                       ----------   ----------   ----------   ------------   ---------
                                                                  ADDITION
                                                                 CHARGED TO
                                       BALANCE AT   CHARGED TO     OTHER                      BALANCE
                                       BEGINNING     COST AND     ACCOUNTS    DEDUCTION --   AT END OF
DESCRIPTION                            OF PERIOD     EXPENSES    DESCRIBED     DESCRIBED      PERIOD
-----------                            ----------   ----------   ----------   ------------   ---------
                                                               (IN THOUSANDS)
Year Ended September 30, 2001:
  Allowance for doubtful accounts....   $ 1,434      $ 1,122        $--         $  629(1)     $ 1,927
                                        -------      -------        ---         --------      -------
Year Ended September 30, 2000:
  Allowance for doubtful accounts....   $   892      $   662        $--         $  120(1)     $ 1,434
                                        -------      -------        ---         --------      -------
Year Ended September 30, 1999:
  Allowance for doubtful accounts....   $ 1,000      $   202        $--         $  310(1)     $   892
                                        -------      -------        ---         --------      -------

---------------

(1) Amounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on the day of December 27, 2001.

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

                    SIGNATURE                                     TITLE                      DATE
                    ---------                                     -----                      ----
                 /s/ PAT V. COSTA                     Chairman, President and Chief    December 27, 2001
 ------------------------------------------------     Executive Officer (Principal
                   Pat V. Costa                            Executive Officer)


               /s/ JOHN J. CONNOLLY                    Chief Financial Officer and     December 27, 2001
 ------------------------------------------------    Treasurer (Principal Financial
                 John J. Connolly                        and Accounting Officer)


                 /s/ HOWARD STERN                               Director               December 27, 2001
 ------------------------------------------------
                   Howard Stern


                /s/ FRANK DIPIETRO                              Director               December 27, 2001
 ------------------------------------------------
                  Frank DiPietro


                 /s/ JAY M. HAFT                                Director               December 27, 2001
 ------------------------------------------------
                   Jay M. Haft


                  /s/ TOMAS KOHN                                Director               December 27, 2001
 ------------------------------------------------
                    Tomas Kohn


                /s/ MARK J. LERNER                              Director               December 27, 2001
 ------------------------------------------------
                  Mark J. Lerner


               /s/ ROBERT H. WALKER                             Director               December 27, 2001
 ------------------------------------------------
                 Robert H. Walker