Form 10-K/A
period 2001-09-30
ROBOTIC VISION SYSTEMS INC
filed 2002-01-28
CIK 225868

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

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



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-8623
                             ---------------------
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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $41,113,254 as of December 20, 2001.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Set forth below is information concerning each of our directors and executive officers.

NAME                                     AGE            POSITIONS AND OFFICES
- ----                                     ---            ---------------------
Pat V. Costa...........................  58    Chairman, President and Chief Executive
                                               Officer
Howard Stern...........................  64    Senior Vice President and Director
John J. Connolly.......................  45    Vice President
Curtis W. Howes........................  50    Vice President
John S. O'Brien........................  46    Vice President
Patricia Randall.......................  51    Vice President
Earl H. Rideout........................  55    Senior Vice President
Neal H. Sanders........................  52    Vice President
Frank A. DiPietro......................  75    Director
Jay M. Haft............................  66    Director
Tomas Kohn.............................  60    Director
Mark J. Lerner.........................  49    Director
Robert H. Walker.......................  66    Director

     Pat V. Costa has served as president, chief executive officer and chairman of our board of directors since 1984. Earlier he had been publisher of Telecommunication Magazine and technical director for H.L. Livermore Company and executive vice president of GCA Corporation, a manufacturer of electronic equipment and semiconductor capital equipment. Mr. Costa is a graduate of Northeastern University, received an MS from M.I.T. and an MBA from Harvard Business School. From 1986 to 1988, Mr. Costa was Chairman of the Board of the Automated Vision Association (AVA), now called Automated Imaging Association.

     Howard Stern has been our senior vice president and technical director since December 1984 and a director since 1981. Mr. Stern has an extensive background in 2-D and 3-D imaging and electro-optical and electro-mechanical systems engineering. During his employment with us and our predecessor companies, Mr. Stern has been a listed inventor on more than seventy patents.

     John J. Connolly has been our vice president of finance and chief financial officer since October 2001. Previously and from July 2000, he was vice president of finance and chief financial officer at Unisphere Networks, which provides next generation IP networking equipment. From 1994 through June 2000, he was vice president of finance and chief financial officer at Davox Corporation, which provides customer interaction management solutions.

     Curtis W. Howes has been our corporate vice president of automatic identification since May 1997. He was acting president of the Acuity CiMatrix division from March 1999 through December 2000 and acting chief operating officer of the Acuity CiMatrix division from June 1998 through March 1999. Before joining us and since November 1991, he was employed by Intermec Corporation, most recently as general manager of Intermec's imaging systems division, which designed, manufactured and sold vision-based products for symbology reading.

     John S. O'Brien has been the acting president of the Acuity CiMatrix division since May 2001. Since February 1997, he has also been our vice president of human resources. Previously and from 1990, he was chief financial officer and vice president, human resources of Charles River Data Systems, an imbedded systems developer and manufacturer in Framingham, Massachusetts.

     Patricia Randall has been our corporate vice president and general counsel since June 2001. Previously and from 1998, she was general counsel and vice president of Hadco Corporation. From 1980 to 1998 she was a partner at the Boston firm of Hamilton, Dahmen and Randall with a focus on corporate law and civil litigation.

     Earl H. Rideout has been our president of the Semiconductor Equipment Group since June 2000. Since January 1997, he has also been our corporate senior vice president, and from 1989, he was vice president/general manager of our Electronics Subdivision.

     Neal H. Sanders has been our vice president of corporate development since February 2000. Previously and since December 1998 he was our vice president of corporate communications and investor relations. From 1980 through 1998, he held comparable positions at Analog Devices, Inc., Bolt Beranek and Newman, Inc., and Microdyne Corporation.

     Frank A. DiPietro has been a director since 1992. He began his career with General Motors ("GM") in 1944. During his forty-six year career with GM, he was actively involved in automobile assembly and manufacturing engineering systems. He retired in 1990 and continues as a consultant in laser systems in several industries, most recently for the University of Michigan in evaluating laser applications in the global auto industry. At the time of his retirement, Mr. DiPietro held the position of director of manufacturing engineering, Chevrolet-Pontiac-Canada car group, for GM.

     Jay M. Haft has been a director since 1977. He is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, and in the representation of emerging growth companies. Mr. Haft has been Managing General Partner of GenAm "1" Venture Fund, an international venture capital fund and is a director of numerous public and private corporations, including Encore Medical Corporation, DUSA Pharmaceuticals, Inc., and Oryx Technology, Inc. He is of counsel to Parker Duryee Rosoff & Haft in New York, and was previously a senior partner of such firm. He served as a member of the Florida Commission of Government Accountability to the People and as a National Trustee and Treasurer of the Miami City Ballet, and is currently a Trustee of Florida International University and a member of the Advisory Board of the Wolfsonian Museum and the FIU Law School.

     Tomas Kohn has been a director since 1997. He has been a professor of management at Boston University's School of Management in the undergraduate, MBA, and executive MBA programs since 1988. Dr. Kohn is the chairman of Conduit del Ecuador, a steel tubing manufacturer, and a member of the board of directors of Ideal-Alambrec, a steel wire manufacturer, both in Quito, Ecuador. He has held these positions since 1974 and 1972, respectively. From 1987 until our acquisition of Computer Identics Corp. in August 1996, Dr. Kohn was a member of Computer Identics' board of directors, and its Chairman since 1992. From 1986 until 1995, Dr. Kohn was a member of the board of directors of N.V. Bekaert S.A., the world's largest independent steel wire manufacturer. N.V. Bekaert was a major shareholder of Computer Identics.

     Mark J. Lerner has been a director since 1994. He has been president of Morgen, Evan & Company an investment banking firm which specializes in Japanese-U.S. transactions, since 1992. Previously and from 1990, he was a managing director at Chase Manhattan Bank where he headed the Japan corporate finance group. From 1982 to 1990 Mr. Lerner worked in the investment banking division of Merrill Lynch as head of its Japan group, coordinating its New York-based Japanese activities with professionals in Tokyo and London.

     Robert H. Walker has been a director since 1990. He was, before his retirement in March 1998, our executive vice president, chief financial officer, secretary and treasurer, positions he held since December 1986. From 1984 to 1986 he was our senior vice president. From 1983 to 1985 he also served as our treasurer. Mr. Walker is a director of Tel Instrument Electronics Corporation.

     All directors hold office until the next annual meeting of stockholders and election and qualification of their successors. Executive officers are elected annually by the board to hold office until the first meeting of the board following the next annual meeting of stockholders and until their successors are chosen and qualified.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rule to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the fiscal year ended September 30, 2001, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were met.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     Set forth below is the aggregate compensation for services rendered to us in all capacities during our fiscal years ended September 30, 2001, 2000 and 1999 by our chief executive officer and by each of our four other most highly compensated executive officers whose compensation exceeded $100,000 during our fiscal year ended September 30, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM COMPENSATION
                                                                       -----------------------------------
                                                                               AWARDS             PAYOUTS
                                                                       -----------------------   ---------
                                        ANNUAL COMPENSATION                         NUMBER OF      LONG
                               -------------------------------------   RESTRICTED     SHARES       TERM      ALL OTHER
NAME AND                                                OTHER ANNUAL     STOCK      UNDERLYING   INCENTIVE    COMPEN-
PRINCIPAL POSITION      YEAR    SALARY     BONUS        COMPENSATION     AWARDS      OPTIONS      PAYOUTS    SATION(2)
- ------------------      ----   --------   --------      ------------   ----------   ----------   ---------   ---------
Pat V. Costa..........  2001   $315,016        --             --            --        71,703         --       $10,927
  Chief Executive       2000   $315,016   $78,750(1)          --            --            --         --       $12,052
  Officer               1999   $315,016        --             --            --       200,000         --       $11,827

Earl H. Rideout.......  2001   $227,000        --             --            --       100,000         --       $ 5,700
  Senior Vice           2000   $200,011   $76,500(1)(4)       --            --            --         --       $ 6,825
  President             1999   $174,539   $25,000(4)          --            --         3,871         --       $ 9,965

Neal H. Sanders.......  2001   $175,000   $16,000(4)          --            --        54,000         --       $18,167
  Vice President        2000   $166,250   $34,200(1)(4)       --            --            --         --       $ 1,500
                        1999   $105,000   $12,000(4)          --            --        20,000         --       $ 1,500

Frank D. Edwards(3)...  2001   $174,990        --             --            --         8,000         --       $ 1,500
  Chief Financial       2000   $174,990   $31,500(1)          --            --            --         --       $ 1,500
  Officer               1999   $100,962        --             --            --       100,000         --            --

Curtis W. Howes.......  2001   $175,000   $ 5,000(4)          --            --        20,000         --       $18,729
  Vice President        2000   $189,990   $46,500(1)(4)       --            --            --         --       $11,500
                        1999   $227,127        --             --            --        26,666         --       $41,467

Howard Stern..........  2001   $165,006        --             --            --        24,030         --       $ 5,700
  Senior Vice           2000   $165,006   $30,000(1)          --            --            --         --       $ 6,850
  President             1999   $168,180        --             --            --            --         --       $ 6,600

- ---------------

(1) Amount paid in fiscal 2000 represents earned bonus for the first half of fiscal 2000.

(2) Represents payments under our retirement investment plan, vehicle allowances for each of Messrs. Costa, Rideout and Stern and relocation allowance for Messrs. Howes and Sanders and their families.

(3) Mr. Edwards joined us in March 1999. He resigned on September 28, 2001.

(4) Represents payments to Messrs. Howes, Rideout and Sanders for contractual bonuses.

OPTIONS

     The table below sets forth information concerning individual grants of stock options made during fiscal 2001 to the executive officers named in the Summary Compensation Table.

                                      NUMBER OF
                                      SHARES OF       PERCENT OF     EXERCISE
                                    COMMON STOCK     TOTAL OPTIONS    PRICE                  GRANT DATE
                                     UNDERLYING       GRANTED TO       PER      EXPIRATION    PRESENT
NAME                               OPTIONS GRANTED     EMPLOYEES      SHARE        DATE       VALUE(1)
- ----                               ---------------   -------------   --------   ----------   ----------
Pat V. Costa.....................       71,703           4.19%        $3.09     12/20/2006    179,258
Earl H. Rideout..................      100,000           5.84%        $3.09     12/20/2006    250,000
Neal H. Sanders..................       34,000           1.99%        $3.09     12/20/2006     85,000
                                        20,000           1.17%        $1.68      7/02/2007     27,200
Frank D. Edwards.................        8,000           0.47%        $3.09     12/20/2006     20,000
Curtis W. Howes..................       20,000           1.17%        $3.09     12/20/2006     50,000
Howard Stern.....................       24,030           1.40%        $3.09     12/20/2006     60,075

- ---------------

(1) Computed in accordance with the Black-Scholes option pricing model utilizing the following assumptions: volatility of 107%, risk-free interest rate of 3.90% and an expected life of approximately five years.

     Set forth below is further information with respect to unexercised options to purchase our common stock under our stock option plans.

                                                             NUMBER OF SHARES             VALUE OF UNEXERCISED
                           NUMBER OF                      UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                        SHARES ACQUIRED               OPTIONS AT SEPTEMBER 30, 2001       AT SEPTEMBER 30, 2001
                          ON EXERCISE      VALUE      ------------------------------   ---------------------------
NAME                      OF OPTIONS      REALIZED    EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
- ----                    ---------------   --------    ------------    --------------   -----------   -------------
Pat V. Costa..........         --             --        597,025          191,703            --             --
Earl H. Rideout.......         --             --         62,845          116,026            --             --
Neal H. Sanders.......         --             --          4,000           66,000            --             --
Frank D. Edwards......         --             --         42,000               --            --             --
Curtis W. Howes.......         --             --         37,335           42,665            --             --
Howard Stern..........         --             --         84,982           15,018            --             --

PENSION BENEFITS

     The following table sets forth the estimated annual plan benefits payable upon retirement in 2002 at age sixty-five after fifteen, twenty, twenty-five, thirty and thirty-five years of credited service.

                                   YEARS OF SERVICE
                    -----------------------------------------------
     REMUNERATION     15        20        25        30        35
     ------------   -------   -------   -------   -------   -------
       $100,000     $19,262   $25,682   $32,103   $32,103   $32,103
        125,000      24,962    33,282    41,603    41,603    41,603
        150,000      30,662    40,882    51,103    51,103    51,103
        175,000      36,362    48,482    60,603    60,603    60,603
        200,000      42,062    56,082    70,103    70,103    70,103
        225,000      42,062    56,082    70,103    70,103    70,103
        250,000      42,062    56,082    70,103    70,103    70,103
        300,000      42,062    56,082    70,103    70,103    70,103
        400,000      42,062    56,082    70,103    70,103    70,103
        500,000      42,062    56,082    70,103    70,103    70,103

     The amount of compensation covered by our pension plan is determined in accordance with rules established by the Internal Revenue Service and includes all dollar items shown on the summary compensation table with the exception of 401(k) contributions. For purposes of calculating the pension benefit, earnings are limited to $200,000, as adjusted for any cost of living increases authorized by the Internal Revenue Code.

     At September 30, 2001, Messrs. Costa, Rideout and Stern had, respectively, 17, 13 and 30 years of credited service with us.

     A participant in the pension plan will receive retirement income based on 23% of his final average salary up to his applicable social security covered compensation level plus 38% of any excess, reduced proportionately for less than twenty-five years of credited service at normal retirement at age 65, subject to the $200,000 limit described above. Final average salary is defined in the pension plan as the average of a participant's total compensation during the five consecutive calendar years in the ten calendar year period prior to his normal retirement date, which produces the highest average. A participant is 100% vested in his accrued pension benefit after five years of service as defined in the pension plan. No person who became our employee after October 31, 1996 is eligible to participate in the pension plan.

EMPLOYMENT AGREEMENTS

     Mr. Pat Costa is employed as our chief executive officer and president under an indefinite term agreement which currently provides for an annual base salary of $315,016. Pursuant to the terms of his employment agreement, Mr. Costa has been granted certain rights in the event of the termination of his employment or upon the occurrence of a change in our control. Specifically, in the event of termination for any reason other than for cause and other than voluntarily, Mr. Costa will be entitled to the continuance of salary and certain fringe benefits for a period of twelve months and may exercise all outstanding stock options, which are exercisable during the twelve-month period following termination at any time within such twelve-month period. In the event of the occurrence of a change in our control (as defined in his employment agreement) and, further, in the event that Mr. Costa is not serving in the positions of our chief executive officer, president and chairman, other than for cause, within one year thereafter, then Mr. Costa will be entitled to receive a lump sum payment equal to 2.99 times Mr. Costa's base amount (as such term is defined in the Internal Revenue Code and applicable regulations thereunder) at the time of termination. Further, Mr. Costa will be entitled to receive continuation by us of life, medical, dental and disability coverage for a period of 36 months; all benefits due him or contributed by us on his behalf under any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan and payment of any excise tax due in connection with the change in control payments. He will also have the right to exercise or otherwise receive the benefit of all outstanding stock options.

     We have also granted certain rights in the event of termination of employment to Messrs. Connolly, Howes, O'Brien, Rideout, Sanders, Stern and Ms. Randall. In the event of involuntary termination other than for cause, each executive officer will be given six months severance pay and continued benefits. In addition, we have agreed to provide a maximum of one hundred days' advance written notice to Mr. Stern in the event we should desire to terminate his employment other than for cause. In such event, he shall be entitled to exercise all outstanding stock options, regardless of when otherwise exercisable, during a specified period following such termination. Mr. Rideout has also been granted a severance agreement which in the occurrence of a change in control, entitles him to continued salary and benefits for a period of twelve months.

     Mr. Rideout's current salary is $275,000 per year. A portion of this salary, equal to $50,000 per year, has been deferred since June 2000, with payment of this deferral to be made at such time as shall be determined by Mr. Costa.

COMPENSATION OF DIRECTORS

     During the fiscal year ended September 30, 2001, directors who were not otherwise our employees were compensated at the rate of $1,500 for attendance at each one-day and $2,500 for each two-day meeting of our board or any committee thereof; and $200 for participation at a telephonic meeting. In addition, outside directors are granted stock options periodically, typically on a yearly basis.

COMPENSATION COMMITTEE INTERLOCKS

     During the fiscal year ended September 30, 2001, the following officers and former officers participated in discussions concerning executive officer compensation: Pat V. Costa, Frank D. Edwards, Howard Stern, Robert H. Walker and John O'Brien. Each of the named participants recused himself in discussions concerning his own compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our common stock as of January 18, 2002 by:

     - each director;

     - each person known by us to own beneficially 5% or more of our common stock;

     - each officer named in the summary compensation table; and

     - all directors and executive officers as a group.

                                                                NUMBER OF SHARES
NAME AND ADDRESS OF                                              OF COMMON STOCK       PERCENT
BENEFICIAL OWNER(1)                                           BENEFICIALLY OWNED(2)    OF CLASS
- -------------------                                           ---------------------    --------
Pat V. Costa................................................         646,559(3)          1.46%
Frank A. DiPietro...........................................          94,446(4)             *
Jay M. Haft.................................................         532,497(5)          1.22%
Tomas Kohn..................................................          84,116(6)             *
Mark J. Lerner..............................................         106,392(7)             *
Howard Stern................................................         136,248(8)             *
Robert H. Walker............................................         136,444(9)             *
Frank D. Edwards............................................         68,829(10)             *
Curtis W. Howes.............................................         42,835(11)
Earl H. Rideout.............................................         88,104(12)             *
Neal H. Sanders.............................................         20,500(13)
Kenneth Griffin.............................................      4,381,062(14)          9.99%
  c/o Citadel Limited Partnership
  225 West Washington Street
  Chicago, IL 60606
Becker Capital Management, Inc,.............................      3,397,500(15)          7.80%
  1211 SW Fifth Ave., Suite 2185
  Portland, OR 97204
All current executive officers and directors as a group (14
  persons)..................................................      1,977,805(16)(17)      4.41%

- ---------------

  *  Denotes less than 1%.

 (1) Except as otherwise indicated, the address of each beneficial owner is 5 Shawmut Road, Canton, Massachusetts 02021.

 (2) Except as otherwise indicated, includes shares underlying currently exercisable options and warrants as well as those options and warrants which will become exercisable within 60 days of January 18, 2002. Except as otherwise indicated, the named persons herein have sole voting and dispositive power with respect to beneficially owned shares.

 (3) Includes 614,951 shares underlying options and 1,608 vested shares held under our retirement investment plan.

 (4) Includes 42,598 shares underlying options; also includes 31,770 shares owned of record by Mr. DiPietro's spouse.

 (5) Includes 59,598 shares underlying options; also includes 399,078 shares owned of record by Mr. Haft's spouse.

 (6) Includes 32,000 shares underlying options; also includes 1,684 shares owned of record by Mr. Kohn's spouse.

 (7) Includes 60,999 shares underlying warrants held by Morgen, Evan & Company, Inc., of which Mr. Lerner is the principal owner; also includes 42,598 shares underlying options.

 (8) Includes 89,235 shares underlying options and 6,183 vested shares held under our retirement investment plan.

 (9) Includes 83,341 shares underlying options and 20,632 shares held indirectly in a retirement account.

(10) Includes 42,000 shares underlying options.

(11) Includes 42,335 shares underlying options.

(12) Includes 87,789 shares underlying options and 315 vested shares held under our retirement investment plan.

(13) Includes 16,500 shares underlying options.

(14) Based on Schedule 13G/A, filed with the SEC on February 14, 2001, and subsequent transactions known to us, Fisher Capital Ltd. and Wingate Capital Ltd., beneficially owned, as of January 18, 2001, 7,641,193 and 4,230,725, respectively, of our shares, or an aggregate of 11,871,918 shares, including shares underlying prepaid warrants, incentive warrants and other warrants currently exercisable and exercisable within 60 days of January 18, 2002. Each holder of prepaid warrants is prohibited from exercising such warrants if exercise would cause the holder and its affiliates to own a number of shares which, when added to the number of shares of common stock beneficially owned 60 days prior to the date of such exercise plus any shares which were acquired during the 60 day period, would be in excess of 9.99% of our common stock outstanding immediately following such exercise. Therefore, the maximum number of shares of our common stock that can be beneficially owned by Fisher and Wingate in the aggregate is 4,381,062 shares.

      This SEC filing also reflects that:

      - Wellington Partners Limited Partnership is the sole shareholder of Wingate;

      - Kensington Global Strategies Fund, Ltd. is the sole shareholder of
        Fisher;

      - Citadel Limited Partnership is the general partner of Wellington and the portfolio manager of Kensington;

      - GLB Partners, L.P. is the general partner of Citadel Limited
        Partnership;

      - Citadel Investment Group, L.L.C. is the general partner of GLB; and

      - Kenneth Griffin is the sole member and manager of Citadel Investment Group.

      Citadel has informed us that Kenneth Griffin, Citadel Limited Partnership and each of the Citadel entities disclaims beneficial ownership of the shares of common stock held by the other Citadel entities.

(15) Based on the Schedule 13G filed with the SEC on January 30, 2001, Becker Capital Management has the sole power to vote 2,995,700 shares and the sole power to dispose of 3,397,500 shares. Such Schedule 13G notes that all such shares are owned by advisory clients of Becker Capital Management and that Becker Capital Management disclaims beneficial ownership of all such shares.

(16) Includes an aggregate of 1,229,779 shares underlying options and warrants.

(17) Includes an aggregate of 8,106 vested shares held in our investment retirement plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mark J. Lerner, one of our directors, is president of Morgen, Evan & Company. Mr. Lerner, through Morgen, Evan & Company, provided consultation services relative to our international marketing and sales efforts, for which we compensated Mr. Lerner, through Morgen, Evan & Company in the amount of $71,291 for services received during our fiscal year 2001.

     Jay M. Haft received compensation during fiscal year 2001 of $20,000 for consulting services provided to us.

     Robert H. Walker also provided consulting services and was paid $13,000 in fees.

     We believe that the compensation or fees paid to such parties was no greater than what would have had to be paid to an unaffiliated person for substantially similar services.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROBOTIC VISION SYSTEMS, INC.

Dated: January 25, 2002                   By:       /s/ PAT V. COSTA
                                            ------------------------------------
                                            Chairman, President and Chief
                                            Executive Officer