Form 10-Q
period 2001-12-31
ROBOTIC VISION SYSTEMS INC
filed 2002-02-14
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2001       Commission File Number 0-8623

                          ROBOTIC VISION SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                   11-2400145
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                 Identification Number)

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

Number of shares of common stock outstanding as of February 14, 2002   43,567,703

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                       DECEMBER 31,   SEPTEMBER 30,
                                                                          2001             2001
                                                                       ------------   -------------

                              ASSETS

Current Assets:
  Cash and cash equivalents ......................................      $   3,476       $   3,554
  Accounts receivable, net .......................................         11,449          14,866
  Inventories ....................................................         30,750          34,765
  Prepaid expenses and other current assets ......................          2,148           2,168
                                                                        ---------       ---------
    Total current assets .........................................         47,823          55,353
  Plant and equipment, net .......................................          9,158          10,393
  Goodwill, net ..................................................          4,161           4,265
  Software development costs, net ................................          8,885           9,944
  Other assets ...................................................          7,711           7,992
                                                                        ---------       ---------
                                                                        $  77,738       $  87,947
                                                                        =========       =========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving Credit Facility ......................................      $      --       $   2,385
  Notes payable and current portion of long-term debt ............          5,433           4,259
  Accounts payable ...............................................         11,186          13,694
  Accrued expenses and other current liabilities .................         16,185          17,401
  Deferred gross profit ..........................................          1,970           2,469
                                                                        ---------       ---------
    Total current liabilities ....................................         34,774          40,208
  Long-term debt .................................................          5,435           7,240
                                                                        ---------       ---------
    Total liabilities ............................................         40,209          47,448
  Commitments and contingencies ..................................           --              --
  Prepaid warrants ...............................................          4,919           7,067
  Stockholders' Equity:
  Common stock ...................................................            414             360
  Additional paid-in capital .....................................        273,263         270,564
  Accumulated deficit ............................................       (240,392)       (236,810)
  Accumulated other comprehensive loss............................           (675)           (682)
                                                                        ---------       ---------
    Total stockholders' equity ...................................         32,610          33,432
                                                                        ---------       ---------
                                                                        $  77,738       $  87,947
                                                                        =========       =========


See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED DECEMBER 31,
                                                       -------------------------------
                                                            2001           2000
                                                          --------       --------

Revenues ...........................................      $ 14,965       $ 38,964
Cost of revenues ...................................        10,330         24,588
                                                          --------       --------
  Gross profit .....................................         4,635         14,376
                                                          --------       --------
Operating costs and expenses:
Research and development expenses ..................         4,786          8,575
Selling, general and administrative expenses .......         9,704         14,737
Gain on sale of assets .............................        (6,935)          --
Severance and other costs ..........................           165          2,663
                                                          --------       --------
  Loss from operations .............................        (3,085)       (11,599)
Interest income (expense), net .....................          (354)            19
                                                          --------       --------
  Loss before provision for income taxes ...........        (3,439)       (11,580)
Provision for income taxes .........................          --             --
                                                          --------       --------
  Loss before cumulative effect of accounting change        (3,439)       (11,580)
Cumulative effect of accounting change .............          --           10,747
                                                          --------       --------
  Net loss .........................................      $ (3,439)      $(22,327)
                                                          ========       ========
Per Share:
Loss before cumulative effect of accounting change:
  Basic ............................................      $  (0.09)      $  (0.33)
  Diluted ..........................................      $  (0.09)      $  (0.33)
Cumulative effect of accounting change:
  Basic ............................................      $   --         $  (0.30)
  Diluted ..........................................      $   --         $  (0.30)
Net loss:
  Basic ............................................      $  (0.09)      $  (0.64)
  Diluted ..........................................      $  (0.09)      $  (0.64)
Weighted Average shares
  Basic ............................................        37,779         35,274
  Diluted ..........................................        37,779         35,274

See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                                             -------------------------------
                                                                                   2001           2000
                                                                                 --------       --------

OPERATING ACTIVITIES:
Net loss ..................................................................      $ (3,439)      $(22,327)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ...........................................         2,436          3,193
  Gain on sale of assets ..................................................        (6,935)          --
  Cumulative effect of accounting change ..................................          --           10,747
  Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
    Accounts receivable ...................................................         3,417         18,969
    Inventories ...........................................................         1,060         (8,073)
    Prepaid expenses and other current assets .............................            20           (264)
    Other assets ..........................................................           (72)           362
    Accounts payable ......................................................        (2,508)        (4,844)
    Accrued expenses and other current liabilities ........................            12            891
    Deferred gross profit .................................................          (499)        (2,120)
                                                                                 --------       --------
    Net cash used in operating activities .................................        (6,508)        (3,466)
                                                                                 --------       --------
INVESTING ACTIVITIES:
Additions to plant and equipment, net .....................................          (218)          (470)
Additions to software development costs ...................................          (518)          (955)
Proceeds from sale of assets ..............................................        10,189           --
Purchase of Abante Automation, Inc., net ..................................          --           (1,850)
                                                                                 --------       --------
  Net cash provided by (used in) investing activities .....................         9,453         (3,275)
                                                                                 --------       --------
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants ..................          --               15
Repayment of borrowings ...................................................        (3,016)          (312)
                                                                                 --------       --------
  Net cash used in financing activities ...................................        (3,016)          (297)
                                                                                 --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..............            (7)            31
                                                                                 --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................           (78)        (7,007)
CASH AND CASH EQUIVALENTS:
  Beginning of period .....................................................         3,554         22,947
                                                                                 ========       ========
  End of period ...........................................................      $  3,476       $ 15,940
                                                                                 ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid .............................................................      $    153       $    178
                                                                                 ========       ========
Taxes paid ................................................................      $     44       $    103
                                                                                 ========       ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable and future payments for acquisition of Abante Automation, Inc.      $   --         $  3,496
                                                                                 ========       ========
Cashless exercise of prepaid warrants for 4,586 shares of common stock ....      $  2,148       $   --
                                                                                 ========       ========
881 shares of common stock issued in payment of accrued warrant premium ...      $    606       $   --
                                                                                 ========       ========


See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") as of December 31, 2001, the consolidated statements of operations for the three month periods ended December 31, 2001 and 2000 and the consolidated statements of cash flows for the three month periods ended December 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001. The operating results for the three months ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

    The Company incurred a net loss of $104,373 for the fiscal year ended September 30, 2001 and used $12,584 of cash in operations during that same period. For the three-month period ended December 31, 2001, the Company incurred a net loss of $3,439 and used $6,508 of cash in operations during that same period. These results are primarily attributable to the worldwide downturn in demand for semiconductor capital equipment.

    Throughout fiscal 2001 and the first quarter of fiscal 2002, management took a series of steps, including reductions in headcount and exiting facilities, to reduce operating expenses and to restructure operations, in response to this downturn.

    As discussed in Note 10 to the financial statements, the Company sold the one-dimensional material handling business ("material handling business") as of December 15, 2001; the net proceeds from the disposition of the business were approximately $10,189, after closing costs.

    Management continues to implement plans intended to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. The Company has also taken actions to extend the payment terms relative to certain notes issued in connection with recent acquisitions. Such extensions have been agreed to either in writing or orally by the noteholders (see Note 7 to the financial statements). Management recognizes that additional financing will also be needed to continue to fund operations at current levels, and the Company is in discussions to raise such financing. Management believes that through a combination of the credit facility, customer advance payments, additional debt/equity financing, continued expense reductions and cash flows from operations, the Company will have sufficient liquidity to fund cash requirements for at least the next 12 months. If the Company is unsuccessful in obtaining additional financing, the Company would face a severe constraint on its ability to sustain operations at current levels, and management would intend to adjust operations consistent with the available resources. Such adjustments might include further work force reductions, exiting of facilities, or disposition of certain operations.

2. REVENUES, COST OF REVENUES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    In fiscal year 2001, the Company changed its method of accounting for revenue on certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Previously, the Company generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted retroactive as of October 1, 2000, the Company now recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts. The cumulative effect of the change as of October 1, 2000 resulted in a charge to operations of $10,747, which is included in the consolidated statement of operations for the three-month period ended December 31, 2000.

3. INVENTORIES

    Inventories consisted of the following:

                                     DECEMBER 31, 2001     SEPTEMBER 30, 2001
                                     -----------------     ------------------

     Raw Materials                        $16,266               $18,640
     Work-in-Process                        4,989                 4,968
     Finished Goods                         9,495                11,157
                                          -------               -------
               Total                      $30,750               $34,765
                                          =======               =======

    Inventory on consignment was $1,509 and $1,701 at December 31, 2001 and September 30, 2001, respectively.

4. EARNINGS PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income (loss) per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of earnings per share for the three months ended December 31, 2001 and 2000 are as follows:

                                                                                                 2001                2000
                                                                                               --------            --------

BASIC EARNINGS PER SHARE
Loss before cumulative effect of accounting change .................................           $ (3,439)           $(11,580)
Premium on prepaid warrants ........................................................               (143)               (193)
                                                                                               --------            --------
Loss before cumulative effect of accounting change - basic numerator ...............             (3,582)            (11,773)
Cumulative effect of accounting change - basic numerator ...........................               --                10,747
                                                                                               --------            --------
Net loss - basic numerator .........................................................           $ (3,582)           $(22,520)
Weighted average number of common shares - basic denominator .......................             37,779              35,274
                                                                                               --------            --------
Per Share:
Loss before cumulative effect of accounting change - basic .........................           $  (0.09)           $  (0.33)
                                                                                               ========            ========
Cumulative effect of accounting change - basic .....................................           $   --              $  (0.30)
                                                                                               ========            ========
Net loss - basic ...................................................................           $  (0.09)           $  (0.64)
                                                                                               ========            ========

DILUTED EARNINGS PER SHARE

Loss before cumulative effect of accounting change - basic numerator ...............           $ (3,582)           $(11,773)
Effect of conversion of prepaid warrants ...........................................               --                  --
                                                                                               --------            --------
Loss before cumulative effect of accounting change - diluted numerator .............             (3,582)            (11,773)
Cumulative effect of accounting change - diluted numerator .........................               --                10,747
                                                                                               --------            --------
Net loss - diluted numerator .......................................................           $ (3,582)           $(22,520)
Weighted average number of common shares - basic denominator .......................             37,779              35,274
Effect of conversion of prepaid warrants ...........................................               --                  --
Effect of other dilutive common stock options and warrants .........................               --                  --
                                                                                               --------            --------
Weighted average number of common and common equivalent shares - diluted denominator             37,779              35,274
                                                                                               --------            --------
Per Share:
Loss before cumulative effect of accounting change - diluted .......................           $  (0.09)           $  (0.33)
                                                                                               ========            ========
Cumulative effect of accounting change - diluted ...................................           $   --              $  (0.30)
                                                                                               ========            ========
Net loss - diluted .................................................................           $  (0.09)           $  (0.64)
                                                                                               ========            ========

For the three months ended December 31, 2001 and 2000, potential common shares were anti-dilutive due to the loss for the period. For the three months ended December 31, 2001 and 2000, the Company had potential common shares excluded from the earnings per share calculations of 8,397 and 9,264, respectively.

5. COMPREHENSIVE INCOME (LOSS)

    In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the three months ended December 31, 2001 and 2000, total comprehensive loss of $(3,432) and $(22,271), respectively, included net loss of $(3,439) and $(22,327), respectively, and foreign currency translation adjustments of $7 and $56, respectively.

6. SEGMENT INFORMATION

    The Company operates in two reportable segments serving the machine vision industry. The Company has determined segments primarily based on the nature of the products offered by the Semiconductor Equipment Group and the Acuity CiMatrix division. The Semiconductor Equipment Group is comprised of the Electronics, Systemation and Vanguard subdivisions. The Electronics subdivision, including Abante Automation Inc. ("Abante"), supplies inspection equipment to the semiconductor industry; the Systemation subdivision offers tape and reel component processing systems designed to handle and inspect chip scale packages ("CSP") and ball grid array ("BGA") packages; and the Vanguard subdivision is a supplier of BGA and CSP equipment for the semiconductor and connection industries. The Acuity CiMatrix division designs, manufactures and markets 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation.

    Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were $10 and $802 for the three months ended December 31, 2001 and 2000, respectively.

    Other loss is comprised of unallocated corporate general and administrative expenses. Other assets are comprised primarily of unallocated deferred taxes and corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments.

                                                                                                            2001          2000
                                                                                                          --------      --------

REVENUES:
Semiconductor Equipment ............................................................................      $  6,413      $ 29,228
Acuity CiMatrix ....................................................................................         8,552         9,736
                                                                                                          --------      --------
Total Revenues .....................................................................................      $ 14,965      $ 38,964
                                                                                                          --------      --------

INCOME (LOSS) FROM OPERATIONS
Semiconductor Equipment ............................................................................      $ (6,260)     $ (4,315)
Acuity CiMatrix (including the gain of $6,935 on the sale of the material handling business in 2001)         5,169        (5,341)
Other ..............................................................................................        (1,994)       (1,943)
                                                                                                          --------      --------
Total Loss from operations .........................................................................      $ (3,085)     $(11,599)
                                                                                                          --------      --------

DEPRECIATION AND AMORTIZATION
Semiconductor Equipment ............................................................................      $  1,568      $  2,115
Acuity CiMatrix ....................................................................................           824         1,045
Other ..............................................................................................            44            33
                                                                                                          --------      --------
Total depreciation and amortization ................................................................      $  2,436      $  3,193
                                                                                                          --------      --------

    The Company's loss from operations for the three months ended December 31, 2001 included severance and other charges of $135, and $30 for Semiconductor Equipment and Acuity CiMatrix, respectively. The Company's loss from operations for the three months ended December 31, 2000 included severance and other charges of $581, $2,013 and $69 for Semiconductor Equipment, Acuity CiMatrix and Other, respectively.

7.  REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

   REVOLVING CREDIT FACILITY

    The Company has credit totaling $10,000 under its credit facility that expires in April 2003. At December 31, 2001, there were no borrowings on the credit facility and the Company had $3,750 of availability under the line. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.75% at December 31, 2001).

   NOTES PAYABLE AND LONG-TERM DEBT:

    Notes payable and long-term debt at December 31, 2001 and September 30, 2001 consisted of the following:

                                                                                                               DEC 31       SEPT 30
                                                                                                                2001         2001
                                                                                                              --------     --------

Subordinated note payable -- 8.25%, payable in equal quarterly installments of $281 through June 2003 ...     $  1,688     $  1,969
Abante note payable -- 8% payable in installments .......................................................        1,250        1,500
Abante payable -- non-interest bearing, discounted at 8%, payable in installments through
   November 2005 ........................................................................................        2,017        2,129
AIID notes payable -- prime rate (4.75% at December 31, 2001 and 6.0% September 30, 2001), payable
in annual installments of $1,847 through January 2004 ...................................................        5,556        5,556
Other borrowings ........................................................................................          357          345
                                                                                                              --------     --------
Total notes payable and long-term debt ..................................................................       10,868       11,499
Less notes payable and current portion of long-term debt ................................................       (5,433)      (4,259)
                                                                                                              --------     --------
Long-term debt ..........................................................................................     $  5,435     $  7,240
                                                                                                              ========     ========

    On November 21, 2001, the $1,500 note payable issued to the former principals of Abante came due, together with 8% interest thereon from November 29, 2000. On the same date, the first of five annual installments on the Abante payable also became due, in the amount of $500. Pursuant to an oral agreement with the former principals, the Company paid the interest, $250 of note principal and $112 of the first installment, with the balance of the sums originally due on November 21, 2001 rescheduled for payment in installments from February 2002 through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of the Company's future payment obligations. While the Company is continuing discussions with the former Abante principals about this matter, the Company believes the oral agreement is enforceable and the Company intends to comply with the repayment terms of that agreement.

    On January 3, 2002, a payment of $1,847 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $200 of note principal to certain of these shareholders. The Company has reached an agreement in principle with the former stockholders who were not paid principal in January 2002 to pay the sums originally due on January 3, 2002 in three equal installments in April 2002, August 2002 and December 2002.

8.  ACQUISITION

    On November 29, 2000, the Company acquired the outstanding shares of Abante for approximately $1,850 in cash, a twelve-month note of $1,500 at 8% interest and recorded the net present value of future minimum payments of $500 per year for 5 years using a discount rate of 8% (see Note 7). Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries.

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

9.  RESTRUCTURING

    In the three months ended December 31, 2001, the Company took additional steps in order to reduce its costs, including a reduction of approximately 30 employees. The charge for severance and other costs of $169 primarily was for severance. As September 30, 2001, the Company had $1,277 of remaining restructuring charges to be paid. A summary of these restructuring costs is as follows:

FISCAL 2002 ROLLFORWARD                  LIABILITY AT     AMOUNTS     AMOUNTS      AMOUNTS     LIABILITY AT
                                        SEPT. 30, 2001    REVERSED    ACCRUED        PAID       DEC. 31, 2001
                                        --------------    --------    -------      -------     -------------

  Severance payments to employees           $  917         $ --        $  169       $  453         $  633
  Exit costs from facilities ....              360              4        --           --              356
                                            ------         ------      ------       ------         ------
  Subtotal restructuring ........           $1,277         $    4      $  169       $  453         $  989
                                            ------         ------      ------       ------         ------

     In the three months ended December 31, 2000, the Company took steps in order to reduce its costs. These steps primarily included a reduction of approximately 110 employees and a restructuring of European operations. The charge for severance and other costs of $2,663 included severance costs of approximately $1,475, exit costs from facilities of $609 and the write-off of other tangible and intangible assets of $579.

10.   SALE OF PRODUCT LINE

     As of December 15, 2001 the Company sold its one-dimensional material handling product line ("material handling business"), which had been part of the Company's Acuity CiMatrix division, to affiliates of SICK AG of Germany. The material handling business had designed, manufactured and marketed one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries. The sales price was $11,500, which includes the right to receive $500 following the expiration of a 16 month escrow to cover indemnification claims. The costs of the transaction were approximately $800. The Company has recorded a net gain of $6,935 in the three month period ended December 31, 2001, related to the sale of the material handling business. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2,800 and had an operating loss of approximately $250.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As of December 15, 2001, we sold our one-dimensional material handling product line ("material handling business"), which had been part of our Acuity CiMatrix division, to affiliates of SICK AG of Germany for approximately $11.5 million. This price includes the right to receive $0.5 million following the expiration of a 16 month escrow to cover indemnification claims. The costs of this transaction were approximately $0.8 million. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2.8 million and had an operating loss of approximately $0.25 million. The material handling business had revenues and operating income of approximately $16.1 million and $0.2 million, respectively, in fiscal 2000. The sale of the business will reduce our revenues and operating expenses in future quarters. The following discussion of results of operations includes the operations of the material handling business through December 15, 2001.

RESULTS OF OPERATIONS

    For the three months ended December 31, 2001, bookings were $10.0 million and revenues were $15.0 million. The bookings and revenues in the three months ended December 31, 2001, included $1.7 million and $2.8 million, respectively, associated with our material handling business. This compares to bookings of $15.0 million and revenues of $16.5 million for the three months ended September 30, 2001 and to bookings of $31.4 million and revenues of $39.0 million for the three months ended December 31, 2000. The decline in our bookings and revenues in the current quarter is a reflection of a sharp industry slowdown, as a result of which our customers have decreased demand for our products. At December 31, 2001 and December 31, 2000, backlog was $8.9 million and $35.7 million, respectively. The December 31, 2001 ending backlog excludes $1.7 million of backlog transferred with the sale of the material handling business.

    In the Semiconductor Equipment Group, revenues fell to $6.4 million in the three months ended December 31, 2001, which compares to revenues of $8.7 million in the three months ended September 30, 2001 and $29.2 million for the three months ended December 31, 2000. The decrease in our revenues in the current quarter reflects a continued dramatic slowdown in demand from the semiconductor capital equipment industry.

    In the Acuity CiMatrix division, revenues increased to $8.6 million in the three months ended December 31, 2001 as compared with revenues of $7.8 million in the three months ended September 30, 2001, but decreased from $9.7 million for the three months ended December 31, 2000. The increase in revenues in the current quarter as compared to the three months ended September 30, 2001 reflects a demand for our machine vision products and customers implementing direct part mark reading programs. The decrease in our revenues in the current quarter as compared to the prior year reflects a dramatic slowdown in demand from the semiconductor capital equipment industry, into which we sell our machine vision products.

    The gross profit margin was negatively affected by the decline in revenues. The gross margin was 31.0% of revenues in the three months ended December 31, 2001 compared to 36.9% of revenues in the three months ended December 31, 2000. The lower gross profit margin primarily reflects the impact of the fixed costs as a percentage of the lower level of sales in the Semiconductor Equipment Group. The gross profit margin, as a percentage of revenues, for the Semiconductor Equipment Group decreased to 9.6% for the three months ended December 31, 2001 compared to 34.6% for the three months ended December 31, 2000. Gross profit margin, as a percentage of revenues for the Acuity CiMatrix division increased to 47.0% for the three months ended December 31, 2001 compared to 43.7% for the three months ended December 31, 2000.

    Research and development expenses were $4.8 million, or 32% of revenues, in the three months ended December 31, 2001, compared to $8.6 million, or 22% of revenues, in the three months ended December 31, 2000. The level of expense reflects spending associated with our continued efforts to maintain our market position and ensure we have the appropriate products for our customers when demand returns.

    In our Semiconductor Equipment Group, the research and development projects included work on the new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems. At Acuity CiMatrix, we continued to invest in enhancing our two-dimensional barcode reading products and expanding our machine vision platform, Visionscape.

    In the three months ended December 31, 2001, we capitalized approximately $0.5 million in software development costs under Statement of Financial Accounting Standards No. 86 as compared with $1.0 million in the three months ended December 31, 2000.

The related amortization expense was $0.8 million and $1.1 million for the three months ended December 31, 2001 and 2000, respectively, and is included in cost of sales.

    Selling, general and administrative expenses were $9.7 million, or 65% of revenues, in the three months ended December 31, 2001, compared to $14.7 million, or 38% of revenues, in the three months ended December 31, 2000. The lower level of expenses reflects a combination of lower levels of variable selling expenses associated with the decrease in revenues and the lower level of fixed costs, based on the many cost reductions taken in fiscal 2001.

    In the three months ended December 31, 2001, we took additional steps in order to reduce our costs, including a reduction of approximately 30 employees. The charge for severance and other costs of $0.2 million primarily was for severance. At September 30, 2001, we had $1.3 million of remaining restructuring charges to be incurred. A summary of these restructuring costs is as follows:

FISCAL 2002 ROLLFORWARD (IN THOUSANDS)     LIABILITY AT      AMOUNTS      AMOUNTS      AMOUNTS     LIABILITY AT
                                          SEPT. 30, 2001     REVERSED     ACCRUED        PAID      DEC. 31, 2001
                                          --------------     --------     -------      --------    -------------

Severance payments to employees               $  917          $ --         $  169       $  453        $  633
Exit costs from facilities ....                  360               4         --           --             356
                                              ------          ------       ------       ------        ------
Subtotal restructuring ........               $1,277          $    4       $  169       $  453        $  989
                                              ------          ------       ------       ------        ------

    Also, in the three months ended December 31, 2000, we took steps in order to reduce our costs. These steps primarily included a reduction of approximately 110 employees and a restructuring of our European operations. The charge for severance and other costs of $2.7 million included severance costs of approximately $1.5 million, exit costs from facilities of $0.6 million and the write-off of other tangible and intangible assets of $0.6 million.

    Net interest expense was $354 thousand in the three months ended December 31, 2001, compared to net interest income of $19 thousand in the three months ended December 31, 2000. The fiscal 2002 interest expense relates primarily to the acquisition debt and also reflects some bank borrowings during the current quarter versus the minimal net interest income produced on the cash balance offset by the minor interest expense on our debt in fiscal 2001.

    There was no tax provision in the three months ended December 31, 2001 and 2000, due to the losses incurred and full valuation allowance provided against net operating loss carryforwards.

    LIQUIDITY AND CAPITAL RESOURCES

    Our cash balance decreased $0.1 million, to $3.5 million, in the three months ended December 31, 2001, as a result of $6.5 million of net cash used in operating activities, $9.4 million of net cash provided by investing activities, including $10.2 million in net proceeds from the sale of the material handling business, and $3.0 million of net cash used in financing activities.

    The $6.5 million of net cash used in operating activities was primarily a result of the $3.4 million loss in the quarter, a $6.9 million gain on sale of the material handling business, a $2.5 million decrease in accounts payable and a $0.5 million decrease in deferred gross profit, which was partially offset by decreases in accounts receivable and inventories of $3.4 million and $1.0 million, respectively and depreciation and amortization of $2.4 million.

    Additions to plant and equipment were $0.2 million in the three months ended December 31, 2001, as compared to $0.5 million in the three months ended December 31, 2000. The capitalized software development costs in the three months ended December 31, 2001 and 2000 were $0.5 million and $1.0 million, respectively.

    At December 31, 2001, we had credit totaling $10.0 million under our credit facility that expires in April 2003. At December 31, 2001, there were no borrowings on the credit facility and we had $3.7 million of availability under the line. At September 30, 2001, the outstanding principal on the credit facility totaled approximately $2.4 million. Outstanding balances bear interest at a variable rate as determined perodically by the bank (5.75% at December 31, 2001).

    On November 21, 2001, a $1,500 note issued to the former principals of Abante came due, together with 8% interest thereon from November 29, 2000. On the same date, the first of five annual installments also became due, in the amount of $500. Pursuant to an oral agreement with the former principals, we paid the interest, $250 of note principal and $112 of the first installment, with the balance of the sums originally due on November 21, 2001 rescheduled for payment in installments from February 2002 through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of our future payment obligations. While we are continuing discussions with the former Abante principals about this matter, we believe the oral agreement is enforceable and we intend to comply with the repayment terms of that agreement.

    On January 3, 2002, a payment of $1.8 million under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, we paid the interest and approximately $0.2 million of note principal to certain of these shareholders. We have reached an agreement in principle with the former stockholders who were not paid principal in January 2002 to pay the sums originally due on January 3, 2002 in three equal installments in April 2002, August 2002 and December 2002.

     Management continues to implement plans intended to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. We have also taken actions to extend the payment terms relative to certain notes issued in connection with recent acquisitions. Such extensions have been agreed to either in writing or orally by the noteholders (see Note 7 to the financial statements). Management recognizes that additional financing will also be needed to continue to fund operations at current levels, and we are in discussions to raise such financing. Management believes that through a combination of the credit facility, customer advance payments, additional debt/equity financing, continued expense reductions and cash flows from operations, we will have sufficient liquidity to fund cash requirements for at least the next 12 months. If we are unsuccessful in obtaining additional financing, we would face a severe constraint on our ability to sustain operations at current levels, and management would intend to adjust our operations consistent with the available resources. Such adjustments might include further work force reductions, exiting of facilities, or disposition of certain operations.

EFFECT OF INFLATION

    Management believes that during the three months ended December 31, 2001 the effect of inflation was not material.

RECENT ACCOUNTING PRONOUNCEMENTS

    Business Combinations -- In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption of SFAS No. 142. We are required to adopt SFAS No. 142 on October 1, 2002. We are currently assessing, but have not yet determined, the impact of SFAS No. 142 on our financial position and results of operations.

    Impairments -- In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121. The new statement establishes a single accounting model for long-lived assets to be disposed of by sale. Under its provisions, which apply to both continuing and discontinued operations, companies must measure long-lived assets at the lower of fair value, less cost to sell, or the carrying amount. As a result, amounts reported as discontinued operations should no longer be reported at net realizable value or include any losses that have not yet occurred. We are required to adopt SFAS No. 144 on October 1, 2002. We are currently assessing, but have not yet determined, the impact of SFAS No. 144 on our financial position and results of operations.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in our business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control, including the following: our principal market is the highly cyclical semiconductor industry which causes a cyclical impact on our financial results; our return to sustained profitability cannot be assured; the market for semiconductor capital equipment is highly concentrated; economic difficulties encountered by certain of our foreign customers have resulted in order cancellations and reduced collections of outstanding accounts receivable; development of our products requires significant lead time and we may fail to correctly anticipate the technical needs of our markets; inadequate cash flows and restrictions in our banking arrangements may impede production and prevent us from investing sufficient funds in research and development; our success is dependent on our ability to hire and retain qualified personnel; the large number of shares available for future sale could adversely affect the price of our common stock; and our stock price is volatile.

    Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including those set forth above, describe factors, among others, that could contribute to or cause such differences.

    This 10-Q should be read in conjunction with detailed risk factors in our annual report on Form 10-K, and other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Financial instruments that potentially subject us to concentrations of credit-risk consist principally of cash equivalents and trade receivables. We place our cash equivalents with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are denominated in U.S. dollars, mostly from major corporations or distributors or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

    We believe that our exposure to currency exchange fluctuation risk is insignificant because the operations of our international subsidiaries are immaterial. Sales of our U.S. divisions to foreign customers are primarily U.S. dollar denominated. During fiscal 2001 and 2002, we did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of foreign currency sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

    We estimate the fair value of our notes payable and long-term liabilities based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value. The fair value of the shares into which the prepaid warrants was exercisable at December 31, 2001 was approximately $10.2 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    A number of purported securities class actions were filed against us, Pat V. Costa, our Chief Executive Officer, and Frank Edwards, our former Chief Financial Officer, in Federal District Court for the District of Massachusetts in the summer of 2001. The Court consolidated these actions and appointed two lead plaintiffs. Thereafter, the lead plaintiffs filed a consolidated amended complaint. On February 1, 2002, we filed a motion to dismiss the action. This case remains at a preliminary stage and no discovery proceedings have taken place. We believe that these claims are without merit and intend to defend vigorously against them.

    In January, 2002, an action previously initiated by one of our vendors in state court in Wisconsin was settled with us agreeing to make certain payments to the vendor and the vendor agreeing to make certain product deliveries to us.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - none

    (b) Report on Form 8-K. During the quarter ended December 31, 2001, we filed a current report on Form 8-K, dated October 1, 2001, with the Securities and Exchange Commissions. The item reported on such Form 8-K was Item 5 - Other Events, which referenced the announcement of John J. Connolly joining us.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROBOTIC VISION SYSTEMS, INC.
                                            -----------------------------------
                                                        Registrant


Dated: February 14, 2002                             /s/ PAT V. COSTA
                                            -----------------------------------
                                                       PAT V. COSTA
                                                     President and CEO
                                               (Principal Executive Officer)


Dated: February 14, 2002                           /s/ JOHN J. CONNOLLY
                                            -----------------------------------
                                                     JOHN J. CONNOLLY
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                   Accounting Officer)