Form 10-Q
period 2002-03-31
ROBOTIC VISION SYSTEMS INC
filed 2002-05-10
CIK 225868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the Quarterly Period Ended MARCH 31, 2002      Commission File Number 0-8623

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

                                  Yes |X| No | |

Number of shares of Common Stock outstanding as of May 9, 2002       60,602,775



================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                  MARCH 31,      SEPTEMBER 30,
                                                                                    2002              2001
                                                                                -------------    -------------
                                    ASSETS
Current Assets:
  Cash and cash equivalents .................................................   $         467    $       3,554
  Accounts receivable, net ..................................................          11,417           14,866
  Inventories ...............................................................          28,532           34,765
  Prepaid expenses and other current assets .................................           1,923            2,168
                                                                                -------------    -------------
    Total current assets ....................................................          42,339           55,353
  Plant and equipment, net ..................................................           8,104           10,393
  Goodwill, net .............................................................           4,057            4,265
  Software development costs, net ...........................................           8,477            9,944
  Other assets ..............................................................           7,372            7,992
                                                                                -------------    -------------
                                                                                $      70,349    $      87,947
                                                                                =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving Credit Facility .................................................   $       5,445    $       2,385
  Notes payable and current portion of long-term debt .......................           6,409            4,259
  Accounts payable ..........................................................           9,556           13,694
  Accrued expenses and other current liabilities ............................          13,778           17,401
  Deferred gross profit .....................................................           2,051            2,469
                                                                                -------------    -------------
    Total current liabilities ...............................................          37,239           40,208
  Long-term debt ............................................................           3,351            7,240
                                                                                -------------    -------------
    Total liabilities .......................................................          40,590           47,448
  Commitments and contingencies .............................................
  Prepaid warrants ..........................................................           1,439            7,067
  Stockholders' Equity:
  Common stock, $0.01 par value; shares authorized, 75,000 shares; issued and
    outstanding, March 31, 2002 -- 48,010 and September 30,2001 -- 35,960 ...             481              360
  Additional paid-in capital ................................................         277,762          270,564
  Accumulated deficit .......................................................        (249,165)        (236,810)
  Deferred compensation .....................................................            (138)              --
  Accumulated other comprehensive loss ......................................            (620)            (682)
                                                                                -------------    -------------
    Total stockholders' equity ..............................................          28,320           33,432
                                                                                -------------    -------------
                                                                                $      70,349    $      87,947
                                                                                =============    =============

                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  MARCH 31,                     MARCH 31,
                                                           -----------------------       -----------------------
                                                             2002           2001           2002           2001
                                                           --------       --------       --------       --------
Revenues ............................................      $ 14,043       $ 31,307       $ 29,008       $ 70,271
Cost of revenues ....................................         8,657         19,497         18,987         44,084
Inventory provisions ................................            --         10,299             --         10,299
                                                           --------       --------       --------       --------
  Gross profit ......................................         5,386          1,511         10,021         15,888
                                                           --------       --------       --------       --------
Operating costs and expenses:
  Research and development expenses .................         4,502          7,762          9,288         16,337
  Selling, general and administrative expenses ......         9,148         13,913         18,852         28,651
  Gain on sale of assets ............................            --             --         (6,935)            --
  Severance and other charges .......................           211          1,037            376          3,700
  In-process research and development ...............            --          1,050             --          1,050
                                                           --------       --------       --------       --------
    Loss from operations ............................        (8,475)       (22,251)       (11,560)       (33,850)

Interest expense, net ...............................          (243)          (207)          (597)          (188)
                                                           --------       --------       --------       --------
  Loss before income taxes ..........................        (8,718)       (22,458)       (12,157)       (34,038)
Provision for income taxes ..........................            --             --             --             --
                                                           --------       --------       --------       --------
Loss before cumulative effect of accounting change ..        (8,718)       (22,458)       (12,157)       (34,038)
  Cumulative effect of accounting change ............            --             --             --        (10,747)
                                                           --------       --------       --------       --------
Net loss ............................................      $ (8,718)      $(22,458)      $(12,157)      $(44,785)
                                                           ========       ========       ========       ========

Per Share:
Loss before cumulative effect:
  Basic .............................................      $  (0.19)      $  (0.63)      $  (0.28)      $  (0.97)
                                                           ========       ========       ========       ========
  Diluted ...........................................      $  (0.19)      $  (0.63)      $  (0.28)      $  (0.97)
                                                           ========       ========       ========       ========
Cumulative effect of accounting change:
  Basic .............................................            --             --             --       $  (0.30)
  Diluted ...........................................            --             --             --       $  (0.30)
Loss per share:
  Basic .............................................      $  (0.19)      $  (0.63)      $  (0.28)      $  (1,27)
                                                           ========       ========       ========       ========
  Diluted ...........................................      $  (0.19)      $  (0.63)      $  (0.28)      $  (1.27)
                                                           ========       ========       ========       ========
Weighted average shares
  Basic .............................................        45,354         35,698         43,509         35,483
  Diluted ...........................................        45,354         35,698         43,509         35,483

                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        2002           2001
                                                                                      --------       --------
OPERATING ACTIVITIES:
Net loss .......................................................................      $(12,157)      $(44,785)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ................................................         4,896          7,441
  Gain on sale of assets .......................................................        (6,935)            --
  Issuance of warrants .........................................................            29             --
  Cumulative effect of accounting change .......................................            --         10,747
  Inventory provisions .........................................................            --         10,299
  In-process research and development ..........................................            --          1,050
  Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
    Accounts receivable ........................................................         3,449         32,486
    Inventories ................................................................         3,279         (4,993)
    Prepaid expenses and other current assets ..................................           245            194
    Other assets ...............................................................          (159)          (419)
    Accounts payable ...........................................................        (4,138)       (13,339)
    Accrued expenses and other current liabilities .............................        (1,500)        (2,793)
    Deferred gross profit ......................................................          (418)        (4,887)
                                                                                      --------       --------
    Net cash used in operating activities ......................................       (13,409)        (8,999)
                                                                                      --------       --------
INVESTING ACTIVITIES:
Additions to plant and equipment, net ..........................................          (373)        (1,037)
Additions to software development costs ........................................          (829)        (1,625)
Proceeds from sale of assets ...................................................        10,189             --
Cash paid for acquisitions, net ................................................            --         (3,125)
                                                                                      --------       --------
  Net cash provided by (used in) investing activities ..........................         8,987         (5,787)
                                                                                      --------       --------
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants .......................            --             25
Net borrowings under the revolving line of credit ..............................         3,060             --
Repayment of long-term borrowings ..............................................        (1,739)          (158)
                                                                                      --------       --------
  Net cash used in financing activities ........................................         1,321           (133)
                                                                                      --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ...................            14             57
                                                                                      --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................        (3,087)       (14,862)
CASH AND CASH EQUIVALENTS:
  Beginning of period ..........................................................         3,554         22,947
                                                                                      ========       --------
  End of period ................................................................      $    467       $  8,085
                                                                                      ========       ========
Supplemental Cash Flow Information:
Interest paid ..................................................................      $    580       $    368
                                                                                      ========       ========
Taxes paid .....................................................................      $     55       $    157
                                                                                      ========       ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable and future payments for acquisition ...............................      $     --       $  9,053
                                                                                      ========       ========
Cashless exercise of prepaid warrants for 10,036 shares of common stock ........      $  5,627       $     --
                                                                                      ========       ========
Issuance of 2,012 shares of common stock in payment of accrued warrant premium .      $  1,521       $     --
                                                                                      ========       ========

                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") as of March 31, 2002, the consolidated statements of operations for the three and six month periods ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the six month periods ended March 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition at March 31, 2002 and results of operations and cash flows for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001. The operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

      The Company incurred a net loss of $104,373 for the fiscal year ended September 30, 2001 and used $12,584 of cash in operations during that same period. For the six-month period ended March 31, 2002, the Company incurred a net loss of $12,157 and used $13,409 of cash in operations during that same period. These results are primarily attributable to the worldwide downturn in demand for semiconductor capital equipment.

      Throughout fiscal 2001 and through the second quarter of fiscal 2002, management took a series of steps, including reductions in headcount and exiting facilities, to reduce operating expenses and to restructure operations in response to this downturn.

      As discussed in Note 10, the Company sold the one-dimensional material handling business ("material handling business") as of December 15, 2001; the net proceeds from the disposition of the material handling business were approximately $10,189, after closing costs.

      On May 2, 2002, the Company completed a private placement, which raised $13,500, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002, and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005. The private placement also included warrants issued to the placement agent to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. The Company may call the $1.50 warrants, effectively forcing conversion, if the price of the Company's common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The proceeds of the financing will be used for general corporate purposes, including working capital.

      Management continues to implement plans intended to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. The Company has also taken actions to extend the payment terms relative to certain notes issued in connection with recent acquisitions. As discussed above, on May 2, 2002 the Company completed a private placement of its common stock for net proceeds of $13,500. Management believes that the proceeds from the private placement, availability of funds under the credit facility, customer advance payments, continued expense reductions and cash flows from operations, will provide sufficient liquidity to fund cash requirements of the Company for at least the next 12 months.

2. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

      In fiscal year 2001, the Company changed its method of accounting for revenue on certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Previously, the Company generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted as of October 1, 2000, the Company now recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts.

The cumulative effect of the change as of October 1, 2000 resulted in a charge to operations of $10,747, which is included in the consolidated statement of operations for the six month period ended March 31, 2001.

3. INVENTORIES

      Inventories consisted of the following:

                                                              MARCH 31, 2002       SEPTEMBER 30, 2001
                                                              --------------       ------------------
     Raw Materials.....................................           $14,107                $ 18,640
     Work-in-Process...................................             5,738                   4,968
     Finished Goods....................................             8,687                  11,157
                                                                  -------                --------
               Total...................................           $28,532                $ 34,765
                                                                  =======                ========

      Inventory on consignment was $1,452 and $1,701 at March 31, 2002 and September 30, 2001, respectively.

4. EARNINGS PER SHARE

      Basic net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of earnings per share for the three and six month periods ended March 31, 2002 and 2001 are as follows:

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                    MARCH 31,                    MARCH 31,
                                                                              ----------------------      ----------------------
                                                                                2002          2001          2002          2001
                                                                              --------      --------      --------      --------
BASIC AND DILUTED EPS
Loss before cumulative effect ...........................................     $ (8,718)     $(22,458)     $(12,157)     $(34,038)
Premium on prepaid warrants .............................................          (55)         (174)         (198)         (367)
                                                                              --------      --------      --------      --------
Loss before cumulative effect--basic numerator ..........................       (8,773)      (22,632)      (12,355)      (34,405)
Cumulative effect of accounting change--basic numerator .................           --            --            --       (10,747)
                                                                              --------      --------      --------      --------
Net loss--basic numerator ...............................................       (8,773)      (22,632)      (12,355)      (45,152)
Weighted average number of common shares--basic and diluted denominator .       45,354        35,698        43,509        35,483
                                                                              ========      ========      ========      ========
Per Share:
Loss before cumulative effect--basic ....................................     $  (0.19)     $  (0.63)     $  (0.28)     $  (0.97)
                                                                              --------      --------      --------      --------
Cumulative effect of accounting change--basic ...........................           --            --            --      $  (0.30)
                                                                              --------                    --------      --------
Net loss--basic and diluted .............................................     $  (0.19)     $  (0.63)     $  (0.28)     $  (1.27)
                                                                              --------      --------      --------      --------

      For the three month periods ended March 31, 2002 and March 31, 2001 and for the six month periods ended March 31, 2002 and March 31, 2001, the Company had potential common shares excluded from the earnings per share of 7,777, 8,017, 7,869 and 7,027, respectively, as they were anti-dilutive.

5.  COMPREHENSIVE INCOME (LOSS)

      In addition to net loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. The following table presents information about the Company's comprehensive loss for the following periods:

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 MARCH 31,                  MARCH 31,
                                                          ---------------------      ----------------------
                                                            2002         2001          2002          2001
                                                          --------     --------      --------      --------
Net loss ............................................     $ (8,718)    $(22,458)     $(12,157)     $(44,785)
Effect of foreign currency translation adjustments ..           55           (2)           62            54
                                                          --------     --------      --------      --------
Comprehensive loss ..................................     $ (8,663)    $(22,460)     $(12,095)     $(44,731)
                                                          --------     --------      --------      --------

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

      Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were $0 and $953 for the six month periods ended March 31, 2002 and 2001, respectively.

      Other loss is comprised of unallocated corporate general and administrative expenses. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments.

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   MARCH 31,                  MARCH 31,
                                                            ----------------------      ----------------------
                                                              2002          2001          2002          2001
                                                            --------      --------      --------      --------
REVENUES:
Semiconductor Equipment ...............................     $  7,262      $ 22,009      $ 13,675      $ 51,237
Acuity CiMatrix .......................................        6,781         9,298        15,333        19,034
                                                            --------      --------      --------      --------
          Total Revenues ..............................     $ 14,043      $ 31,307      $ 29,008      $ 70,271
                                                            --------      --------      --------      --------

LOSS FROM OPERATIONS:
Semiconductor Equipment ...............................     $ (4,997)     $(12,317)     $(11,257)     $(16,632)
Acuity CiMatrix (including the gain of $6,935 on the
   sale of the material handling business in 2002) ....       (1,455)       (7,848)        3,714       (13,189)
Other .................................................       (2,023)       (2,086)       (4,017)       (4,029)
                                                            --------      --------      --------      --------
          Total loss from operations ..................     $ (8,475)     $(22,251)     $(11,560)     $(33,850)
                                                            --------      --------      --------      --------

DEPRECIATION AND AMORTIZATION:
Semiconductor Equipment ...............................     $  1,583      $  2,315      $  3,151      $  4,430
Acuity CiMatrix .......................................          719         1,594         1,543         2,944
Other .................................................          158            34           202            67
                                                            --------      --------      --------      --------
          Total depreciation and amortization .........     $  2,460      $  3,943      $  4,896      $  7,441
                                                            --------      --------      --------      --------

      The Company's loss from operations for the six months ended March 31, 2002 included severance and other charges of $350 and $26 for Semiconductor Equipment and Acuity CiMatrix, respectively. The Company's loss from operations for the six months ended March 31, 2001 included severance and other charges of $1,125, $2,506 and $69 for Semiconductor Equipment, Acuity CiMatrix and Other, respectively.

7. REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

Revolving Credit Facility

      The Company has a $10,000 credit facility that expires in April 2003. At March 31, 2002, borrowings under the credit facility were $5,445 and the Company had $709 of remaining availability under the line. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.75% at March 31, 2002). On April 3, 2002, the credit facility was amended, primarily consenting to modifications to the Articles of Incorporation and to decrease future quarterly minimum net worth covenants for periods after September 30, 2002. The Company was in compliance with the covenants at March 31, 2002.

Notes Payable and Long-Term Debt:

      Notes payable and long-term debt at March 31, 2002 and September 30, 2001 consisted of the following:

                                                                        MARCH 31,        SEPTEMBER 30,
                                                                          2002               2001
                                                                      -------------      -------------
Subordinated note payable--8.25%, payable in equal
   quarterly installments of $281 through June 2003 .............     $       1,406      $       1,969
Abante note payable--8% payable in installments ................              1,000              1,500
Abante payable--non-interest bearing, discounted at 8%,
   payable in installments through November 2005 ................             1,930              2,129
AIID notes payable--prime rate (4.75% at March 31, 2002
   and 6.0% September 30, 2001), payable in installments
   through January 2004 .........................................             5,301              5,556
Other borrowings ................................................               123                345
                                                                      -------------      -------------
Total notes payable and long-term debt ..........................             9,760             11,499
Less notes payable and current portion of long-term debt ........            (6,409)            (4,259)
                                                                      -------------      -------------
Long-term debt ..................................................     $       3,351      $       7,240
                                                                      =============      =============

      On November 21, 2001, the $1,500 note payable issued to the former principals of Abante came due, together with 8% interest thereon from November 29, 2000. On the same date, the first of five annual installments on the Abante payable also became due, in the amount of $500. Pursuant to an oral agreement with the former principals, the Company paid on November 21, 2001 the interest, $250 of note principal and approximately $112 of the first installment, and on February 21, 2002 the Company paid interest, $250 of note principal and approximately $150 of the first installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of the Company's future payment obligations. The Company believes the oral agreement is enforceable and is continuing to make payments in accordance with the terms of that agreement.

      On January 3, 2002, a payment of $1,855 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company has reached an agreement with the other former stockholders to pay the sums originally due on January 3, 2002 in three equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants with an exercise price of $1.14 per share. The fair value of these warrants, totaling approximately $137, is being charged to operations through January, 2003.

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

      On January 3, 2001, the Company acquired the outstanding shares of AIID for approximately $1,200 in cash and three-year notes payable at $1,855 per year at prime rate (see Note 7). AIID designs, manufactures and markets products for reading direct part marks and two-dimensional bar codes.

      The acquisitions have been accounted for as purchases and, accordingly, the results of Abante and AIID are included in the consolidated statements of operations of the Company since their respective dates of acquisition. Under the purchase method of accounting, the acquired assets and assumed liabilities have been recorded at their estimated fair values at the dates of acquisition. The Company hired an independent appraisal firm that completed valuations of the identifiable intangible assets acquired for purposes of allocating the purchase price.

      The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2006. The projected cash flows were discounted using a 30% rate. The value assigned to in-process technology relates primarily to one research project, that had not reached technological feasibility. The efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be designed to meet their design specifications, including function, features and technical performance requirements. The valuation of the in-process research and development was determined separately from all other acquired assets using the percentage of completion method. The percentage of completion ratio of 64% was calculated by dividing the total expenditures to date for the project by the total estimated expenditures.

      The Company expensed $1,050 related to in-process research and development in the quarter ended March 31, 2001.

9. RESTRUCTURING

      During the three and six month periods ended March 31, 2002, the Company took additional steps in order to reduce its costs, including a reduction of approximately 30 and 60 employees, respectively. These employees were primarily in manufacturing and research and development functions. The charges for severance and other charges in the first and second quarters of fiscal 2002 were $165 and $211, respectively, net of reversals of $4 and $331 of charges for the first and second quarters, respectively. The reversal of charges is due to a change in operating plans by the Company, which changed plans to close a facility, and severance costs previously accrued for the reduction of employees at that facility have now been reversed. At September 30, 2001, the Company had $1,277 of remaining restructuring charges to be paid. A summary of these restructuring costs is as follows:

                                                                                     Q1            Q2
                                                                                 FISCAL 2002   FISCAL 2002             LIABILITY AT
                                                      LIABILITY AT      AMOUNTS    AMOUNTS       AMOUNTS     AMOUNTS     MARCH 31,
                                                     SEPT. 30, 2001    REVERSED    ACCRUED       ACCRUED       PAID        2002
                                                     --------------    --------  -----------   -----------   --------  ------------
Severance payments to employees ...................    $      917      $    256   $      169    $      542   $    974   $      398
Exit costs from facilities ........................           360            79           --            --         82          199
Write-off of other tangible and intangible assets .            --            --           --            --         --           --
                                                       ----------      --------   ----------    ----------   --------   ----------
          Total ...................................    $    1,277      $    335   $      169    $      542   $  1,056   $      597
                                                       ----------      --------   ----------    ----------   --------   ----------

      Also, in the six months ended March 31, 2001, the Company took steps to reduce its costs. These steps primarily included a reduction of approximately 200 employees and a restructuring of European operations. The charge for severance and other costs of $3,700 included severance costs of approximately $2,148, exit costs from facilities of $873 and the write-off of other tangible and intangible assets of $679.

10. SALE OF PRODUCT LINE

      As of December 15, 2001 the Company sold its one-dimensional material handling product line ("material handling business"), which had been part of the Company's Acuity CiMatrix division, to affiliates of SICK AG of Germany. The material handling business had designed, manufactured and marketed one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries. The sales price was $11,500, which includes the right to receive $500 following the expiration of a 16-month escrow to cover indemnification claims. The costs of the transaction were approximately $800. The Company has recorded a net gain of $6,935 in the six month period ended March 31, 2002, related to the sale of the material handling business. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2,800 and had an operating loss of approximately $250.

11. SUBSEQUENT EVENTS

      On May 2, 2002, the Company completed a private placement, which raised $13,500, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002, and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005. The placement also included warrants issued to the placement agent to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. The Company may call the $1.50 warrants, effectively forcing conversion, if the price of the Company's common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The proceeds of the financing will be used for general corporate purposes, including working capital.

      Subsequent to March 31, 2002, prepaid warrants with a carrying value of approximately $1,400 were exercised and converted into 2.3 million shares of common stock.

12. RECENT ACCOUNTING PRONOUNCEMENTS

      Business Combinations -- In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption of SFAS No. 142. The Company is required to adopt SFAS No. 142 on October 1, 2002.

      The adoption of SFAS No. 142 is expected to result in certain intangible assets, including amounts capitalized for workforce, to be reclassified to goodwill. In addition, SFAS No. 142 requires that we discontinue the amortization of goodwill. For the three month period ended March 31, 2002, goodwill amortization totaled approximately $104. The Company does not expect that the transitional goodwill impairment will have a significant impact on our financial statements.

      Impairments -- In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121. The new statement establishes a single accounting model for long-lived assets to be disposed of by sale. Under its provisions, which apply to both continuing and discontinued operations, companies must measure long-lived assets at the lower of fair value, less cost to sell, or the carrying amount. As a result, amounts reported as discontinued operations should no longer be reported at net realizable value or include any losses that have not yet occurred. We are required to adopt SFAS No. 144 on October 1, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on the Company's financial position and results of operations.

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

    INTRODUCTION

    Our business activity involves the development, manufacture, marketing and servicing of machine vision equipment for a variety of industries, including the global semiconductor industry. Demand for products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, our historical results of operations including the periods described herein may not be indicative of future operating results.

      On May 2, 2002, we completed a private placement, which raised $13.5 million, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002, and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005. The private placement also included warrants issued to the placement agent to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. We may call the $1.50 warrants, effectively forcing conversion, if the price of our common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The proceeds of the financing will be used for general corporate purposes, including working capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

      Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to the allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

      In fiscal 2001, we changed our method of accounting for revenue on certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Previously, we generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted as of October 1, 2000, we now recognize revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts. The cumulative effect of the change as of October 1, 2000 resulted in a charge to operations of $10.7 million, which is included in the consolidated statement of operations for the six-month period ended March 31, 2001.

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, analyzing the customers' payment history and information regarding customers' creditworthiness known to us.

In addition, we record a reserve based on the size and age of all receivable balances against which we have not specific reserves. If the financial condition of our customers' were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

      We write down our inventory for estimated obsolescence or excess inventory by the difference between the cost of inventory and its estimated net realizable value based upon assumptions about future demand and market conditions. There can be no assurance that we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology. As noted in the statement of operations for the six months ended March 31, 2001, we recorded an inventory provision of $10.3 million.

      Our business acquisitions have resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. We record impairment charges when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future. We are required to adopt SFAS No. 142 on October 1, 2002. The adoption of the standard will require that we discontinue the amortization of goodwill and that we perform a transitional impairment analysis of the goodwill that we have recorded. We will then be required to update that analysis on an annual basis.

      We record a valuation allowance against deferred tax assets when we believe that it is more likely than not that these assets will not be realized At September 30, 2001 and March 31, 2002, we provided a valuation allowance against all deferred taxes.

      We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

      Because of the recent semiconductor decline, we have periodically evaluated whether we need to reduce expenses in line with our current level of business. As discussed in the notes to the financial statements, we have recorded restructuring charges totaling $0.2 million and $0.4 million during the three and six month periods ended March 31, 2002. We record restructuring charges based on our estimated costs to terminate employees, exit from facilities and write-down other tangible and intangible assets. These estimates could have a material impact if we change our operating plans or incur costs not foreseen when implementing our cost reduction efforts. Such was the case as discussed in Note 9, whereby we reversed severance charges of $0.3 million during the six month period ended March 31, 2002.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2001

      As of December 15, 2001, we sold our one-dimensional material handling product line ("material handling business"), which had been part of our Acuity CiMatrix division, to affiliates of SICK AG of Germany for approximately $11.5 million. This price includes the right to receive $0.5 million following the expiration of a 16-month escrow to cover indemnification claims. The costs of this transaction were approximately $0.8 million. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2.8 million and had an operating loss of approximately $0.25 million. The material handling business had revenues and operating income of approximately $16.1 million and $0.2 million, respectively, in fiscal 2001. The sale of the business will reduce our revenues and operating expenses in future quarters. The following discussion of results of operations includes the operations of the material handling business in the prior periods as the basis of the analysis, unless otherwise noted.

      For the three month period ended March 31, 2002, bookings were $18.4 million, compared to bookings of $10.0 million for the three months ended December 31, 2001, to $15.0 million for the three months ended September 30, 2001 and to $12.0 million for the three months ended March 31, 2001. For the three month periods ended March 31, 2002, December 31, 2001, March 31, 2001 and for the six month period ended March 31, 2001, bookings associated with the material handling business were none, $1.7 million, $4.6 million and $9.0 million, respectively. The increase in bookings in the current quarter as compared to the quarter ended March 31, 2001 was primarily attributable to increased bookings in the Acuity CiMatrix division.

      For the six month period ended March 31, 2002, bookings were $28.4 million compared to $43.5 million for the six month period ended March 31, 2001. At March 31, 2002 and March 31, 2001, backlog was $12.6 million and $19.9 million, respectively. The decrease in bookings in the six month period ended March 31, 2002 as compared to the six month period ended March 31, 2001 relates to a sharp semiconductor industry slowdown.

      For the three month period ended March 31, 2002, revenues were $14.0 million, compared to revenues of $15.0 million for the three months ended December 31, 2001, to $16.5 million for the three months ended September 30, 2001 and $31.3 million for the three month period ended March 31, 2001. For the three month periods ended March 31, 2002, December 31, 2001 and March 31, 2001 revenues associated with the material handling business totaled none, $2.8 million and $4.0 million, respectively. The decline in revenue in the current quarter versus the quarter ended March 31, 2001 relates to a sharp semiconductor industry slowdown, as a result of which our customers have decreased demand for our products. For the six month period ended March 31, 2002, revenues were $29.0 million, compared to $70.3 million for the six month period ended March 31, 2001. For the six month periods ended March 31, 2002 and 2001, revenues associated with the material handling business totaled $2.8 million and $7.8 million, respectively. The reason for the decline in our revenues in the six month period ended March 31, 2002 is the same as in the three month comparison mentioned above.

      In the three and six month periods ended March 31, 2002, revenues for our Semiconductor Equipment Group represented 52% and 47%, respectively of total revenues, compared to 70% and 73%, respectively, of total revenues in the three and six month periods ended March 31, 2001. In the three months ended March 31, 2002, Semiconductor Equipment Group revenues were $7.3 million, compared to revenues of $6.4 million for the three months ended December 31, 2001, to $8.7 million for the three month period ended September 30, 2001 and to $22 million for the three month period ended March 31, 2001. The decrease in our revenues in the current quarter compared to the quarter ended March 31, 2001 reflects a dramatic slowdown in demand from the semiconductor capital equipment industry.

      In the Acuity CiMatrix division, revenues were $6.8 million in the three month period ended March 31, 2002, compared to $8.6 million for the three month period ended December 31, 2001, to $7.8 million for the three month period ended September 30, 2001 and to $9.3 million for the three months ended March 31, 2001. The decrease in revenues in the current quarter from the quarter ended March 31, 2001 primarily reflects the loss of revenues due to the sale of our material handling business. Revenues associated with the material handling business for the three and six month periods ended March 31, 2001 and the six month period ending March 31, 2002 were $4.0 million, $7.8 million and $2.8 million, respectively. Excluding the material handling business, revenues for the three and six month periods ended March 31, 2002 were $4.0 million and $12.5 million, respectively, as compared to revenues for the three and six month periods ended March 31, 2001 of $5.2 million and $11.2 million, respectively. This increase in revenues for the six month period ended March 31, 2002 as compared to the six month period ended March 31, 2001, excluding the material handling business was due to additional volume of machine vision and data matrix products.

      Our gross profit margins, as a percentage of revenues, were 38.4% and 34.5% for the three and six months ended March 31, 2002, compared to gross profit margins of 4.8% and 22.6% of revenues for the three and six month periods ended March 31, 2001. In fiscal 2001, our gross profit margin was reduced by a provision for excess and obsolete inventories of $10.3 million, or 32.9% and 14.7% of revenues for the three and six month periods ended March 31, 2001. Exclusive of the inventory provisions, gross profit margins were 37.7% and 37.3% of revenues for the three and six month periods ended March 31, 2001. The consistency of the gross profit percentages, exclusive of the inventory provisions, in the current quarter versus the quarter ended March 31, 2001 is a result of decreased fixed costs of our manufacturing infrastructure over the last year. The slight decrease in the gross profit percentage for the six month period ended March 31, 2002 versus the six month period ended March 31, 2001, excluding the inventory provisions, primarily relates to the higher levels of production volume on the fixed cost base in the prior year, partially offset by the cost reductions, including the sale of the material handling business that affected the current year.

      Research and development expenses were $4.5 million, or 32.1% of revenues, in the three months ended March 31, 2002, compared to $7.8 million, or 24.8% of revenues, in the three months ended March 31, 2001. Research and development expenses were $9.3 million, or 32% of revenues, in the six months ended March 31, 2002, compared to $16.3 million, or 23.2% of revenues in the six months ended March 31, 2001. The decline in spending relates primarily to our cost cutting efforts during fiscal years 2001 and 2002 and the sale of the material handling business. Research and development expenses associated with the material handling business for the three and six month periods ended March 31, 2001 and the six month period ending March 31, 2002 were $0.5 million, $1.1 million and $0.4 million, respectively.

      The current level of research and development expense reflects spending associated with our continued efforts to maintain our market position and ensure we have the appropriate products for our customers when demand returns.

      In our Semiconductor Equipment Group, the research and development projects include work on the new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems. At Acuity CiMatrix, we continue to invest in enhancing our two-dimensional barcode reading products and expanding our machine vision platform, Visionscape. We believe research and development expenses will remain at the current level for the remainder of fiscal 2002.

      In the three and six month periods ended March 31, 2002, we capitalized approximately $0.3 million and $0.8 million, respectively, in software development costs under Statement of Financial Accounting Standards No. 86, which compares with $0.7 million and $1.6 million of capitalization in the three and six months ended March 31, 2001. The related amortization expense was $0.7 million and $1.5 million for the three and six month periods ended March 31, 2002, respectively, and compares with $1.4 million and $2.5 million for the three and six month periods ended March 31, 2001. The amortization costs are included in cost of sales.

      Selling, general and administrative expenses were $9.1 million, or 65.1% of revenues, in the three months ended March 31, 2002, compared to $13.9 million, or 44.4% of revenues, in the three months ended March 31, 2001. The decrease in spending is a combination of a lower level of variable selling expenses associated with the decrease in revenues and cost reductions taken in the restructurings discussed below. In addition, we incurred less cost in fiscal 2002 since the sale of the material handling business. Selling, general and administrative expenses associated with the material handling business for the three and six month periods ended March 31, 2001 and the six month period ending March 31, 2002 were $0.7 million, $1.6 million and $0.8 million, respectively.

      Selling, general and administrative expenses were $18.9 million, or 65% of revenues, in the six months ended March 31, 2002, compared to $28.7 million, or 40.8% of revenues, in the six months ended March 31, 2001. The lower aggregate amount of expenses reflects a combination of a lower level of variable selling expenses associated with the decrease in revenues and the cost reductions taken throughout fiscal 2001 and fiscal 2002. We believe the fixed cost component of selling, general and administrative expenses will remain constant, while the variable component will increase or decrease based upon changes in revenues for the remainder of fiscal 2002.

      During the three and six month periods ended March 31, 2002, we took additional steps in order to reduce our costs, including a reduction of approximately 30 and 60 employees, respectively. These employees were primarily in manufacturing and research and development functions. The charges for severance and other charges in the first and second quarters of fiscal 2002 were $0.2 million and $0.2 million, respectively, net of reversals of $4 thousand and $0.3 million of prior charges for the first and second quarters, respectively. The reversal of charges is due to a change our in operating plans, as we changed plans to close a facility, and severance costs previously accrued for the reduction of employees at that facility have now been reversed. At September 30, 2001, we had $1.3 million of remaining restructuring charges to be paid. A summary of these restructuring costs is as follows:

                                                                                     Q1            Q2
                                                                                 FISCAL 2002   FISCAL 2002             LIABILITY AT
                                                      LIABILITY AT      AMOUNTS    AMOUNTS       AMOUNTS     AMOUNTS     MARCH 31,
                                                     SEPT. 30, 2001    REVERSED    ACCRUED       ACCRUED       PAID        2002
                                                     --------------    --------  -----------   -----------   --------  ------------
Severance payments to employees....................     $   917         $   256    $   169        $ 542       $   974     $   398
Exit costs from facilities.........................         360              79         --           --            82         199
Write-off of other tangible and intangible assets..          --              --         --           --            --          --
                                                        -------         -------    -------        -----       -------     -------
          Total....................................     $ 1,277         $   335    $   169        $ 542       $ 1,056     $   597
                                                        -------         -------    -------        -----       -------     -------

      Also, in the six months ended March 31, 2001, we took steps in order to reduce our costs. These steps primarily included a reduction of approximately 200 employees and a restructuring of European operations. The charge for severance and other costs of $3.7 million included severance costs of approximately $2.1 million, exit costs from facilities of $0.9 million and the write-off of other tangible and intangible assets of $0.7 million.

      Net interest expense was $243 in the three months ended March 31, 2002, compared to net interest expense of $207 in the three months ended March 31, 2001. The fiscal 2002 and 2001 interest expense relates primarily to the debt issued in the acquisitions of Abante and AIID. Net interest expense was $597 in the six months ended March 31, 2002, compared to net interest expense of $188 in the six months ended March 31, 2001, for the same reasons mentioned above.

      There was no tax provision in the three and six month periods ended March 31, 2002 and 2001, due to the operating losses incurred and the valuation allowances provided on those deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      On May 2, 2002, we completed a private placement, which raised $13.5 million, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002, and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005. The private placement also included warrants issued to the placement agent to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. We may call the $1.50 warrants, effectively forcing conversion, if the price of our common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The proceeds of the financing will be used for general corporate purposes, including working capital.

      Our cash balance decreased $3.1 million, to $0.5 million, in the six months ended March 31, 2002, as a result of $13.5 million of net cash used in operating activities, $9.0 million of net cash provided by investing activities, including $10.2 million in net proceeds from the sale of the material handling business, and $1.3 million of net cash provided by financing activities.

      The $13.6 million of net cash used in operating activities was primarily a result of the $12.2 million loss incurred during the six month period ended March 31, 2002, a $6.9 million gain on sale of the material handling business, depreciation and amortization of $4.9 million, a $4.1 million decrease in accounts payable, a $1.5 million decrease in accrued expenses and a $0.4 million decrease in deferred gross profit, which was partially offset by decreases in accounts receivable of $3.4 million, and inventories of $3.3 million.

      Additions to plant and equipment were $0.4 million in the six months ended March 31, 2002, as compared to $1.0 million in the six months ended March 31, 2001. The capitalized software development costs in the six months ended March 31, 2002 and 2001 were $0.8 million and $1.6 million, respectively.

      At March 31, 2002, we had a $10.0 million credit line that expires in April 2003. At March 31, 2002, there were $5.4 million of borrowings on the credit facility and we had $0.7 million of remaining availability under the line. At September 30, 2001, the outstanding principal on the credit facility totaled approximately $2.4 million. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.75% at March 31, 2002).

      On November 21, 2001, a $1.5 million note issued to the former principals of Abante came due, together with 8% interest thereon from November 29, 2000. On the same date, the first of five annual installments also became due, in the amount of $.500 million. Pursuant to an oral agreement with the former principals, we paid on November 21, 2001 the interest, $.25 million of note principal and $0.112 million of the first installment, and on February 22, 2002, we paid interest, $.25 million of note principal and approximately $.150 million of the first installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments from February 2002 through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of our future payment obligations. We believe the oral agreement is enforceable and are continuing to make payments in accordance with the terms of that agreement.

      On January 3, 2002, a payment of $1.8 million under a note issued to the former shareholders of AIID came due together with interest at prime rate. On the due date, we paid the interest and approximately $0.2 million of note principal to certain of these shareholders. We reached an agreement with the other former stockholders to pay the sums originally due on January 3, 2002 in three equal principal installments in April 2002, August 2002 and December 2002.

      The Company has operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows:

TWELVE-MONTH PERIOD ENDING MARCH 31:                                 FACILITIES  EQUIPMENT   TOTAL
-----------------------------------                                  ----------  ---------   -----
2003...............................................................    $ 2,797     $ 140    $ 2,937
2004...............................................................      2,492       110      2,602
2005...............................................................      2,036        73      2,109
2006...............................................................      2,032        14      2,046
2007...............................................................      1,679        --      1,679

Thereafter.........................................................      6,842        --      6,842
                                                                       -------     -----    -------
     Total.........................................................    $17,720     $ 337    $18,057
                                                                       =======     =====    =======

      As of March 31, 2002, we had approximately $20.0 million of purchase commitments with vendors. Approximately $17.0 million was for the Semiconductor Equipment Group, and included computers, handling equipment, and manufactured components for the division's lead scanning, wafer scanning, handling and ball attach product lines. Approximately $3.0 million was for the Acuity CiMatrix Division, and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. The Company is required to take delivery of these over the next couple of years. Substantially all deliveries are expected to be taken in the next eighteen months.

As of March 31, 2002, we had principal maturities of long-term debt payable as follows:

TWELVE-MONTH PERIOD ENDING MARCH 31:
-----------------------------------
2003..............................................................  $  6,409
2004..............................................................     2,656
2005..............................................................       695
                                                                    --------
     Total........................................................  $  9,760
                                                                    ========

      At March 31, 2002, we were not associated with any special purpose entities nor did we have any other off balance sheet financing arrangements.

      Management continues to implement plans intended to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. We have also taken actions, as discussed above, to extend the payment terms relative to certain notes issued in connection with recent acquisitions. On May 2, 2002, we completed a private placement of our common stock for net proceeds of $13.5 million. Management believes that the proceeds from the private placement, availability of funds under the credit facility, customer advance payments, continued expense reductions and cash flows from operations, will provide sufficient liquidity to fund our cash requirements for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

      Business Combinations -- In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption of SFAS No. 142. We are required to adopt SFAS No. 142 on October 1, 2002.

      The adoption of SFAS No. 142 is expected to result in certain intangible assets, including amounts capitalized for workforce, to be reclassified to goodwill. In addition, SFAS No. 142 requires that we discontinue the amortization of goodwill. For the three month period ended March 31, 2002, goodwill amortization totaled approximately $0.1 million. We do not expect the transitional goodwill impairment to have a significant impact on our financial statements.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      This report contains forward-looking statements including statements regarding, among other items, anticipated trends in our business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control, including the following: our principal market is the highly cyclical semiconductor industry which causes a cyclical impact on our financial results; our return to sustained profitability cannot be assured; the market for semiconductor capital equipment is highly concentrated; economic difficulties encountered by certain of our foreign customers may result in order cancellations and reduced collections of outstanding accounts receivable; development of our products requires significant lead time and we may fail to correctly anticipate the technical needs of our markets; inadequate cash flows and restrictions in our banking arrangements may impede production and prevent us from investing sufficient funds in research and development; our success is dependent on our ability to hire and retain qualified personnel; the large number of shares available for future sale could adversely affect the price of our common stock; and our stock price is volatile.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and trade receivables. We place our cash equivalents with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are denominated in U.S. dollars, mostly from major corporations or distributors or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

      We are exposed to the impact of fluctuation in interest rates, primarily through our borrowing activities. Our policy has been to use U.S. dollar denominated borrowings to fund our working capital requirements. The interest rates on our current borrowings fluctuate with current market rates. A 100 basis point change in interest rates would not have a material impact on the Company's results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We previously reported the pendancy of a consolidated securities class action pending in Federal District Court for the District of Massachusetts. There were no material developments in this matter during the three months ended March 31, 2002.

      In March 2002, we learned that the Securities and Exchange Commission commenced a formal investigation into the accounting practices that led to our May 2001 restatement of our financial results for the fiscal year ended September 30, 2000 and for the three month period ended December 31, 2000. We are cooperating in the investigation.

      In May 2002, a purported shareholder derivative action entitled Mead Ann Krim v. Pat V. Costa, et al., Civil Action No. 19604-NC, was filed in the Court of Chancery of the State of Delaware. The complaint, which asserts claims against the members of our Board of Directors, and against us as a nominal defendant, is based on alleged actions that led to our May 2001 restatement. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 2, 2002, we completed a private placement of shares of our common stock. An aggregate of 10.3 million shares were sold to accredited investors at a price of $1.46 per share. We also issued warrants to these accredited investors to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002, and to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005. The placement also included warrants issued to the placement agent to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. The net proceeds to us from the sale of the securities were approximately $13.5 million, after deducting the placement agent fees and offering expenses. These securities were offered pursuant to Regulation D of the Securities Act of 1933. We intend to use the proceeds for general corporate purposes, including working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Shareholders was held on April 3, 2002.

      (b) At that meeting, seven of the current directors were re-elected. The vote was as follows:

                                                                       FOR        WITHHOLD AUTHORITY
            Pat V. Costa........................................    39,086,619         3,432,514
            Frank A. DiPietro...................................    41,277,152         1,241,981
            Jay M. Haft.........................................    41,284,628         1,234,505
            Tomas Kohn..........................................    41,290,269         1,228,864
            Mark J. Lerner......................................    41,277,433         1,241,700
            Howard Stern........................................    39,167,831         3,351,302
            Robert H. Walker....................................    41,126,769         1,392,364

      (c) At that meeting, the shareholders voted to amend the Company's certificate of incorporation to increase the authorized number of shares of common stock, par value $.01, from 75,000,000 to 100,000,000. The vote was as follows:

             For                                 39,963,249
             Against                              2,464,209
             Abstain                                 91,675

    (d) At that meeting, the shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal 2002. The vote was as follows:

             For                                 41,850,161
             Against                                533,866
             Abstain                                135,106

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

EXHIBIT
   NO.                              DESCRIPTION
   ---                              -----------
  3.1        Further amendments to registrant's Restated Certificate of
             Incorporation.

 10.11 Third Amendment to the Revolving Credit and Security Agreement, dated April 3, 2002 between PNC Bank, National Association (as lender and agent) and Registrant (as borrower).

 10.12 Securities Purchase Agreement, dated as of April 23, 2002, by and among Registrant and the purchasers listed therein.

 10.13       Registration Rights Agreement, dated as of May 1, 2002 by and among
             Registrant and the purchasers listed therein.

 10.14       Form of Registrant's Common Stock Purchase Warrant expiring June
             30, 2002 to purchase in the aggregate up to 2,055,436 shares of common stock.

 10.15       Form of Registrant's Common Stock Purchase Warrant expiring May 1,
             2005 to purchase in the aggregate up to 2,569,305 shares of common stock.

 10.16 Registrant's Common Stock Purchase Warrant expiring May 1, 2005 to purchase in the aggregate up to 565,249 shares of common stock.

(b) Report on Form 8-K. -During the quarter ended March 31, 2002, we filed a current report on Form 8-K, dated March 28, 2002, with the Securities and Exchange Commission. The item reported on such Form 8-K was Item 5 - Other Events, which referenced that we learned that the staff of the Securities and Exchange Commission had commenced a formal investigation into our recent accounting practices that led to our May 2001 restatement of our financial results for the fiscal year ended September 30, 2000 and for the three month period ended December 31, 2000.

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

                                                 ROBOTIC VISION SYSTEMS, INC.
                                                 ----------------------------
                                                         Registrant


Dated: May 10, 2002                                 /s/ PAT V. COSTA
                                                --------------------------------
                                                        PAT V. COSTA
                                                      President and CEO
                                                (Principal Executive Officer)


Dated: May 10, 2002                               /s/ JOHN J. CONNOLLY
                                                --------------------------------
                                                      JOHN J. CONNOLLY
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)