Form 10-Q/A
period 2002-03-31
ROBOTIC VISION SYSTEMS INC
filed 2002-05-13
CIK 225868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-1

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

 10.11* Third Amendment to the Revolving Credit and Security Agreement, dated April 3, 2002 between PNC Bank, National Association (as lender and agent) and Registrant (as borrower).

 10.12* Securities Purchase Agreement, dated as of April 23, 2002, by and among Registrant and the purchasers listed therein.

 10.13*       Registration Rights Agreement, dated as of May 1, 2002 by and among
             Registrant and the purchasers listed therein.

 10.14*       Form of Registrant's Common Stock Purchase Warrant expiring June
             30, 2002 to purchase in the aggregate up to 2,055,436 shares of common stock.

 10.15*       Form of Registrant's Common Stock Purchase Warrant expiring May 1,
             2005 to purchase in the aggregate up to 2,569,305 shares of common stock.

 10.16*       Registrant's Common Stock Purchase Warrant expiring May 1, 2005 to purchase in the aggregate up to 565,249 shares of common stock.

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

*     Previously filed with this quarterly report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ROBOTIC VISION SYSTEMS, INC.
                                                 ----------------------------
                                                         Registrant




Dated: May 13, 2002                               /s/ JOHN J. CONNOLLY
                                                --------------------------------
                                                      JOHN J. CONNOLLY
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)