Form 10-K/A
period 2001-09-30
ROBOTIC VISION SYSTEMS INC
filed 2002-07-17
CIK 225868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                  FORM 10-K/A-2
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    The number of shares outstanding of the Registrant's common stock is 41,427,389 as of December 20, 2001.

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

================================================================================

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

    -- The Acuity CiMatrix division designs, manufactures and markets two primary product lines:

       - machine vision systems, many of which are incorporated onto single circuit boards, which are used in the general purpose machine vision market for a variety of industrial applications; and

       - two-dimensional bar code reading systems and related products used in the automatic identification and data collection market to provide manufacturers of products and components for the semiconductor, aerospace, automotive, printed circuit board, pharmaceutical, and consumer products businesses with the ability to uniquely identify and track single items within groups of thousands or hundreds of thousands of seemingly identical items.

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

    The demand for semiconductor capital equipment is generally driven by two forces. The first is the need for additional capacity. As more chips are produced, there is a commensurate need for more equipment to fabricate, test, package, and inspect those devices. Purchases related to capacity are triggered when utilization rates exceed approximately 80%. Analyst reports issued in late November 2001 indicate most back-end facilities are operating with utilization rates of 50-70% (up from 30-50% in the April -- June 2001 time frame). The second force influencing demand for semiconductor capital equipment is technology change. As new generations of chips are designed, they call for ever smaller, lighter, and lower-profile packages. Thus, there is a need for equipment to produce advanced chips that is independent of overall rises and declines in the semiconductor industry.

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

    We believe that increasingly, the bar code scanning industry is converging with the machine vision industry. Bar codes, most notably in the form of Universal Product Codes, have been in use since the early 1970s. Traditionally, bar codes are read with lasers, which measure the width of the lines that make up a bar code. One-dimensional bar codes are typically limited to storing sixteen alphanumeric characters, can be read in a limited range of orientations and require high-contrast labels. The advent of two-dimensional bar codes in the mid-1980s significantly altered the application of bar codes. Two-dimensional bar codes can store hundreds of alphanumeric characters, can be read in any orientation and can be marked directly on manufactured parts. These advantages are critical in providing a high degree of traceability, making two- dimensional bar codes more flexible than traditional one-dimensional alternatives. Two-dimensional bar codes are not limited to storing alphanumerics. Any information, which can be captured digitally, and especially biometric information, can be converted to a two-dimensional code.

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

ITEM 3.  LEGAL PROCEEDINGS

          A number of purported securities class actions were filed beginning on or about June 11, 2001 against us, Pat V. Costa, Chief Executive Officer, and Frank Edwards, our former Chief Financial Officer, in the Federal District Court for the District of Massachusetts. All such actions have been consolidated by the court and are currently pending as In Re Robotic Vision Systems, Inc. Securities Litigation, Master File No. 01-CV-10876
     (RGS). The lead plaintiffs in these actions are Andre K. Tse and Franklin
     G. Griffin. The plaintiffs seek damages for alleged false and misleading statements made prior to our announcement that we would restate our financial results for fiscal year 2000 and the first quarter of fiscal year 2001. The defendants have moved to dismiss the complaint in its entirety, and that motion has been fully briefed and was argued in July 2002. This case remains at a preliminary stage and no discovery proceedings have taken place. We believe that these claims are without merit and intend to defend vigorously against them.

          On or about August 2, 2001, a vendor of ours, Triphase Automation, LLC, filed an action against RVSI Systemation Engineered Products in the Federal District Court for the Eastern District of Wisconsin, Case No. 01-C-0777, seeking damages for our alleged breach of contract based on our alleged failure to accept delivery of and pay for products. The action was settled effective November 2001. We agreed to pay an outstanding balance of approximately $90,000 and to accept delivery of and pay an aggregate of approximately $1,100,000 for additional products, over a period to extend not later than March 2003.

          On or about July 23, 2001, a vendor of ours, Granite Microsystems, Inc., filed an action against us in the Ozaukee County Circuit Court in Wisconsin, Case No. 01CV279 B1, seeking damages for our alleged breach of contract based on our alleged failure to accept delivery of and pay for products. This action was settled in January 2002. We agreed to accept delivery of and pay an aggregate of approximately $480,000 for products, over a period to extend not later than September 2003.

                                     PART II

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


                                                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                                                        --------------------------------------------------------
                                                                           2001        2000       1999        1998       1997
                                                                        ----------   --------  ----------  ---------   ---------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues...........................................................     $  107,845   $223,193  $ 128,230   $ 169,007   $ 169,342
Income (loss) before income taxes..................................     $  (84,406)  $ 10,725  $  (9,258)  $ (40,505)  $   1,393
Provision for income taxes.........................................     $    9,220   $      3  $      --   $      --   $     745
Income (loss) before cumulative effect of accounting change........     $  (93,626)  $ 10,722  $  (9,258)  $ (40,505)  $     648
Cumulative effect of accounting change.............................     $  (10,747)  $     --  $      --   $      --   $      --
Net income (loss)..................................................     $ (104,373)  $ 10,722  $  (9,258)  $ (40,505)  $     648
Basic net income (loss) per share..................................     $    (2.94)  $   0.32  $   (0.38)  $   (1.65)  $    0.03
Diluted net income (loss) per share................................     $    (2.94)  $   0.27  $   (0.38)  $   (1.65)  $    0.03

Net Income (loss) per share:
   Basic...........................................................     $    (2.64)  $   0.32  $   (0.38)  $   (1.65)  $    0.03
   Diluted.........................................................     $    (2.64)  $   0.27  $   (0.38)  $   (1.65)  $    0.03
Cumulative effect of accounting change (1)
   Basic...........................................................     $    (0.30)  $     --  $      --   $      --   $      --
   Diluted.........................................................     $    (0.30)  $     --  $      --   $      --   $      --
Net Income (loss)
   Basic...........................................................     $    (2.94)  $   0.32  $   (0.38)  $   (1.65)  $    0.03
   Diluted.........................................................     $    (2.94)  $   0.27  $   (0.38)  $   (1.65)  $    0.03
Weighted average shares
   Basic...........................................................         35,683     31,431     25,669      24,613      23,718
   Diluted.........................................................         35,683     39,804     25,669      24,613      23,967


(1) The effect of adopting SAB 101 was to increase fiscal 2001 revenues by $15,197 and to reduce the loss before cumulative effect of the accounting change by $8,107 (or $0.23 per share).


                                                                                            AT SEPTEMBER 30,
                                                                        --------------------------------------------------------
                                                                           2001        2000       1999       1998        1997
                                                                        ----------   ---------  ---------  ---------   ---------
SELECTED BALANCE SHEET DATA:
Current assets......................................................    $   55,353   $ 143,564  $  77,636  $  72,227   $ 110,541
     Total assets...................................................    $   87,947   $ 195,484  $ 123,201  $ 121,571   $ 139,923
Long term debt and other............................................    $    7,240   $   2,499  $   2,855  $   3,059   $   6,414
     Total liabilities..............................................    $   47,448   $  49,924  $  76,106  $  84,774   $  64,346
Prepaid warrants....................................................    $    7,067   $   8,644  $   9,105         --          --
Stockholders' equity................................................    $   33,432   $ 136,916  $  37,990  $  36,797   $  75,577
Working capital (deficit)...........................................    $   15,145   $  96,139  $   4,385  $  (9,488)  $  55,159

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

    In fiscal 2001, we recorded inventory provisions of $17.3 million as compared to $1.4 in fiscal 2000. Because of the significance of the losses incurred in fiscal 2001, we have reported a charge of $16.5 million as a special component of cost of revenues, representing the losses incurred primarily for excess and obsolete inventories related principally to semiconductor inspection and handling equipment and some Acuity CiMatrix products. The $16.5 million provision reflects reduced demand for products as a result of the sharp semiconductor industry downturn and the general reduction in capital spending in the industry that we serve. The remaining provision in fiscal 2001 and the inventory provision in fiscal 2000 reflect normal recurring losses resulting from excess and obsolescence. We review and evaluate the excess, obsolescence and net realizable value of inventories on a quarterly basis. The carrying value of the inventory is compared to the future realizable value of such products given sales prices and revenue projections. As a result of these quarterly analyses, we recorded a $10.3 million inventory provision during the three month period ended March 31, 2001, a $0.7 million inventory provision during the three month period ended June 30, 2001 and an additional $5.5 million inventory provision during the three month period ended September 30, 2001. Substantially all inventory provisions related to excess inventories. We believe that these provisions have reduced the inventories to their appropriate net realizable value. However, there can be no assurance that we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology.

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

    We recorded a provision for doubtful accounts during fiscal 2001 of $1.1 million as a result of collection problems arising from the downturn in the economy. The provision for doubtful accounts was determined based upon quarterly analyses of account collectibility. These analyses included reviewing payment history, known bankruptcies and customer responses to calls on delayed payments. In the prior year, the amount added to the allowance for doubtful accounts was $0.7 million. Management has increased collection efforts through increased monitoring of accounts receivable and weekly collection calls by credit managers.

    In response to the lower level of revenues in fiscal 2001, we took steps to reduce our operating costs. In addition, we reviewed our long-lived assets for impairment. A summary of these restructuring costs and impairment charges are as follows:



                                                                     CHARGES IN               CASH    NON-CASH   LIABILITY AT
                                                                       FISCAL     AMOUNTS   AMOUNTS   AMOUNTS    SEPTEMBER 30,
(IN THOUSANDS)                                                          2001      REVERSED  INCURRED  INCURRED      2001
                                                                     ----------   --------  --------  ---------  ------------
RESTRUCTURING
Severance payments to employees..................................      $ 3,661      $ 124    $ 2,620  $     --      $  917
Exit costs from facilities.......................................        1,572        853        359        --         360
Write-off of other tangible and intangible assets................          905         --         --       905          --
                                                                       -------      -----    -------   -------      ------
Subtotal restructuring...........................................        6,138        977      2,979       905       1,277
                                                                       -------      -----    -------   -------      ------
IMPAIRMENTS
Capitalized software.............................................        3,243         --         --     3,243          --
Purchased technologies...........................................        4,160         --         --     4,160          --
Goodwill.........................................................        3,915         --         --     3,915          --
                                                                       -------      -----    -------   -------      ------
Write-off of other tangible assets...............................          857         --         --       857          --
                                                                       -------      -----    -------   -------      ------
Subtotal impairments.............................................       12,175         --         --    12,175          --
                                                                       -------      -----    -------   -------      ------
Total............................................................      $18,313      $ 977    $ 2,979   $13,080      $1,277
                                                                       =======      =====    =======   =======      ======

Restructuring -- We experienced a significant decline in orders and revenues commencing with the first quarter of fiscal 2001. Our response was to develop and implement headcount reduction plans designed to reduce costs and expenses. As the downturn in the economy worsened, we reviewed our operational plan and made further headcount reductions. During all quarters of fiscal 2001, we made decisions to terminate employees in response to lower revenues. In addition to headcount reductions, we exited certain facilities, including substantially all European locations. The remaining lease obligations were accrued when an exit plan was determined. Certain tangible and intangible assets were also abandoned in connection with the restructuring efforts. Restructuring charges, totaling approximately $5.2 million after reversals, were recorded during fiscal 2001. The charges can be summarized as follows:

- During the quarter ended December 31, 2000, approximately $1.5 million of employee severance was recorded. Headcount reductions were made in the Semiconductor Equipment Group ,the Acuity CiMatrix division , as well as within the Corporate staff. Approximately 110 employees were terminated throughout all functions of these operations. In addition, a restructuring of the European operations led to lease termination costs, a write-off of facility leasehold improvement costs and write-off of intangible assets considered impaired with the closure of the European businesses, all of which totaled approximately $1.2 million.

- In the quarter ended March 31, 2001, approximately $0.8 million of severance was recorded. Approximately 90 employees were terminated throughout all functions of the Semiconductor Equipment Group and the Acuity CiMatrix division. Approximately $0.1 million of severance was reversed as a result of lower termination costs than anticipated. Continued efforts to downsize the European operations led to lease termination costs and write-off of facility leasehold improvements, totaling approximately $0.4 million.

- In the quarter ended June 30, 2001, approximately $0.5 million of severance was recorded. Approximately 100 employees were terminated throughout all functions of the Semiconductor Equipment Group and the Acuity CiMatrix division.

- In the quarter ended September 30, 2001, approximately $0.9 million of severance was recorded, representing 100 employees throughout all functions of the Semiconductor Equipment Group and the Acuity CiMatrix division. Finalization of the European facilities' closures and other restructuring activities resulted in a $0.9 million write-off of abandoned property and equipment and certain intangibles, totaling $0.2 million. As a result of favorable negotiations, the estimated lease obligations on a facility in the U.K. were reduced by $0.9 million.

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

    Decreased capital outlays in fiscal 2001 along with depreciation charges totaling $6.9 million and a write-off related to our restructuring efforts totaling $1.1 million during fiscal 2001, partially offset by capital expenditures totaling $2.3 million, which resulted in a $5.7 million decline in property and equipment at September 30, 2001 as compared to September 30, 2000.

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

    At September 30, 2001, we were not in compliance with the covenants associated with the amended credit facility. On December 19, 2001, we amended the terms of this credit facility, obtained a waiver of the noncompliance that existed at September 30, 2001 and modified the financial covenants.

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

RISK FACTORS

   ANY SIGNIFICANT DOWNTURN IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR IN GENERAL ECONOMIC CONDITIONS WOULD LIKELY RESULT IN A REDUCTION IN DEMAND FOR OUR PRODUCTS AND WOULD HURT OUR BUSINESS

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

    We define bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months, less cancellations. Our bookings levels decreased each quarter from the third quarter of fiscal 2000 when they were $61.5 million through the third quarter of fiscal 2001 when they were $13.5 million. Our decline in this one year period was greater than 75%. This decline mirrors the steep decline in the industry, where reports are that bookings rates are down 91% for manufacturers of test, assembly, and packaging. At December 2001, there was no consensus among industry analysts or research organizations as to how long the current downturn will continue before a period of renewed growth.

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

   WE WILL BE UNABLE TO ACHIEVE PROFITABLE OPERATIONS UNLESS WE INCREASE QUARTERLY REVENUE OR MAKE FURTHER REDUCTIONS IN OUR COSTS

    We incurred net losses of $104.4 million, $9.3 million and $40.5 million for the fiscal years 2001, 1999 and 1998, respectively, primarily attributable to the worldwide downturn in demand for semiconductor capital equipment. Our ability to achieve profitable operations will depend upon our ability to increase quarterly revenue levels or make further reductions in our costs. There can be no assurance that we will reduce our costs sufficiently in anticipation of declines in demand to return to profitability.

   A LOSS OF OR DECREASE IN PURCHASES BY ONE OF OUR SIGNIFICANT CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY

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

   ECONOMIC DIFFICULTIES ENCOUNTERED BY CERTAIN OF OUR FOREIGN CUSTOMERS MAY RESULT IN ORDER CANCELLATIONS AND REDUCE COLLECTIONS OF OUTSTANDING RECEIVABLES

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

    The markets for our products are extremely competitive. Our near-term competitive position is dependent upon our ability to satisfy orders received in a timely manner. To do so, we need access to capital to rapidly increase our production capabilities. Maintaining our long-term competitive position will require our continued investment in research and product development. Our ability to satisfy orders received in a timely manner and to invest in research and product development may be limited by our cash flow availability and by our need to comply with covenants in our banking arrangements that may limit our production, research and product development expenditures.

   THE LOSS OF KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
BUSINESS

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

   THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK

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

           Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements

     (ii)  Financial Statement Schedule.

           Schedule II -- Valuation and Qualifying Accounts

    (iii)  Exhibits.


  EXHIBIT
    NO.                                 DESCRIPTION
  -------                               -----------
    2.1* Purchase and Sales Agreement By and Among Robotic Vision Systems, Inc. and RVSI Europe Ltd. Sellers and Sick, Inc. and Erwin Sick Ltd. Buyers Dated as of December 18, 2001

    3.1*        Registrant's Restated Certificate of Incorporation(1)

    3.2*        Amendments to Registrant's Restated Certificate of
                Incorporation(2)

    3.3*        Registrant's Bylaws, as amended(3)

    4.1* Rights Agreement, dated as of May 14, 1998, between Registrant and American Stock Transfer & Trust Company(3)

    4.2*        Form of Prepaid Warrant(4)

   10.1* Securities Purchase Agreement dated as of February 18, 1999 among Registrant and the purchasers parties thereto(4)

   10.2* Securities Purchase Agreement dated as of July 19, 1999 among Registrant and the purchasers parties thereto(5)

   10.3* Asset Purchase Agreement, dated November 16, 1998 between Registrant and Rosemount Aerospace, Inc.(6)

   10.4* License Agreement, dated December 4, 1999, between Registrant and Rosemount Aerospace, Inc.(6)

   10.5* License Agreement, dated December 4, 1999, between Registrant and Rosemount Aerospace, Inc.(6)

   10.6* Asset Purchase Agreement dated as of November 10, 1999 between Registrant and Polaroid Corporation(7)

   10.7* Revolving Credit and Security Agreement, dated April 28, 2000 between PNC Bank, National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries (as borrower) and other lenders identified therein.(8)

   10.8* First Amendment to the Revolving Credit and Security Agreement, dated September 10, 2001 between PNC Bank, National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries (as borrower).

   10.9* Second Amendment and Restated Revolving Credit Note, dated September 10, 2001 between PNC Bank, National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries (as borrower).

   10.10* Second Amendment to the Revolving Credit and Security Agreement, dated December 19, 2001 between PNC Bank, National Association (as lender and agent), Registrant (as borrower).

   21*          Subsidiaries of Registrant

   23           Independent Auditors' Consent of Deloitte & Touche LLP

----------
(1) Filed as an exhibit to Registrant's Registration Statement on Form S-4, File No. 333-08633.

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

(8) Filed as an exhibit to Registrant's Current Report on Form 10-Q dated May 11, 2000.

     *  Previously filed with this annual report on Form 10-K.

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


DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 30, 2001
(December 19, 2001 as to the fourth paragraph of Note 1)

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                                                                                  2001       2000
                                                                                              ----------  ----------
                                                                                              (IN THOUSANDS, EXCEPT
                                                                                                    PER SHARE)
                                                   ASSETS
Current Assets:
  Cash and cash equivalents...............................................................    $    3,554  $   22,947
  Accounts receivable, net................................................................        14,866      64,520
  Inventories, net........................................................................        34,765      52,801
  Prepaid expenses and other current assets...............................................         2,168       3,296
                                                                                              ----------  ----------
     Total current assets.................................................................        55,353     143,564
  Plant and equipment, net................................................................        10,393      16,095
  Deferred income taxes...................................................................            --       9,220
  Goodwill, net of accumulated amortization of $2,799 and $2,023..........................         4,265       4,992
  Software development costs, net.........................................................         9,944      14,188
Intangibles and other long-term assets....................................................         7,992       7,425
                                                                                              ----------  ----------
                                                                                              $   87,947  $  195,484
                                                                                              ==========  ==========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility...............................................................    $    2,385  $       --
  Notes payable and current portion of long-term debt.....................................         4,259         236
  Accounts payable........................................................................        13,694      30,546
  Accrued expenses and other current liabilities..........................................        17,401      16,643
  Deferred gross profit...................................................................         2,469          --
                                                                                              ----------  ----------
     Total current liabilities............................................................        40,208      47,425
  Long-term debt..........................................................................         7,240       2,499
                                                                                              ----------  ----------
     Total liabilities....................................................................        47,448      49,924
  Commitments and contingencies (Note 9)
  Prepaid warrants........................................................................         7,067       8,644
  Stockholders' Equity:
  Common stock, $0.01 par value; shares authorized, 75,000 shares; issued and
    outstanding, 2001-- 35,960 and 2000-- 35,270..........................................           360         353
  Additional paid-in capital..............................................................       270,564     268,967
  Accumulated deficit.....................................................................      (236,810)   (131,733)
  Accumulated other comprehensive loss....................................................          (682)       (671)
                                                                                              ----------  ----------
     Total stockholders' equity...........................................................        33,432     136,916
                                                                                              ----------  ----------
                                                                                              $   87,947  $  195,484
                                                                                              ==========  ==========

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                  2001         2000       1999
                                                                               ----------   ---------- -------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                       PER SHARE AMOUNTS)

Revenues...................................................................    $  107,845   $ 223,193  $ 128,230
Cost of revenues...........................................................        73,513     124,354     71,526
Inventory provisions.......................................................        16,500          --         --
                                                                               ----------   ---------  ---------
Gross profit...............................................................        17,832      98,839     56,704
                                                                               ----------   ---------  ---------
Operating costs and expenses:
Research and development expenses..........................................        28,352      26,965     20,533
Selling, general and administrative expenses...............................        54,320      59,716     44,599
Severance and other charges................................................        17,336          --        255
In-process research and development........................................         1,050          --         --
                                                                               ----------   ---------  ---------
Income (loss) from operations..............................................       (83,226)     12,158     (8,683)
Gain on sale of assets.....................................................            --          --      2,985
Interest expense...........................................................        (1,622)     (2,443)    (3,959)
Interest income............................................................           442       1,010        399
                                                                               ----------   ---------  ---------
Income (loss) before income taxes..........................................       (84,406)     10,725     (9,258)
Provision for income taxes.................................................         9,220           3         --
                                                                               ----------   ---------  ---------
Income (loss) before cumulative effect of accounting change................       (93,626)     10,722     (9,258)
Cumulative effect of accounting change.....................................       (10,747)         --         --
                                                                               ----------   ---------  ---------
Net income (loss)..........................................................    $ (104,373)  $  10,722  $  (9,258)
                                                                               ==========   =========  =========
Net income (loss) per share:
Income (loss) before cumulative effect of accounting change
  Basic....................................................................    $    (2.64)  $    0.32  $   (0.38)
  Diluted..................................................................    $    (2.64)  $    0.27  $   (0.38)
Cumulative effect of accounting change:
  Basic....................................................................    $    (0.30)         --         --
  Diluted..................................................................    $    (0.30)         --         --
Net income (loss)
  Basic....................................................................    $    (2.94)  $    0.32  $   (0.38)
  Diluted..................................................................    $    (2.94)  $    0.27  $   (0.38)
Weighted average shares:
  Basic....................................................................        35,683      31,431     25,669
  Diluted..................................................................        35,683      39,804     25,669



                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999



                                                                                                        ACCUMULATED
                                                         COMMON STOCK                                     OTHER
                                                    ---------------------    ADDITIONAL               COMPREHENSIVE      TOTAL
                                                     NUMBER                    PAID-IN   ACCUMULATED     INCOME      STOCKHOLDERS'
                                                    OF SHARES      AMOUNT      CAPITAL      DEFICIT      (LOSS)         EQUITY
                                                    ---------      ------    ----------  -----------  -------------  -------------
                                                                                   (IN THOUSANDS)
BALANCE, OCTOBER 1,  1998.......................     24,870         $ 249     $168,493    $(131,962)     $   17        $  36,797
Shares issued in connection with the exercise of
  stock options and warrants....................        111             1          168           --          --              169
Shares issued in connection with private
placement, net of                                     2,373            24        5,807           --          --            5,831
   offering costs...............................
Warrants issued in connection with private
placement, net of                                        --            --        4,898           --          --            4,898
   offering costs...............................
Warrants issued for professional services.......         --            --          100           --          --              100
Amortization of warrant premium.................         --            --           --         (463)         --             (463)
Translation adjustment..........................         --            --           --           --         (84)             (84)
Net loss........................................         --            --           --       (9,258)         --           (9,258)
                                                     ------         -----     --------    ---------      ------        ---------
BALANCE, SEPTEMBER 30,  1999....................     27,354           274      179,466     (141,683)        (67)          37,990
Shares issued in connection with public offering,
  net of offering costs.........................      5,750            57       79,068           --          --           79,125
Shares issued in connection with  the conversion
  of subordinated note payable..................        258             3        2,064           --          --            2,067
Shares issued in connection with the exercise of
  stock options and warrants....................      1,908            19        8,269           --          --            8,288
Warrants issued for professional services.......         --            --          100           --          --              100
Amortization of warrant premium.................         --            --           --         (772)         --             (772)
Translation adjustment..........................         --            --           --           --        (604)            (604)
Net income......................................         --            --           --       10,722          --           10,722
                                                     ------         -----     --------    ---------      ------        ---------
BALANCE, SEPTEMBER 30,  2000 ...................     35,270           353      268,967     (131,733)       (671)         136,916
Shares issued in connection with the exercise of
  stock options and warrants....................        690             7        1,597           --          --            1,604
Amortization of warrant premium.................         --            --           --         (704)         --             (704)
Translation adjustment..........................         --            --           --           --         (11)             (11)
Net loss........................................         --            --           --     (104,373)         --         (104,373)
                                                     ------         -----     --------    ---------      ------        ---------
BALANCE, SEPTEMBER 30,  2001....................     35,960         $ 360     $270,564    $(236,810)     $ (682)       $  33,432
                                                     ======         =====     ========    =========      ======        =========



                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                                       2001         2000         1999
                                                                    ----------    ---------    --------
                                                                               (IN THOUSANDS)
Net income (loss)..............................................     $ (104,373)   $ 10,722     $(9,258)
Foreign currency translation adjustment........................            (11)       (604)        (84)
                                                                    ----------    --------     -------
Comprehensive income (loss)....................................     $ (104,384)   $ 10,118     $(9,342)
                                                                    ==========    ========     =======



                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                                                                                  2001         2000       1999
                                                                                               ----------   ---------  ---------
                                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...........................................................................   $(104,373)   $ 10,722   $ (9,258)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Deferred income taxes....................................................................       9,220        (400)        --
   Depreciation and amortization............................................................      14,883      11,038     10,771
   Inventory provisions.....................................................................      16,500          --         --
   Cumulative effect of accounting change...................................................      10,747          --         --
   Impairment charges (non-cash restructuring)..............................................      12,885          --         --
   Bad debt provision.......................................................................       1,122         662        202
   Warranty provision.......................................................................       1,990       5,024      3,059
   In-process research and development......................................................       1,050          --         --
   Gain on sale of assets...................................................................          --          --     (2,985)
   Changes in operating assets and liabilities:
     Accounts receivable....................................................................      48,650     (27,680)    (5,337)
     Inventories............................................................................       1,947     (20,248)     3,660
     Prepaid expense and other current assets...............................................       1,528      (2,008)       (62)
     Other assets...........................................................................        (692)     (1,179)       (57)
     Accounts payable.......................................................................     (17,317)      9,453       (295)
     Deferred gross profit..................................................................      (8,278)         --         --
     Accrued expenses and other current liabilities.........................................      (2,446)     (6,606)    (9,280)
                                                                                               ----------   ---------  ---------
        Net cash used in operating activities...............................................     (12,584)    (21,222)    (9,582)
                                                                                               ----------   ---------  ---------
INVESTING ACTIVITIES:
Additions to plant and equipment, net.......................................................      (2,285)     (9,602)    (2,885)
Cash paid for acquisitions, net of cash acquired............................................      (3,125)         --         --
Additions to software development costs.....................................................      (3,409)     (4,211)    (4,927)
Proceeds from sale of assets................................................................          --          --      4,229
                                                                                               ---------    --------   --------
        Net cash used in investing activities...............................................      (8,819)    (13,813)    (3,583)
                                                                                               ----------   ---------  ---------
FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants (less offering costs)...............          --      79,192     19,372
Proceeds from exercise of stock options and warrants........................................          26       8,288        168
Net proceeds from (payments of) revolving credit facility...................................       2,385     (35,325)    (2,175)
Repayment of long-term borrowings...........................................................        (420)       (422)      (440)
                                                                                               ----------   ---------  ---------
        Net cash provided by financing activities...........................................       1,991      51,733     16,925
                                                                                               ---------    --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS................................          19         (44)       112
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................     (19,393)     16,654      3,872
CASH AND CASH EQUIVALENTS:
   Beginning of year........................................................................      22,947       6,293      2,421
                                                                                               ---------    --------   --------
   End of year..............................................................................   $   3,554    $ 22,947   $  6,293
                                                                                               ---------    --------   --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................................................   $     446    $  3,353   $  2,937
                                                                                               ---------    --------   --------
Income taxes paid...........................................................................   $      --    $    408   $     --
                                                                                               ---------    --------   --------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of subordinated notes payable in connection with acquisitions......................   $   9,185    $  2,000         --
                                                                                               =========    ========   ========
Conversion of subordinated note payable and accrued interest into common stock..............   $      --    $ (2,067)        --
                                                                                               =========    ========   ========
Cashless exercise of prepared warrants for 682 shares of common stock.......................   $   1,577    $     --   $     --
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

    Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In those cases, installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. When customer payment terms provide that a minor portion of the equipment purchase price be paid only upon customer acceptance, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. When customer payment terms require that a significant portion of the equipment price be paid upon customer acceptance, the entire purchase price and cost are deferred until customer acceptance is received. Revenue for new products that have not previously satisfied customer acceptance requirements, generally semiconductor capital equipment, is recognized upon customer acceptance. The gross profit on sales that are not yet recognized is recorded as deferred gross profit in the consolidated balance sheet. The Company provides for warranty costs at the time the related revenue is recognized. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. Service revenue, related to maintenance and training programs, is recognized ratably over the period that services are provided. The Company does not grant any rights of return or price protection privileges to distributors.

    The cumulative effect of the change as of October 1, 2000 resulted in a charge to operations of $10,747, which is included in the Consolidated Statement of Operations for the year ended September 30, 2001. The effect of the change on year ended September 30, 2001 was to increase revenues by $15,197 and to reduce the loss before the cumulative effect of the accounting change by $8,107. Pro forma amounts for the periods prior to October 1, 2000 have not been presented, as the effect of the change in accounting principle could not be reasonably determined.

    e. Cash and Cash Equivalents -- Cash and cash equivalents includes money market accounts and certain debt securities issued by the United States government purchased with an original maturity of three months or less.

    f. Inventories-- Inventories are stated at the lower of cost (using the first-in, first-out cost flow assumption) or market.

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

    i. Software Development Costs -- Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized only to the extent of costs of producing product masters subsequent to the establishment of their technological feasibility and capitalization ends when the product is available for general release to customers. Capitalized software development costs are amortized over the estimated useful lives (generally five years) on a straight-line basis or the ratio of current revenues to total expected revenues in a product's expected life, if greater. Amortization begins in the period in which the related product is available for general release to customers. The Company reviews the unamortized capitalized costs of its underlying products compared to the net realizable value of these products. An impairment loss is recorded in an amount by which the unamortized capitalized costs of a computer software product exceeds the net realizable value of that asset. Certain software development costs totaling $3,409, $4,211 and $4,927 have been capitalized during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Amortization expense relating to software development costs for the fiscal years ended September 30, 2001, 2000, and 1999 was $4,409, $3,987 and $2,775, respectively.
See discussion of impairments recorded in fiscal 2001 in Note 14.

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

    q. Equity-based compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted by SFAS No. 123, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

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

2.  ACCOUNTS RECEIVABLE

    Accounts receivable at September 30, 2001 and 2000 consisted of the following:

                                                             2001      2000
                                                          --------  --------
Total accounts receivable.............................    $ 16,793  $ 65,954
Less allowance for doubtful accounts receivable.......      (1,927)   (1,434)
                                                          --------  --------
Accounts receivables, net.............................    $ 14,866  $ 64,520
                                                          --------  --------

3.  INVENTORIES

    Inventories at September 30, 2001 and 2000 consisted of the following:

                                                            2001      2000
                                                          --------  --------
Raw materials.........................................    $ 18,640  $ 28,573
Work in process.......................................       4,968    11,943
Finished goods........................................      11,157    12,285
                                                          --------  --------
     Total............................................    $ 34,765  $ 52,801
                                                          ========  ========

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

4.  INCOME TAXES

    The components of income (loss) before income tax provision (benefit), for the fiscal years ended September 30, 2001, 2000 and 1999 are as follows:

                                                  2001        2000     1999
                                               ---------   ---------  ------
Domestic...................................    $ (74,930)  $ 13,080  $ (7,496)
Foreign....................................       (9,476)    (2,355)   (1,762)
                                               ---------   --------  --------
     Total.................................    $ (84,406)  $ 10,725  $ (9,258)
                                               =========   ========  ========

    The income tax provision (benefit) for the fiscal years ended September 30, 2001, 2000 and 1999 consisted of the following:

                                                  2001      2000      1999
                                               ---------  --------  --------
Current:
  Federal..................................    $      --  $    303  $     --
  State....................................           --       100        --
  Foreign..................................           --        --        --
                                               ---------  --------  --------
                                               $      --  $    403  $     --
                                               ---------  --------  --------
Deferred:
  Federal..................................      (31,107)    4,792    (4,042
  State....................................       (2,367)      562      (476)
  Change in valuation allowance............       42,694    (5,754)    4,518
                                               ---------  --------  --------
                                                   9,220      (400)       --
                                               ---------  --------  --------
     Total.................................    $   9,220  $      3  $     --
                                               =========  ========  ========

    The income tax benefits related to the exercise of stock options reduces taxes currently payable or increases net deferred tax assets, and is credited to additional paid-in capital.

    A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the fiscal years ended September 30, 2001, 2000 and 1999 is as follows:

                                                      2001     2000    1999
                                                    -------   ------  ------
U.S. Federal statutory rate......................    (34.0)%   34.0%  (34.0)%
Increases (reductions) due to:
State taxes-- net of Federal tax benefit.........     (4.0)     4.0    (4.0)
Change in valuation allowance....................     47.8       --    34.0
Utilization of net operating loss carryforwards..       --    (40.7)     --
Other-- net......................................      1.1      2.7     4.0
                                                     -----    -----   -----
     Total.......................................     10.9%     0.0%    0.0%
                                                     =====    =====   =====

    The net deferred tax asset at September 30, 2001 and 2000 is comprised of the following:

                                                          2001       2000
                                                       ---------  ---------
DEFERRED TAX ASSETS (LIABILITIES):
Net operating loss carryforwards...................    $  55,708  $  30,547
Tax credit carryforwards...........................        1,925      2,200
Accrued liabilities................................        2,125      1,527
Deferred revenue...................................        1,223         --
Inventories........................................        8,972      4,332
Receivables........................................          795        530
Property and equipment.............................          548        656
Software development costs.........................       (3,631)    (3,836)
Intangible assets..................................        1,735         --
Other..............................................           37          7
                                                       ---------  ---------
                                                          69,437     35,963
Less valuation allowance...........................      (69,437)   (26,743)
                                                       ---------  ---------
     Total.........................................    $      --  $   9,220
                                                       =========  =========

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

5. PLANT AND EQUIPMENT

    Plant and equipment at September 30, 2001 and 2000 consisted of the following:

                                                          2001       2000
                                                       ---------  ---------
Machinery and equipment............................    $  11,156  $  15,008
Furniture, fixtures and other equipment............       12,828     14,748
Demonstration equipment............................        7,324      8,535
Leasehold improvements.............................        3,811      3,676
                                                       ---------  ---------
     Total.........................................       35,119     41,967
Less accumulated depreciation and amortization.....      (24,726)   (25,872)
                                                       ---------  ---------
  Plant and equipment-- net........................    $  10,393  $  16,095
                                                       =========  =========

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities at September 30, 2001 and 2000 consisted of the following:

                                                         2001       2000
                                                       --------   --------
Accrued wages and related employee benefits........    $  5,279   $  5,721
Accrued sales commissions..........................       2,083      4,836
Advance contract payments received.................         975      1,558
Accrued warranty and other product related costs...       2,156      1,411
Accrued warrant premium............................       1,712      1,263
Accrued interest...................................         533         --
Accrued severance and other restructuring charges..       1,277         --
Accrued other......................................       3,386      1,854
                                                       --------   --------
     Total.........................................    $ 17,401   $ 16,643
                                                       ========   ========

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

   NOTES PAYABLE AND LONG-TERM DEBT:

    Notes payable and long-term debt at September 30, 2001 and 2000 consisted of the following:


                                                                                                               2001       2000
                                                                                                            --------    -------
Subordinated note payable-- 8.25%, payable in equal quarterly installments of $281 through June 2003....    $  1,969    $ 2,250
Abante note payable-- 8%, payable in one installment in November 2002...................................       1,500         --
Abante payable-- non-interest bearing, discounted at 8%, payable in annual installments of $500 through        2,129         --
November 2006...........................................................................................
AIID notes payable-- prime rate (7.1% at September 30,  2001), payable in annual installments of $1,855        5,556         --
through January 2004....................................................................................
Other borrowings........................................................................................         345        485
                                                                                                            --------    -------
Total notes payable and long-term debt..................................................................      11,499      2,735
Less notes payable and current portion of long-term debt................................................      (4,259)      (236)
                                                                                                            --------    -------
Long-term debt..........................................................................................    $  7,240    $ 2,499
                                                                                                            ========    =======

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

    If the average closing price of the Company's common stock for fifteen consecutive trading days equals or exceeds $10.00 per share, the Company may elect to pay the Abante note in the form of common stock. The holders of the AIID notes may elect to receive payment in shares of the Company's common stock valued at $10.80 per share.

    Principal maturities of long-term debt as of September 30, 2001 are as follows:

2002.........................................................    $  4,259
2003.........................................................       4,256
2004.........................................................       2,354
2005.........................................................         501
2006.........................................................         129
                                                                 --------
     Total...................................................    $ 11,499
                                                                 ========

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

    The components of net pension cost for the fiscal years ended September 30, 2001, 2000 and 1999 are summarized as follows:


                                                                     2001     2000    1999
                                                                   -------  -------  ------
Service cost-- benefits earned during the period...............    $  253   $  244   $  257
Interest on projected benefit obligations......................       200      161      164
Estimated return on plan assets................................      (173)    (113)    (128)
Other-- amortization of actuarial gains, net transition
  asset, curtailment and settlement gains......................       187       24       23
                                                                   ------   ------   ------
Net pension cost...............................................    $  467   $  316   $  316
                                                                   ======   ======   ======

    The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 30, 2001 and 2000 is as follows:

                                                                2001     2000
                                                              -------  -------
Reconciliation of benefit obligation
  Obligation at October 1.................................    $ 2,327  $ 2,166
  Service cost............................................        253      244
  Interest cost...........................................        200      161
  Plan amendment..........................................         --       --
  Actuarial (gain) loss...................................        543      (71)
  Benefit payments and settlements........................       (633)    (173)
  Curtailment.............................................       (122)      --
                                                              -------  -------
  Obligation at September 30..............................    $ 2,568  $ 2,327
Reconciliation of fair value of plan assets
  Fair value of plan assets at October 1..................    $ 1,808  $ 1,254
  Actual return on plan assets............................       (136)     224
  Employer contributions..................................        539      503
  Benefit payments and settlements........................       (633)    (173)
                                                              -------  -------
  Fair value of plan assets at September 30...............    $ 1,578  $ 1,808
Funded status
  Funded status at September 30...........................       (990)    (519)
  Unrecognized prior service cost.........................         40       63
  Unrecognized (gain) loss................................        648       82
                                                              -------  -------
Net accrued pension costs.................................    $  (302) $  (374)
                                                              =======  =======

    The curtailment and settlements were a result of the partial termination of the plan as well as a result of the employee terminations resulting from the Company's restructuring efforts.

    Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                               2001    2000
                                                               -----   -----
Discount rate..............................................    7.50%   7.75%
Rate of compensation increase..............................    4.00%   4.00%
Expected long-term rate of return on assets................    8.25%   8.25%

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

9.  COMMITMENTS AND CONTINGENCIES

    Operating Leases -- The Company has entered into operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable scheduled rentals under these agreements are as follows:

FISCAL YEAR ENDING SEPTEMBER 30:               FACILITIES  EQUIPMENT   TOTAL
--------------------------------               ----------  ---------  -------

2002.......................................      $ 3,121     $ 182    $ 3,303
2003.......................................        2,886       103      2,989
2004.......................................        2,262        68      2,330
2005.......................................        2,411        30      2,441
2006.......................................        1,839        --      1,839
Thereafter.................................        8.750        --      8,750
                                                 --------    -----    -------
     Total.................................      $21,269     $ 383    $21,652
                                                 =======     =====    =======

    Rent expense for the fiscal years ended September 30, 2001, 2000 and 1999 was $3,563, $3,447 and $3,400, respectively.

   LITIGATION

    A number of purported securities class actions were filed against us, Pat V. Costa, the Chief Executive Officer and Frank Edwards the former Chief Financial Officer, in Federal District Court for the District of Massachusetts in the summer of 2001. The Court consolidated these actions and appointed two lead plaintiffs. Thereafter, the lead plaintiffs filed a consolidated amended complaint, to which a response is due in early February 2002. This case remains at a preliminary stage and no discovery proceedings have taken place. We believe that these claims are without merit and intend to defend vigorously against them.

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

10.  STOCKHOLDERS' EQUITY

    Warrants Outstanding -- As of September 30, 2001, there were outstanding warrants to purchase the Company's common stock as described below:

                                        NUMBER     PROCEEDS ON
DATE ISSUED                            OF SHARES    EXERCISE    EXPIRATION DATE
-----------                            ---------   -----------  ---------------
COMMON STOCK PURCHASE WARRANTS
a.  September 1996-- September 1998...      61      $    601    September 2002
b.  February 1999.....................     522         2,068    February 2004
c.  April 1999........................     327         1,297    April 2004
d.  July 1999.........................   2,909        11,695    July 2004
e.  July 1999.........................      69           347    July 2004
PREPAID WARRANTS
b.  February 1999.....................   10,900           --    February 2004
                                         ------     --------
                                         14,788     $ 16,008
                                         ======     ========
----------
a. Warrants issued in various transactions having exercise prices between $2.57 and $13.13.

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

    Each prepaid warrant is exercisable at the lower of $3.96 per share or 95% of the average of the three lowest closing bid prices of the Company's common stock during the 20-day trading period ending on the date of notice of exercise. One hundred eighty days after the issuance of warrants the trading period will increase by one day for each thirty day period thereafter. As of September 30, 2001, the trading period was forty-five days. On September 30, 2001, 2000 and 1999, the exercise prices would have been $0.86, $3.96 and $3.55 per share, respectively. The prepaid warrants bear an annual premium of 7% per annum, payable in cash or, at the Company's option, in shares of the Company's common stock, and were initially exercisable, to the extent of 25% of the total number of shares issuable, commencing on the 180th day (August 19, 1999) following their issuance, increasing by increments of 25% every 90 days thereafter so that after the passage of 450 days following the date of original issuance, the prepaid warrants are now fully exercisable. The incentive warrants are exercisable at any time during their 5-year term.

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

    The following table sets forth summarized information concerning the Company's stock options:


                                                                                                NUMBER    EXERCISE PRICE
                                                                                              OF SHARES       RANGE
                                                                                              ---------   --------------
Options outstanding for shares of common stock at October 1,  1998.........................     3,571      $1.00-$19.38
  Granted..................................................................................     1,424       2.00-  4.38
  Canceled or expired......................................................................    (1,038)      1.53- 18.25
  Exercised................................................................................       (48)      1.00-  3.75
                                                                                                -----
Options outstanding for shares of common stock at September 30, 1999.......................     3,909       1.00- 19.38
  Granted..................................................................................       852       3.97- 18.00
  Canceled or expired......................................................................      (517)      2.00- 18.00
  Exercised................................................................................      (512)      1.00- 14.52
                                                                                                -----
Options outstanding for shares of common stock at September 30, 2000.......................     3,732       1.00- 19.38
  Granted..................................................................................     1,712       1.07-  5.63
  Canceled or expired......................................................................      (854)      1.81- 18.25
  Exercised................................................................................        (8)      2.00-  4.13
                                                                                                -----
Options outstanding for shares of common stock at September 30, 2001.......................     4,582       1.00- 19.38
                                                                                                =====
Options exercisable at September 30, 2001..................................................     2,120
                                                                                                =====
  September 30, 2000.......................................................................     1,600
                                                                                                =====
  September 30, 1999.......................................................................     1,211
                                                                                                =====
Shares available for future grant at September 30, 2001....................................     1,773
                                                                                                =====

    Weighted average option exercise price information for the fiscal years ended September 30, 2001, 2000 and 1999 was as follows:

                                                        2001    2000    1999
                                                      -------  ------  ------
Outstanding at beginning of year..................    $  5.48  $ 5.08  $ 6.94
Granted during the year...........................       3.00    7.96    2.61
Exercised during the year.........................       2.98    4.19    2.19
Canceled, terminated and expired..................       5.49    7.71    8.64
Outstanding at end of year........................       4.61    5.48    5.08
Exercisable at year end...........................       5.06    4.88    4.74

                            AS OF SEPTEMBER 30, 2001


                                        OUTSTANDING OPTIONS                                   EXERCISABLE OPTIONS
                              -----------------------------------------------            -----------------------------
  RANGE OF                                 REMAINING LIFE         WEIGHTED                                 WEIGHTED
EXERCISE PRICES               SHARES          IN YEARS          AVERAGE PRICE             SHARES         AVERAGE PRICE
---------------               ------       --------------      --------------            -------         -------------
$ 1.00-$ 2.00                    684             3.51              $  1.69                  295             $  1.53
$ 2.04-$ 2.75                    520             4.49              $  2.58                   76             $  2.29
$ 2.77-$ 3.02                     92             3.19              $  2.94                   37             $  2.95
$ 3.09-$ 3.09                    687             5.06              $  3.09                   20             $  3.09
$ 3.16-$ 3.97                    482             3.33              $  3.43                  262             $  3.37
$ 4.00-$ 4.00                    200             3.69              $  4.00                   80             $  4.00
$ 4.13-$ 4.13                  1,010             3.75              $  4.13                  865             $  4.13
$ 4.25-$11.94                    538             3.54              $  7.56                  283             $  7.36
$12.81-$18.25                    324             4.46              $ 14.38                  163             $ 14.28
$19.38-$19.38                     45             4.66              $ 19.38                   39             $ 19.38
                               -----             ----              -------                -----             -------
$ 1.00-$19.38                  4,582             3.97              $  4.61                2,120             $  5.06
                               =====             ====              =======                =====             =======

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


                                                                                    2001       2000       1999
                                                                                 ----------   -------   ---------
Earnings (loss) available to common stockholders:
  As reported................................................................    $ (105,077)  $ 9,950   $  (9,721)
  Pro forma..................................................................      (109,077)    6,069     (14,206)
Basic earnings (loss) per share:
  As reported................................................................    $    (2.94)  $  0.32   $   (0.38)
  Pro forma..................................................................         (3.06)     0.19       (0.55)
Diluted earnings (loss) per share:
  As reported................................................................    $    (2.94)  $  0.27   $   (0.38)
  Pro forma..................................................................         (3.06)     0.15       (0.55)

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

GEOGRAPHIC OPERATIONS

    Operations by geographic area are summarized as follows:


                                                                                UNITED
FISCAL YEAR ENDED SEPTEMBER 30, 2001                                            STATES     EUROPE   ELIMINATIONS  CONSOLIDATED
------------------------------------                                          ----------  --------  ------------  ------------
Revenues from unaffiliated customers......................................    $ 103,322   $  4,523    $     --      $107,845
Transfers between geographic areas........................................        2,424         --      (2,424)           --
                                                                              ---------   --------    --------      --------
     Total revenues.......................................................      105,746      4,523      (2,424)      107,845
                                                                              =========   ========    ========      ========
Income (loss) before income tax provision.................................      (80,253)    (4,153)         --       (84,406)
                                                                              =========   ========    ========      ========
Identifiable assets.......................................................       86,056      2,246        (355)       87,947
                                                                              =========   ========    ========      ========


                                                                                UNITED
FISCAL YEAR ENDED SEPTEMBER 30, 2000                                            STATES      EUROPE   ELIMINATIONS  CONSOLIDATED
------------------------------------                                          ---------    --------  ------------  ------------
Revenues from unaffiliated customers......................................    $ 214,976    $  8,217    $     --     $223,193
Transfers between geographic areas........................................        3,946          --      (3,946)          --
                                                                              ---------    --------    --------     --------
     Total revenues.......................................................      218,922       8,217      (3,946)     223,193
                                                                              =========    ========    ========     ========
Income (loss) before income tax provision.................................       13,080      (2,355)         --       10,725
                                                                              =========    ========    ========     ========
Identifiable assets.......................................................      195,681       4,952      (5,149)     195,484
                                                                              =========    ========    ========     ========


                                                                                 UNITED
FISCAL YEAR ENDED SEPTEMBER 30, 1999                                             STATES     EUROPE   ELIMINATIONS  CONSOLIDATED
------------------------------------                                           ----------  --------  ------------  -------------
Revenues from unaffiliated customers......................................     $ 117,924   $ 10,306     $     --     $128,230
Transfers between geographic areas........................................         4,405         --       (4,405)          --
                                                                               ---------   --------     --------     --------
     Total revenues.......................................................       122,329     10,306       (4,405)     128,230
                                                                               =========   ========     ========     ========
Income (loss) before income tax provision  (benefit)......................        (7,511)    (1,747)          --       (9,258)
                                                                               =========   ========     ========     ========
Identifiable assets.......................................................       125,911      6,821       (9,531)     123,201
                                                                               =========   ========     ========     ========

    Total revenues from customers outside the U.S. were $65,640, $158,152 and $71,352 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

    Export sales from the Company's U.S. divisions to unaffiliated customers, which are generally denominated in U.S. dollars, for the fiscal years ended September 30, 2001, 2000 and 1999 were as follows:

                                                2001      2000        1999
                                              --------  ---------   --------
Europe...................................     $ 3,080   $   9,670   $  6,686
Asia/Pacific Rim.........................      55,351     137,033     52,724
Other....................................       2,686       3,232      1,636
                                              -------   ---------   --------
     Total...............................     $61,117   $ 149,935   $ 61,046
                                              =======   =========   ========

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

                                                 2001        2000       1999
                                               --------    --------   --------
REVENUES:
Semiconductor Equipment.....................   $ 71,840    $175,382   $ 82,793
Acuity CiMatrix.............................     36,005      47,811     45,437
                                               --------    --------   --------
   Total Revenues...........................   $107,845    $223,193   $128,230
                                               ========    ========   ========

INCOME (LOSS) FROM OPERATIONS
Semiconductor Equipment.....................   $(44,302)   $ 21,722   $     41
Acuity CiMatrix.............................    (30,055)     (2,058)    (1,464)
Other.......................................     (8,869)     (7,506)    (7,260)
                                               --------    --------   --------
   Total income (loss) from operations......   $(83,226)   $ 12,158   $ (8,683)
                                               ========    ========   ========

DEPRECIATION AND AMORTIZATION
Semiconductor Equipment.....................   $  9,317    $  7,691   $  7,375
Acuity CiMatrix.............................      5,008       3,232      3,396
Other.......................................        558         115         --
                                               --------    --------   --------
   Total depreciation and amortization......   $ 14,883    $ 11,038   $ 10,771
                                               ========    ========   ========

INVENTORY PROVISIONS
Semiconductor Equipment.....................   $ 10,817    $     --   $     --
Acuity CiMatrix.............................      6,483          --         --
                                               --------    --------   --------
Total inventory provisions..................   $ 17,300    $     --   $     --
                                               ========    ========   ========

SEVERANCE AND OTHER CHARGES
Semiconductor Equipment.....................   $  8,415    $     --   $     67
Acuity CiMatrix.............................      8,852          --        188
Other.......................................         69          --         --
                                               --------    --------   --------
         Total severance and other..........   $ 17,336    $     --   $    255
                                               ========    ========   ========

TOTAL ASSETS
Semiconductor Equipment.....................   $ 54,947    $119,293   $ 79,800
Acuity CiMatrix.............................     29,100      47,185     32,286
Other.......................................      3,901      29,006     11,115
                                               --------    --------   --------
   Total Assets.............................   $ 87,947    $195,484   $123,201
                                               ========    ========   ========

EXPENDITURES FOR PLANT AND EQUIPMENT, NET
Semiconductor Equipment.....................   $  1,431    $  6,021   $  2,252
Acuity CiMatrix.............................        636       3,181        633
Other.......................................        218         400         --
                                               --------    --------   --------
   Total expenditures for plant and
     equipment, net.........................   $  2,285    $  9,602   $  2,885
                                               ========    ========   ========

EXPENDITURES FOR SOFTWARE DEVELOPMENT COSTS
Semiconductor Equipment.....................   $  2,370    $  3,420   $  2,562
Acuity CiMatrix.............................      1,039       1,649      1,507
                                               --------    --------   --------
   Total expenditures for software
    development costs ......................   $  3,409    $  4,211   $  4,927
                                               ========    ========   ========

    Loss from operations for fiscal 2001 included a charge for in-process research and development costs associated with the Semiconductor Equipment Group totaling $1,050.

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

    The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2006. The projected cash flows were discounted using a 25% rate. The value assigned to in-process technology relates primarily to one research project, as yet to reach technological feasibility and which had no alternative use at the date of purchase. The in-process research and development related to a single project for the development of 3-D inspection technology. Management is primarily responsible for estimating the fair value of the acquired in-process research and development, and the valuation was determined separately from all other acquired assets using the percentage of completion method. The significant assumptions underlying the valuation of this technology included revenues commencing in 2001, a completion ratio of 64% which was calculated by dividing the total expenditures to date for the project by the total estimated expenditures, and a discount rate of 30%. The efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be designed to meet their design specifications, including function, features and technical performance requirements. At September 30, 2001, this project was substantially concluded.

    The allocation of the total cost of the acquisitions in 2001 of approximately $12,550 was as follows: approximately $5,300 was allocated to existing technologies; $1,050 to in-process research and development; approximately $1,800 to other identified intangible assets and $4,400 to goodwill. The intangible lives range from 4 to 5 years and the goodwill was being amortized over 7 years. Future minimum payments under non-cancelable commitments are discounted using applicable rates. The operations of Abante and AIID prior to their acquisitions by the Company, are not material to the Company's statement of operations.

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


                                                                                               2001         2000      1999
                                                                                            ----------   --------  --------
BASIC EPS
Income (loss) before cumulative effect of accounting change.............................    $  (93,626)  $ 10,722  $ (9,258)
Premium on prepaid warrants.............................................................          (704)      (772)     (463)
                                                                                            ----------   --------  --------
Income (loss) before cumulative effect-- basic numerator................................       (94,330)     9,950    (9,721)
Cumulative effect of accounting change-- basic numerator................................       (10,747)        --        --
                                                                                            ----------   --------  --------
Net income (loss)-- basic numerator.....................................................    $ (105,077)  $  9,950  $ (9,721)
                                                                                            ----------   --------  --------
Weighted average number of common shares-- basic denominator............................        35,683     31,431    25,669
                                                                                            ----------   --------  --------
Per Share:
Income (loss) before cumulative effect of accounting change-- basic.....................    $    (2.64)  $   0.32  $  (0.38)
                                                                                            ----------   --------- --------
Cumulative effect of accounting change-- basic..........................................    $    (0.30)  $     --  $     --
                                                                                            ----------   --------  --------
Net income (loss)-- basic...............................................................    $    (2.94)  $   0.32  $  (0.38)
                                                                                            ----------   --------- ---------
DILUTED EPS
Income (loss) before cumulative effect of accounting change-- basic numerator...........    $  (94,330)  $  9,950  $ (9,721)
Effect of conversion of prepaid warrants................................................            --        772        --
                                                                                            ----------   --------  --------
Income (loss) before cumulative effect-- diluted numerator..............................       (94,330)    10,722  $ (9,721)
Cumulative effect of accounting change-- diluted numerator..............................       (10,747)        --        --
                                                                                            ----------   --------  --------
Net income (loss)-- diluted numerator...................................................    $ (105,077)  $ 10,722  $ (9,721)
                                                                                            ----------   --------  --------
Weighted average number of common shares-- basic denominator............................        35,683     31,431    25,669
Effect of conversion of prepaid warrants................................................            --      2,778        --
Effect of other dilutive common stock options and warrants..............................            --      5,595        --
                                                                                            ----------   --------  --------
Weighted average number of common and common equivalent shares-- diluted denominator....        35,683     39,804    25,669
                                                                                            ----------   --------  --------
Per Share:
Income (loss) before cumulative effect-- diluted........................................    $    (2.64)  $   0.27  $  (0.38)
                                                                                            ----------   --------  --------
Cumulative effect of accounting change-- diluted........................................    $    (0.30)  $     --  $     --
                                                                                            ----------   --------  --------
Net income (loss)-- diluted.............................................................    $    (2.94)  $   0.27  $  (0.38)
                                                                                            ----------   --------  --------

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

14.  RESTRUCTURING AND IMPAIRMENTS

    In response to the lower level of revenues in fiscal 2001, the Company took steps to reduce its operating costs. In addition, the Company reviewed its long-lived assets for impairment. A summary of these restructuring costs and impairment charges are as follows:



                                                                                       CASH     NON-CASH
                                                              CHARGES IN   AMOUNTS    AMOUNTS   AMOUNTS      LIABILITY AT
                                                              FISCAL 2001  REVERSED  INCURRED   INCURRED   SEPTEMBER 30, 2001
                                                              -----------  --------  --------   --------   ------------------
RESTRUCTURING
  Severance payments to employees............................   $ 3,661     $ 124     $ 2,620    $    --        $   917
  Exit costs from facilities.................................     1,572       853         359         --            360
  Write-off of other tangible and intangible assets..........       905        --          --        905             --
                                                                -------     -----     -------    -------        -------
  Subtotal restructuring.....................................     6,138       977       2,979        905          1,277
                                                                -------     -----     -------    -------        -------
IMPAIRMENTS
  Capitalized software.......................................     3,243        --          --      3,243             --
  Purchased technologies.....................................     4,160        --          --      4,160             --
  Goodwill...................................................     3,915        --          --      3,915             --
  Write-off of other tangible assets.........................       857        --          --        857             --
                                                                -------     -----     -------    -------        -------
  Subtotal impairments.......................................    12,175        --          --     12,175             --
                                                                -------     -----     -------    -------        -------
Total........................................................   $18,313     $ 977     $ 2,979    $13,080        $ 1,277
                                                                =======     =====     =======    =======        =======

Restructuring -- The Company experienced a significant decline in orders and revenues commencing with the first quarter of fiscal 2001. Management's response was to develop and implement headcount reduction plans designed to reduce costs and expenses. As the downturn in the economy worsened, management reviewed its operational plan and made further headcount reductions. During all quarters of fiscal 2001, management made decisions to terminate employees in response to lower revenues. In addition to headcount reductions, the Company exited certain facilities, including substantially all European locations. The remaining lease obligations were accrued when an exit plan was determined. Certain tangible and intangible assets were also abandoned in connection with the restructuring efforts. Restructuring charges, totaling approximately $5,200 after reversals, were recorded during fiscal 2001. The charges can be summarized as follows:

- During the quarter ended December 31, 2000, approximately $1,475 of employee severance was recorded. Headcount reductions were made in the Semiconductor Equipment Group, the Acuity CiMatrix division, as well as within the Corporate staff. Approximately 110 employees were terminated throughout all functions of these operations. In addition, a restructuring of the European operations led to lease termination costs, a write-off of facility leasehold improvement costs and write-off of intangible assets considered impaired with the closure of the European businesses, all of which totaled approximately $1,200.

- In the quarter ended March 31, 2001, approximately $797 of severance was recorded. Approximately 90 employees were terminated throughout all functions of the Semiconductor Equipment Group and the Acuity CiMatrix division. Approximately $124 of severance was reversed as a result of lower termination costs than anticipated. Continued efforts to downsize the European operations led to lease termination costs and write-off of facility leasehold improvements, totaling approximately $364.

- In the quarter ended June 30, 2001, approximately $497 of severance was recorded. Approximately 100 employees were terminated throughout all functions of the Semiconductor Equipment Group and the Acuity CiMatrix division.

- In the quarter ended September 30, 2001, approximately $900 of severance was recorded, representing 100 employees throughout all functions of the Semiconductor Equipment Group and the Acuity CiMatrix division. Finalization of the European facilities' closures and other restructuring activities resulted in a $900 write-off of abandoned property and equipment and certain intangibles, totaling $200. As a result of favorable negotiations, the estimated lease obligations on a facility in the U.K. were reduced by $900.

     All charges should be paid within the Company's fiscal year ended September 30, 2002, with the exception of exit costs from lease facilities. These exit costs include the Company's estimated costs on non-cancelable leases, expected to be incurred over the remaining lease terms, which range from 1 to 3 years.

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

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000:


                                                                                   2001
                                                               --------------------------------------------
                                                                 FIRST      SECOND     THIRD       FOURTH
                                                                QUARTER     QUARTER   QUARTER      QUARTER
                                                               ---------   ---------  ---------   ---------
Revenues...................................................    $  38,964   $  31,307  $  21,061   $  16,513
Inventory provision                                                   --      10,299        650       5,551
Gross profit...............................................       14,376       1,511      5,294      (3,349)
Severance and other charges                                        2,663       1,037        914      12,722
In-process research and development                                   --       1,050         --          --
Net loss...................................................      (22,327)    (22,458)   (14,623)    (44,965)
Net loss per share-- diluted...............................        (0.64)      (0.63)     (0.41)      (1.25)


                                                                                  2000
                                                               -------------------------------------------
                                                                 FIRST     SECOND      THIRD      FOURTH
                                                                QUARTER    QUARTER    QUARTER     QUARTER
                                                               --------    --------   --------    --------
Revenues...................................................    $ 46,697    $ 56,153   $ 61,181    $ 59,162
Gross profit...............................................      20,659      24,477     27,723      25,980
Net income.................................................       1,186       3,262      5,319         955
Net income per share-- diluted.............................        0.03        0.08       0.12        0.02

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

         UNAUDITED CONSOLIDATED BALANCE SHEET WITH PRO FORMA ADJUSTMENTS
                               SEPTEMBER 30, 2001

                                                                      HISTORICAL       A,B       PRO FORMA
                                                                         RVSI      ADJUSTMENTS  AS ADJUSTED
                                                                      ----------   -----------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents.......................................     $  3,554    $ 10,500(a)     $14,054
  Accounts receivable, net........................................       14,866          --         14,866
  Inventories, net................................................       34,765      (2,962)(b)     31,803
Prepaid expenses and other current assets.........................        2,168          --          2,168
                                                                       --------    --------        -------
     Total current assets.........................................       55,353       7,538         62,891
Plant and equipment, net..........................................       10,393        (432)(b)      9,961
Deferred income taxes.............................................           --          --             --
Goodwill..........................................................        4,265          --          4,265
Software development costs, net...................................        9,944        (826)(b)      9,118
Intangibles and other long-term assets............................        7,992         (38)(b)      7,954
                                                                       --------    --------        -------
                                                                       $ 87,947       6,242        $94,189
                                                                       ========    ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility.......................................     $  2,385          --        $ 2,385
  Notes payable and current portion of long-term debt.............        4,259          --          4,259
  Accounts payable................................................       13,694          --         13,694
  Accrued expenses and other current liabilities..................       17,401        (769)(b)     16,632
  Deferred gross profit...........................................        2,469          --          2,469
                                                                       --------    --------        -------
     Total current liabilities....................................       40,208        (769)        39,439
Long-term debt....................................................        7,240          --          7,240
                                                                       --------    --------        -------
     Total liabilities............................................       47,448        (769)        46,679
Commitments and contingencies (Note 9)
Prepaid warrants..................................................        7,067          --          7,067
Total stockholders' equity........................................       33,432       7,011(c)(e)   40,443
                                                                       --------    --------        -------
                                                                       $ 87,947       6,242        $94,189
                                                                       ========    ========        =======



       See Notes to Unaudited Pro Forma Consolidated Financial Statements.

    UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS WITH PRO FORMA ADJUSTMENTS
                               SEPTEMBER 30, 2001



                                                                       HISTORICAL         C,D        PRO FORMA
                                                                          RVSI        ADJUSTMENTS   AS ADJUSTED
                                                                       ----------     -----------   -----------
Revenues..........................................................     $  107,845      (16,104)(d)   $  91,741
Cost of revenues..................................................         73,513      (11,002)(d)      62,511
Inventory provisions..............................................         16,500           --          16,500
                                                                       ----------    ---------       ---------
Gross profit......................................................         17,832       (5,102)         12,730
                                                                       ----------    ---------       ---------
Operating costs and expenses:
Research and development expenses.................................         28,352       (1,964)(d)      26,388
Selling, general and administrative expenses......................         54,320       (2,940)(d)      51,380
Severance and other charges.......................................         17,336           --          17,336
In-process research and development...............................          1,050           --           1,050
                                                                       ----------    ---------       ---------
Income (loss) from operations.....................................        (83,226)        (198)        (83,424)
Interest expense..................................................         (1,622)          --          (1,622)
Interest income...................................................            442           --             442
                                                                       ----------    ---------       ---------
Income (loss) before income taxes.................................        (84,406)        (198)        (84,604)
Provision for income taxes........................................          9,220           --(e)        9,220
                                                                       ----------    ---------       ---------
Income (loss) before cumulative effect of accounting
  change..........................................................        (93,626)        (198)        (93,824)
Cumulative effect of accounting change............................        (10,747)          --         (10,747)
                                                                       ----------    ---------       ---------
Net income (loss).................................................     $ (104,373)   $    (198)      $(104,571)
                                                                       ==========    =========       =========
Net income (loss) per share:
Income (loss) before cumulative effect
  Basic...........................................................     $    (2.64)                   $   (2.65)
  Diluted.........................................................     $    (2.64)                   $   (2.65)
Cumulative effect of accounting change:
  Basic...........................................................     $    (0.30)                   $   (0.30)
  Diluted.........................................................     $    (0.30)                   $   (0.30)
Net income (loss)
  Basic...........................................................     $    (2.94)                   $   (2.95)
  Diluted.........................................................     $    (2.94)                   $   (2.95)
Weighted average shares:
  Basic...........................................................         35,683                       35,683
  Diluted.........................................................         35,683                       35,683



       See Notes to Unaudited Pro Forma Consolidated Financial Statements.

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

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                               COLUMN A    COLUMN B     COLUMN C      COLUMN D      COLUMN E
                                                              ---------- -----------  -----------   ------------   ----------
                                                                                        ADDITION
                                                                                       CHARGED TO
                                                              BALANCE AT  CHARGED TO      OTHER                     BALANCE
                                                               BEGINNING   COST AND     ACCOUNTS    DEDUCTION --   AT END OF
DESCRIPTION                                                    OF PERIOD   EXPENSES     DESCRIBED    DESCRIBED      PERIOD
-----------                                                   ----------  ----------  -----------   ------------   ---------
                                                                                    (IN THOUSANDS)
Year Ended September 30, 2001:

  Allowance for doubtful accounts.........................      $ 1,434    $ 1,122       $  --        $ 629(1)      $ 1,927
                                                                -------    -------       -----        -----         -------
  Reserve for excess and obsolete inventory...............      $ 7,670    $17,300       $  --        $3,682(1)     $21,288
                                                                -------    -------       -----        ------        -------
  Reserve for sales warranties............................      $ 1,411    $ 1,990       $  --        $1,245(1)     $ 2,156
                                                                -------    -------       -----        ------        -------
Year Ended September 30, 2000:                                                           $  --
                                                                                         -----
  Allowance for doubtful accounts.........................      $   892    $   662       $  --        $ 120(1)      $ 1,434
                                                                -------    -------       -----        -----         -------
  Reserve for excess and obsolete inventory...............      $ 7,538    $ 1,425       $  --        $1,293(1)     $ 7,670
                                                                -------    -------       -----        ------        -------
  Reserve for sales warranties............................      $ 1,448    $ 5,024       $  --        $5,061(1)     $ 1,411
                                                                -------    -------       -----        ------        -------
Year Ended September 30, 1999:

  Allowance for doubtful accounts.........................      $ 1,000    $   202       $  --        $ 310(1)      $   892
                                                                -------    -------       -----        -----         -------
  Reserve for excess and obsolete inventory...............      $15,448    $   622       $  --        $8,532(1)     $ 7,538
                                                                -------    -------       -----        ------        -------
  Reserve for sales warranties............................      $ 3,051    $ 3,059       $  --        $4,437(1)     $ 1,448
                                                                -------    -------       -----        ------        -------

----------

(1) Amounts written off.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned.


                                         ROBOTIC VISION SYSTEMS, INC.


Dated July 16, 2002                      By:   /s/ PAT V. COSTA
                                              ----------------------------------
                                              PAT V. COSTA
                                              Chairman, President and Chief
                                              Executive Officer