Form 10-Q/A
period 2002-03-31
ROBOTIC VISION SYSTEMS INC
filed 2002-07-17
CIK 225868

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-Q/A-2



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
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                           MARCH 31,          SEPTEMBER 30,
                                                                                             2002                 2001
                                                                                         ------------         ------------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.........................................................      $      467           $   3,554
  Accounts receivable, net..........................................................          11,417              14,866
  Inventories.......................................................................          28,532              34,765
  Prepaid expenses and other current assets.........................................           1,923               2,168
                                                                                          ----------           ---------
    Total current assets............................................................          42,339              55,353
  Plant and equipment, net..........................................................           8,104              10,393
  Goodwill, net.....................................................................           4,057               4,265
  Software development costs, net...................................................           8,477               9,944
  Other assets......................................................................           7,372               7,992
                                                                                          ----------           ---------
                                                                                          $   70,349           $  87,947
                                                                                          ==========           =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving Credit Facility.........................................................      $    5,445           $   2,385
  Notes payable and current portion of long-term debt...............................           6,409               4,259
  Accounts payable..................................................................           9,556              13,694
  Accrued expenses and other current liabilities....................................          13,778              17,401
  Deferred gross profit.............................................................           2,051               2,469
                                                                                          ----------           ---------
    Total current liabilities.......................................................          37,239              40,208
  Long-term debt....................................................................           3,351               7,240
                                                                                          ----------           ---------
    Total liabilities...............................................................          40,590              47,448
  Commitments and contingencies.....................................................
  Prepaid warrants..................................................................           1,439               7,067
  Stockholders' Equity:
  Common stock, $0.01 par value; shares authorized, 75,000 shares; issued and
    outstanding, March 31, 2002-- 48,010 and September 30, 2001-- 35,960............             481                 360
  Additional paid-in capital........................................................         277,762             270,564
  Accumulated deficit...............................................................        (249,165)           (236,810)
  Deferred compensation.............................................................            (138)                 --
  Accumulated other comprehensive loss..............................................            (620)               (682)
                                                                                          ----------           ---------
    Total stockholders' equity......................................................          28,320              33,432
                                                                                          ----------           ---------
                                                                                          $   70,349           $  87,947
                                                                                          ==========           =========


                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  MARCH 31,                      MARCH 31,
                                                         ------------------------        ------------------------
                                                           2002            2001            2002             2001
                                                         --------        --------        --------        --------
Revenues .............................................   $ 14,043        $ 31,307        $ 29,008        $ 70,271
Cost of revenues .....................................      8,657          19,497          18,987          44,084
Inventory provisions .................................         --          10,299              --          10,299
                                                         --------        --------        --------        --------
  Gross profit .......................................      5,386           1,511          10,021          15,888
                                                         --------        --------        --------        --------

Operating costs and expenses:
  Research and development expenses ..................      4,502           7,762           9,288          16,337
  Selling, general and administrative expenses .......      9,148          13,913          18,852          28,651
  Gain on sale of assets .............................         --              --          (6,935)             --
  Severance and other charges ........................        211           1,037             376           3,700
  In-process research and development ................         --           1,050              --           1,050
                                                         --------        --------        --------        --------
    Loss from operations .............................     (8,475)        (22,251)        (11,560)        (33,850)

Interest expense, net ................................       (243)           (207)           (597)           (188)
                                                         --------        --------        --------        --------
  Loss before income taxes ...........................     (8,718)        (22,458)        (12,157)        (34,038)

Provision for income taxes ...........................         --              --              --              --
                                                         --------        --------        --------        --------

Loss before cumulative effect of accounting change ...     (8,718)        (22,458)        (12,157)        (34,038)
  Cumulative effect of accounting change .............         --              --              --         (10,747)
                                                         --------        --------        --------        --------
Net loss .............................................   $ (8,718)       $(22,458)       $(12,157)       $(44,785)
                                                         ========        ========        ========        ========
Per Share:
Loss before cumulative effect:
  Basic ..............................................   $  (0.19)       $  (0.63)       $  (0.28)       $  (0.97)
                                                         ========        ========        ========        ========
  Diluted ............................................   $  (0.19)       $  (0.63)       $  (0.28)       $  (0.97)
                                                         ========        ========        ========        ========
Cumulative effect of accounting change:
  Basic ..............................................   $     --        $     --        $     --        $  (0.30)
                                                         ========        ========        ========        ========
  Diluted ............................................   $     --        $     --        $     --        $  (0.30)
                                                         ========        ========        ========        ========
Loss per share:
  Basic ..............................................   $  (0.19)       $  (0.63)       $  (0.28)       $  (1.27)
                                                         ========        ========        ========        ========
  Diluted ............................................   $  (0.19)       $  (0.63)       $  (0.28)       $  (1.27)
                                                         ========        ========        ========        ========
Weighted average shares
  Basic ..............................................     45,354          35,698          43,509          35,483
  Diluted ............................................     45,354          35,698          43,509          35,483


                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           2002           2001
                                                                                        ---------      ----------
OPERATING ACTIVITIES:
Net loss..........................................................................      $ (12,157)     $ (44,785)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization...................................................          4,896          7,441
  Gain on sale of assets..........................................................         (6,935)            --
  Issuance of warrants............................................................             29             --
  Cumulative effect of accounting change..........................................             --         10,747
  Inventory provisions............................................................             --         10,299
  Bad debt provisions.............................................................           (130)           310
  Warranty provisions.............................................................            767          2,460
  In-process research and development.............................................             --          1,050
  Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
    Accounts receivable...........................................................          3,579         32,176
    Inventories...................................................................          3,279         (4,993)
    Prepaid expenses and other current assets.....................................            245            194
    Other assets..................................................................           (159)          (419)
    Accounts payable..............................................................         (4,138)       (13,339)
    Accrued expenses and other current liabilities................................         (2,267)        (5,253)
    Deferred gross profit.........................................................           (418)        (4,887)
                                                                                        ---------      ---------
    Net cash used in operating activities.........................................        (13,409)        (8,999)
                                                                                        ---------      ---------
INVESTING ACTIVITIES:
Additions to plant and equipment, net.............................................           (373)        (1,037)
Additions to software development costs...........................................           (829)        (1,625)
Proceeds from sale of assets......................................................         10,189             --
Cash paid for acquisitions, net...................................................             --         (3,125)
                                                                                        ---------      ---------
  Net cash provided by (used in) investing activities.............................          8,987         (5,787)
                                                                                        ---------      ---------
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants..........................             --             25
Net borrowings under the revolving line of credit.................................          3,060             --
Repayment of long-term borrowings.................................................         (1,739)          (158)
                                                                                        ---------      ---------
  Net cash used in financing activities...........................................          1,321           (133)
                                                                                        ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS......................             14             57
                                                                                        ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........................................         (3,087)       (14,862)
CASH AND CASH EQUIVALENTS:
  Beginning of period.............................................................          3,554         22,947
                                                                                        ---------      ---------
  End of period...................................................................      $     467      $   8,085
                                                                                        =========      =========

Supplemental Cash Flow Information:
Interest paid.....................................................................      $     580      $     368
                                                                                        =========      =========
Taxes paid........................................................................      $      55      $     157
                                                                                        =========      =========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable and future payments for acquisition..................................      $      --      $   9,053
                                                                                        =========      =========

Cashless exercise of prepaid warrants for 10,036 shares of common stock...........      $   5,627      $      --
                                                                                        =========      =========

Issuance of 2,012 shares of common stock in payment of accrued warrant premium....      $   1,521      $      --
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

    On May 2, 2002, the Company completed a private placement, which raised $13,500, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). The private placement also included warrants issued to the placement agent (the "Placement Warrants"), to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. The Company may call the $1.50 warrants, effectively forcing conversion, if the price of the Company's common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The proceeds of the financing will be used for general corporate purposes, including working capital. The fair value of the 60-day Warrants, totaling approximately $525, the 3-year Warrants, totaling approximately $1,400, and the Placement Warrants, totaling approximately $305, will be credited to additional paid-in capital.

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

3. INVENTORIES

    Inventories consisted of the following:

                                    MARCH 31, 2002     SEPTEMBER 30, 2001
                                    --------------     ------------------

Raw Materials................          $14,107              $ 18,640
Work-in-Process..............            5,738                 4,968
Finished Goods...............            8,687                11,157
                                       -------              --------
          Total..............          $28,532              $ 34,765
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

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          MARCH 31,                      MARCH 31,
                                                                  ------------------------        ------------------------
                                                                    2002            2001            2002            2001
                                                                  --------        --------        --------        --------
BASIC AND DILUTED EPS
Loss before cumulative effect ..................................  $ (8,718)       $(22,458)       $(12,157)       $(34,038)
Premium on prepaid warrants ....................................       (55)           (174)           (198)           (367)
                                                                  --------        --------        --------        --------
Loss before cumulative effect--basic numerator .................    (8,773)        (22,632)        (12,355)        (34,405)
Cumulative effect of accounting change--basic numerator ........        --              --              --         (10,747)
                                                                  --------        --------        --------        --------
Net loss--basic numerator ......................................    (8,773)        (22,632)        (12,355)        (45,152)
Weighted average number of common shares--basic and diluted
   denominator..................................................    45,354          35,698          43,509          35,483
                                                                  ========        ========        ========        ========

Per Share:
Loss before cumulative effect--basic ...........................  $  (0.19)       $  (0.63)       $  (0.28)       $  (0.97)
                                                                  --------        --------        --------        --------
Cumulative effect of accounting change--basic ..................        --              --              --        $  (0.30)
                                                                  --------        --------        --------        --------
Net loss--basic and diluted ....................................  $  (0.19)       $  (0.63)       $  (0.28)       $  (1.27)
                                                                  --------        --------        --------        --------

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

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                MARCH 31,                      MARCH 31,
                                                         -----------------------        ------------------------
                                                           2002           2001            2002            2001
                                                         -------        --------        --------        --------
Net loss ..............................................  $(8,718)       $(22,458)       $(12,157)       $(44,785)
Effect of foreign currency translation adjustments ....       55              (2)             62              54
                                                         -------        --------        --------        --------
Comprehensive loss ....................................  $(8,663)       $(22,460)       $(12,095)       $(44,731)
                                                         -------        --------        --------        --------

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

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           MARCH 31,                         MARCH 31,
                                                                  -------------------------        -------------------------
                                                                    2002             2001            2002             2001
                                                                  --------        ---------        --------        ---------
REVENUES:
Semiconductor Equipment ......................................... $  7,262        $  22,009        $ 13,675        $  51,237
Acuity CiMatrix .................................................    6,781            9,298          15,333           19,034
                                                                  --------        ---------        --------        ---------
          Total Revenues ........................................ $ 14,043        $  31,307        $ 29,008        $  70,271
                                                                  --------        ---------        --------        ---------

LOSS FROM OPERATIONS:
Semiconductor Equipment ......................................... $ (4,997)       $ (12,317)       $(11,257)       $ (16,632)
Acuity CiMatrix (including the gain of $6,935 on the
   sale of the material handling business in 2002) ..............   (1,455)          (7,848)          3,714          (13,189)
Other ...........................................................   (2,023)          (2,086)         (4,017)          (4,029)
                                                                  --------        ---------        --------        ---------
          Total loss from operations ............................ $ (8,475)       $ (22,251)       $(11,560)       $ (33,850)
                                                                  --------        ---------        --------        ---------

DEPRECIATION AND AMORTIZATION:
Semiconductor Equipment ......................................... $  1,583        $   2,315        $  3,151        $   4,430
Acuity CiMatrix .................................................      719            1,594           1,543            2,944
Other ...........................................................      158               34             202               67
                                                                  --------        ---------        --------        ---------
          Total depreciation and amortization ................... $  2,460        $   3,943        $  4,896        $   7,441
                                                                  --------        ---------        --------        ---------

INVENTORY PROVISIONS:
Semiconductor Equipment ......................................... $     --        $   6,607        $     --        $   6,607
Acuity CiMatrix .................................................       --            3,692              --            3,692
                                                                  --------        ---------        --------        ---------
          Total inventory provisions ............................ $     --        $  10,299        $     --        $  10,299
                                                                  --------        ---------        --------        ---------

SEVERANCE AND OTHER CHARGES:
Semiconductor Equipment ......................................... $    211        $     544        $    349        $   1,125
Acuity CiMatrix .................................................       --              493              27            2,506
Other ...........................................................       --               --              --               69
                                                                  --------        ---------        --------        ---------
          Total severance and other charges ..................... $    211        $   1,037        $    376        $   3,700
                                                                  --------        ---------        --------        ---------

TOTAL ASSETS:
Semiconductor Equipment ......................................... $ 47,770        $  86,508        $ 47,770        $  86,508
Acuity CiMatrix .................................................   20,938           46,240          20,938           46,240
Other ...........................................................    1,641           18,040           1,641           18,040
                                                                  --------        ---------        --------        ---------
          Total assets .......................................... $ 70,349        $ 150,788        $ 70,349        $ 150,788
                                                                  --------        ---------        --------        ---------

EXPENDITURES FOR PLANT AND EQUIPMENT, NET:
Semiconductor Equipment ......................................... $     24        $     514        $    107        $     490
Acuity CiMatrix .................................................      117               47             243              531
Other ...........................................................       14                6              23               16
                                                                  --------        ---------        --------        ---------
          Total expenditures for plant and equipment, net ....... $    155        $     567        $    373        $   1,037
                                                                  --------        ---------        --------        ---------

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                           MARCH 31,                         MARCH 31,
                                                                  -------------------------        -------------------------
                                                                    2002             2001            2002             2001
                                                                  --------        ---------        --------        ---------
EXPENDITURES FOR SOFTWARE DEVELOPMENT COSTS:
Semiconductor Equipment ........................................  $    177        $     527        $    562        $   1,236
Acuity CiMatrix ................................................       134              143             267              389
                                                                  --------        ---------        --------        ---------
          Total expenditures for software development costs ....  $    311        $     670        $    829        $   1,625
                                                                  ========        =========        ========        =========

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


Notes Payable and Long-Term Debt:

    Notes payable and long-term debt at March 31, 2002 and September 30, 2001 consisted of the following:


                                                               MARCH 31,     SEPTEMBER 30,
                                                                2002            2001
                                                               -------       ------------
Subordinated note payable--8.25%, payable in equal
   quarterly installments of $281 through June 2003 .......... $ 1,406        $  1,969
Abante note payable--8% payable in installments ..............   1,000           1,500
Abante payable--non-interest bearing, discounted at 8%,
   payable in installments through November 2005 .............   1,930           2,129
AIID notes payable--prime rate (4.75% at March 31, 2002
   and 6.0% September 30, 2001), payable in installments
   through January 2004 ......................................   5,301           5,556
Other borrowings .............................................     123             345
                                                               -------        --------
Total notes payable and long-term debt .......................   9,760          11,499
Less notes payable and current portion of long-term debt .....  (6,409)         (4,259)
                                                               -------        --------
Long-term debt ............................................... $ 3,351        $  7,240
                                                               =======        ========

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

    The valuation of the existing technology and in-process research and development was determined using the income method. Revenue and expense projections as well as technology assumptions were prepared through 2006. The projected cash flows were discounted using a 30% rate. The value assigned to in-process technology relates primarily to one research project, that had not reached technological feasibility and which had no alternative use at the date of purchase. The in-process research and development related to a single project for the development of 3-D inspection technology. Management is primarily responsible for estimating the fair value of the acquired in-process research and development, and the valuation was determined separately from all other acquired assets using the percentage of completion method. The significant assumptions underlying the valuation of this technology included revenues commencing in 2001, a completion ratio of 64% which was calculated by dividing the total expenditures to date for the project by the total estimated expenditures, and a discount rate of 30%. The efforts required to develop the in-process technologies into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be designed to meet their design specifications, including function, features and technical performance requirements. At September 30, 2001, this project was substantially concluded.

    The Company expensed $1,050 related to in-process research and development in the quarter ended March 31, 2001.

9. RESTRUCTURING

    During the three and six month periods ended March 31, 2002, the Company took additional steps in order to reduce its costs, including a reduction of approximately 30 and 60 employees, respectively. These employees were primarily in manufacturing and research and development functions with the majority of these employees coming from the Semiconductor Equipment Group. The charges for severance and other charges in the first and second quarters of fiscal 2002 were $165 and $211, respectively, net of reversals of $4 and $331 of charges for the first and second quarters, respectively. The reversal of charges is due to a change in operating plans by the Company, which changed plans to close a facility, and severance costs previously accrued for the reduction of employees at that facility have now been reversed. At September 30, 2001, the Company had $1,277 of remaining restructuring charges to be paid. A summary of these restructuring costs is as follows:

                                                                                 Q1             Q2
                                                                             FISCAL 2002    FISCAL 2002      CASH      LIABILITY AT
                                               LIABILITY AT      AMOUNTS       AMOUNTS        AMOUNTS      AMOUNTS       MARCH 31,
                                              SEPT. 30, 2001    REVERSED       ACCRUED        ACCRUED     INCURRED         2002
                                             ----------------------------- -------------  ------------- -----------  ----------

Severance payments to employees............      $   917          $ 256        $ 169          $ 542       $   974         $ 398
Exit costs from facilities.................          360             79           --             --            82           199
Write-off of other tangible and intangible            --             --           --             --            --            --
                                                 -------          -----        -----          -----       -------         -----
assets ....................................
          Total............................      $ 1,277          $ 335        $ 169          $ 542       $ 1,056         $ 597
                                                 -------          -----        -----          -----       -------         -----

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

11.  SUBSEQUENT EVENTS

    On May 2, 2002, the Company completed a private placement, which raised $13,500, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). The placement also included warrants issued to the placement agent (the "Placement Warrants"), to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. The Company may call the $1.50 warrants, effectively forcing conversion, if the price of the Company's common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The proceeds of the financing will be used for general corporate purposes, including working capital. The fair value of the 60-day Warrants, totaling approximately $525, the 3-year Warrants, totaling approximately $1,400, and the Placement Warrants, totaling approximately $305, will be credited to additional paid-in capital.

    Subsequent to March 31, 2002, prepaid warrants with a carrying value of approximately $1,400 were exercised and converted into 2.3 million shares of common stock, which included 0.4 million shares associated with the accrued premium on the prepaid warrants.

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

    The preponderance of RVSI's business is derived from semiconductor companies and the specialized test, assembly, and packaging organizations that serve the semiconductor industry. The semiconductor capital equipment industry is cyclical. In the six-month period ending March 31, 2002, the Semiconductor Equipment Materials Institute (SEMI) estimates that test, assembly, and packaging industry orders fell 69%, to $0.7 billion from $2.2 billion in the six months ended March 31, 2001.

    The cyclical nature of the semiconductor capital equipment industry is tied to the growth of, and technology change within, the semiconductor industry it serves. Capital requirements of the semiconductor industry are subject to change depending upon a) fluctuating demand for semiconductor products, and b) continuing requirements of semiconductor companies for equipment to decrease the manufacturing cost of their products.

    Beginning in November 2001, SEMI reports show a gradual recovery in the industry. Test, assembly, and packaging orders for the three months ended March 31, 2002 were higher by 111% from the three months ended December 31, 2001. SEMI, using projections from Gartner Dataquest, predicts that in 2004, semiconductor capital equipment revenues will surpass their 2000 peak.

    RVSI's bookings and revenues are inevitably tied to the growth of the overall semiconductor industry and the changes in capital spending by semiconductor companies.

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

    Our gross profit margins, as a percentage of revenues, were 38.4% and 34.5% for the three and six months ended March 31, 2002, compared to gross profit margins of 4.8% and 22.6% of revenues for the three and six month periods ended March 31, 2001. In fiscal 2001, our gross profit margin was reduced by a provision for excess and obsolete inventories of $10.3 million, or 32.9% and 14.7% of revenues for the three and six month periods ended March 31, 2001. We review and evaluate the excess, obsolescence and net realizable value of inventories on a quarterly basis. The carrying value of the inventory is compared to the future realizable value of such products given sales prices and revenue projections. As a result of these quarterly analyses, we recorded a $10.3 million inventory provision during the three month period ended March 31, 2001, related primarily to excess inventories. Exclusive of the inventory provisions, gross profit margins were 37.7% and 37.3% of revenues for the three and six month periods ended March 31, 2001. The consistency of the gross profit percentages, exclusive of the inventory provisions, in the current quarter versus the quarter ended March 31, 2001 is a result of decreased fixed costs of our manufacturing infrastructure over the last year. The slight decrease in the gross profit percentage for the six month period ended March 31, 2002 versus the six month period ended March 31, 2001, excluding the inventory provisions, primarily relates to the higher levels of production volume on the fixed cost base in the prior year, partially offset by the cost reductions, including the sale of the material handling business that affected the current year.

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

    During the three and six month periods ended March 31, 2002, we took additional steps in order to reduce our costs, including a reduction of approximately 30 and 60 employees, respectively. These employees were primarily in manufacturing and research and development functions with the majority of these employees coming from the Semiconductor Equipment Group. The charges for severance and other charges in the first and second quarters of fiscal 2002 were $0.2 million and $0.2 million, respectively, net of reversals of $4 thousand and $0.3 million of prior charges for the first and second quarters, respectively. The reversal of charges is due to a change our in operating plans, as we changed plans to close a facility, and severance costs previously accrued for the reduction of employees at that facility have now been reversed. At September 30, 2001, we had $1.3 million of remaining restructuring charges to be paid. A summary of these restructuring costs is as follows:


                                                                                Q1            Q2
                                                                            FISCAL 2002   FISCAL 2002      CASH       LIABILITY AT
                                              LIABILITY AT     AMOUNTS        AMOUNTS       AMOUNTS       AMOUNTS       MARCH 31,
                                             SEPT. 30, 2001   REVERSED        ACCRUED       ACCRUED      INCURRED         2002
                                            ----------------------------  ------------- -------------  -----------  ----------

Severance payments to employees...........      $   917         $ 256         $ 169         $ 542        $   974         $ 398
Exit costs from facilities................          360            79            --            --             82           199
Write-off of other tangible and intangible
   assets.................................           --            --            --            --             --            --
                                                -------         -----         -----         -----        -------         -----
          Total...........................      $ 1,277         $ 335         $ 169         $ 542        $ 1,056         $ 597
                                                -------         -----         -----         -----        -------         -----

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

LIQUIDITY AND CAPITAL RESOURCES

    On May 2, 2002, we completed a private placement, which raised $13.5 million, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). The private placement also included warrants issued to the placement agent to purchase up to
0.6 million shares of common stock at $1.50 per share on or before May 1, 2005 (the "Placement Warrants"). We may call the $1.50 warrants, effectively forcing conversion, if the price of our common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The proceeds of the financing will be used for general corporate purposes, including working capital. The fair value of the 60-day Warrants, totaling approximately $0.5 million, the 3-year Warrants, totaling approximately $1.4 million, and the Placement Warrants, totaling approximately $0.3 million, will be credited to additional paid-in capital.

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

    In the September 30, 2001 Form 10-K, we indicated that we had signed a letter of intent to dispose of a second product line. Subsequent to December 31, 2001, we terminated that letter and have now abandoned any attempts to sell the product line.

    The Company has operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows:


TWELVE-MONTH PERIOD ENDING MARCH 31:                                  FACILITIES      EQUIPMENT     TOTAL
------------------------------------                                 ------------  -------------  -------
2003...........................................................         $ 2,797        $ 140      $ 2,937
2004...........................................................           2,492          110        2,602
2005...........................................................           2,036           73        2,109
2006...........................................................           2,032           14        2,046
2007...........................................................           1,679           --        1,679

Thereafter.....................................................           6,842           --        6,842
                                                                        -------        -----      -------
     Total.....................................................         $17,720        $ 337      $18,057
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

As of March 31, 2002, we had principal maturities of long-term debt payable as follows:

TWELVE-MONTH PERIOD ENDING MARCH 31:

2003.......................................................         $ 6,409
2004.......................................................           2,656
2005.......................................................             695
                                                                    -------
     Total.................................................         $ 9,760
                                                                    =======

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We previously reported the filing in June 2001 of a number of purported securities class actions against us, Pat V. Costa, our Chief Executive Officer, and Frank Edwards, our former Chief Financial Officer. Those actions, with Andre
K. Tse and Franklin G. Griffin as lead plaintiffs, are now pending as In Re Robotic Vision Systems, Inc. Securities Litigation, Master File No. 01-CV-10876
(RGS) in Federal District Court for the District of Massachusetts. There were no material developments in these matters during the three months ended March 31, 2002. The defendants have moved to dismiss the complaint in its entirety, and that motion has been fully briefed and was argued in July 2002.

    In March 2002, we learned that the staff of the Securities and Exchange Commission had commenced a formal investigation into the statements that preceded, and the accounting practices that led to, our May 2001 restatement of our financial results for the fiscal year ended September 30, 2000 and for the three month period ended December 31, 2000. We are cooperating in the investigation.

    In May 2002, a purported shareholders derivative action entitled Mead Ann Krim v. Pat V. Costa, et al., Civil Action No. 19604-NC, was filed in the Court of Chancery of the State of Delaware against the members of our Board of Directors, and against us as a nominal defendant. The complaint seeks damages to the Company as a result of the statements at issue in purported securities class actions described above. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROBOTIC VISION SYSTEMS, INC.
                                                    Registrant

Dated: July 16, 2002                       /s/ PAT V. COSTA
                                          -------------------------------
                                                   PAT V. COSTA
                                                 President and CEO
                                           (Principal Executive Officer)


Dated: July 16, 2002                       /s/ JOHN J. CONNOLLY
                                          -------------------------------
                                                 JOHN J. CONNOLLY
                                              Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)