Form 10-Q
period 2002-06-30
ROBOTIC VISION SYSTEMS INC
filed 2002-08-14
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002       COMMISSION FILE NUMBER 0-8623


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

                              Yes [X] No [ ]


Number of shares of Common Stock outstanding as of August 12, 2002   60,609,856

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     JUNE 30,      SEPTEMBER 30,
                                                                                       2002           2001
                                                                                    ---------       ---------

                                        ASSETS
Current Assets:
  Cash and cash equivalents ..................................................      $     466       $   3,554
  Accounts receivable, net ...................................................         13,061          14,866
  Inventories ................................................................         30,006          34,765
  Prepaid expenses and other current assets ..................................          2,108           2,168
                                                                                    ---------       ---------
    Total current assets .....................................................         45,641          55,353
  Plant and equipment, net ...................................................          7,538          10,393
  Goodwill, net ..............................................................          3,954           4,265
  Software development costs, net ............................................          8,385           9,944
  Other assets ...............................................................          7,096           7,992
                                                                                    ---------       ---------
                                                                                    $  72,614       $  87,947
                                                                                    =========       =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving credit facility ..................................................      $   2,680       $   2,385
  Notes payable and current portion of long-term debt ........................          5,609           4,259
  Accounts payable ...........................................................         11,790          13,694
  Accrued expenses and other current liabilities .............................         14,627          17,401
  Deferred gross profit ......................................................          1,367           2,469
                                                                                    ---------       ---------
    Total current liabilities ................................................         36,073          40,208
  Long-term debt .............................................................          3,076           7,240
                                                                                    ---------       ---------
    Total liabilities ........................................................         39,149          47,448
  Commitments and contingencies ..............................................             --              --
  Prepaid warrants ...........................................................             --           7,067
  Stockholders' Equity:
  Common stock, $0.01 par value; shares authorized, 100,000 shares; issued and
    outstanding, June 30, 2002 -- 60,610 and September 30, 2001 -- 35,960 ....            606             360
  Additional paid-in capital .................................................        293,091         270,564
  Accumulated deficit ........................................................       (259,172)       (236,810)
  Deferred compensation ......................................................           (138)             --
  Accumulated other comprehensive loss .......................................           (922)           (682)
                                                                                    ---------       ---------
    Total stockholders' equity ...............................................         33,465          33,432
                                                                                    ---------       ---------
                                                                                    $  72,614       $  87,947
                                                                                    =========       =========

                 See notes to consolidated financial statements

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                        -----------------------       -----------------------
                                                          2002           2001           2002          2001
                                                        --------       --------       --------       --------

Revenues .........................................      $ 15,348       $ 21,061       $ 44,356       $ 91,332
Cost of revenues .................................        10,435         15,117         29,422         59,201
Inventory provisions .............................            --            650             --         10,949
                                                        --------       --------       --------       --------
  Gross profit ...................................         4,913          5,294         14,934         21,182
                                                        --------       --------       --------       --------

Operating costs and expenses:
  Research and development expenses ..............         4,497          6,307         13,785         22,644
  Selling, general and administrative expenses ...         8,882         12,756         27,734         41,407
  Gain on sale of assets .........................            --             --         (6,935)            --
  Severance and other charges ....................         1,225            497          1,601          4,197
  In-process research and development ............            --             --             --          1,050
                                                        --------       --------       --------       --------
    Loss from operations .........................        (9,691)       (14,266)       (21,251)       (48,116)

Interest expense, net ............................          (301)          (357)          (898)          (545)
                                                        --------       --------       --------       --------
  Loss before income taxes .......................        (9,992)       (14,623)       (22,149)       (48,661)

Provision for income taxes .......................            --             --             --             --
                                                        --------       --------       --------       --------

Loss before cumulative effect of accounting change        (9,992)       (14,623)       (22,149)       (48,661)
  Cumulative effect of accounting change .........            --             --             --        (10,747)
                                                        --------       --------       --------       --------
Net loss .........................................      $ (9,992)      $(14,623)      $(22,149)      $(59,408)
                                                        ========       ========       ========       ========

Per Share:
Loss before cumulative effect:
  Basic ..........................................      $  (0.18)      $  (0.41)      $  (0.48)      $  (1.38)
                                                        ========       ========       ========       ========
  Diluted ........................................      $  (0.18)      $  (0.41)      $  (0.48)      $  (1.38)
                                                        ========       ========       ========       ========

Cumulative effect of accounting change:
  Basic ..........................................      $     --       $     --       $     --       $  (0.30)
                                                        ========       ========       ========       ========
  Diluted ........................................      $     --       $     --       $     --       $  (0.30)
                                                        ========       ========       ========       ========

Loss per share:
  Basic ..........................................      $  (0.18)      $  (0.41)      $  (0.48)      $  (1,68)
                                                        ========       ========       ========       ========
  Diluted ........................................      $  (0.18)      $  (0.41)      $  (0.48)      $  (1.68)
                                                        ========       ========       ========       ========

Weighted average shares
  Basic ..........................................        56,298         35,864         46,452         35,610
  Diluted ........................................        56,298         35,864         46,452         35,610


                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       2002           2001
                                                                                     --------       --------

OPERATING ACTIVITIES:
Net loss .....................................................................     $ (22,149)     $ (59,408)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization ..............................................         7,291         11,020
  Gain on sale of assets .....................................................        (6,935)            --
  Issuance of warrants and shares in lieu of cash ............................            39             --
  Cumulative effect of accounting change .....................................            --         10,747
  Inventory provisions .......................................................            --         10,949
  Bad debt provisions ........................................................            --            646
  Warranty provisions ........................................................           756          2,256
  In-process research and development ........................................            --          1,050
  Write-off of tangible and intangible assets.................................           269            679
  Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
    Accounts receivable ......................................................         1,805         45,410
    Inventories ..............................................................         1,805         (1,903)
    Prepaid expenses and other current assets ................................            60            699
    Other assets .............................................................          (211)          (841)
    Accounts payable .........................................................        (1,904)       (15,358)
    Accrued expenses and other current liabilities ...........................        (1,206)        (5,157)
    Deferred gross profit ....................................................        (1,102)        (7,646)
                                                                                     --------       --------
    Net cash used in operating activities ....................................       (21,482)        (6,857)
                                                                                     --------       --------

INVESTING ACTIVITIES:
Additions to plant and equipment, net ........................................        (1,315)        (2,184)
Additions to software development costs ......................................        (1,466)        (2,221)
Proceeds from sale of assets .................................................        10,189             --
Cash paid for acquisitions, net ..............................................            --         (3,125)
                                                                                     --------       --------
  Net cash provided by (used in) investing activities ........................         7,408         (7,530)
                                                                                     --------       --------

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants .....................            --             25
Proceeds for private placement of common stock, net of offering costs ........        13,591
Net borrowings under the revolving line of credit ............................           295             --
Repayment of long-term borrowings ............................................        (2,814)          (265)
                                                                                     --------       --------
  Net cash provided by (used in) financing activities ........................        11,072           (240)
                                                                                     --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .................           (86)            54
                                                                                     --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................        (3,088)       (14,573)
CASH AND CASH EQUIVALENTS:
  Beginning of period ........................................................         3,554         22,947
                                                                                     --------       --------
  End of period ..............................................................      $    466       $  8,374
                                                                                     ========       ========

Supplemental Cash Flow Information:
Interest paid ................................................................      $    694       $    583
                                                                                     ========       ========
Taxes paid ...................................................................      $     91       $    197
                                                                                     ========       ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Note payable and future payments for acquisition .............................      $     --       $  9,053
                                                                                     ========       ========

Cashless exercise of prepaid warrants for 11,921 shares of common stock
  in 2002 and 683 in 2001.....................................................      $  7,067       $  1,576
                                                                                     ========       ========

Issuance of 2,433 shares of common stock in payment of accrued warrant premium      $  1,951       $     --
                                                                                     ========       ========


                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheet of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") as of June 30, 2002, the consolidated statements of operations for the three and nine month periods ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the nine month periods ended June 30, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition at June 30, 2002 and results of operations and cash flows for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's amendment #2 of the Form 10-K for the year ended September 30, 2001. The operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

    The Company incurred a net loss of $104,373 for the fiscal year ended September 30, 2001 and used $12,584 of cash in operations during that same period. For the nine month period ended June 30, 2002, the Company incurred a net loss of $22,149 and used $21,482 of cash in operations during that same period. These results are primarily attributable to the worldwide downturn in demand for semiconductor capital equipment.

    Throughout fiscal 2001 and through the third quarter of fiscal 2002, management took a series of steps, including reductions in headcount and exiting facilities, to reduce operating expenses and to restructure operations in response to this downturn.

    As discussed in Note 10, the Company sold the one-dimensional material handling business ("material handling business") as of December 15, 2001; the net proceeds from the disposition of the material handling business were approximately $10,189, after closing costs.

    On May 2, 2002, the Company completed a private placement, which raised approximately $13,591, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). On June 27, 2002, the 60-day Warrants were modified to expire on August 30, 2002. The private placement also included warrants issued to the placement agent (the "Placement Warrants"), to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. The Company may call the $1.50 warrants, effectively forcing conversion, if the price of the Company's common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The fair value of the 60-day Warrants, totaling approximately $525, the 3-year Warrants, totaling approximately $1,400, and the Placement Warrants, totaling approximately $305, was credited to additional paid-in capital.

    The Company continues to implement plans intended to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. The Company recognizes that additional financing will also be needed and we are in discussions to raise such financing. The Company believes that through a combination of the credit facility, customer advance payments, additional debt/equity financing, continued expense reductions and cash flows from operations, it will have sufficient liquidity to fund cash requirements for at least the next 12 months. If the Company are unsuccessful in obtaining additional financing, it would face a severe constraint on its ability to sustain operations at current levels, and the Company would intend to adjust its operations consistent with its available resources. Such adjustments might include further work force reductions, exiting of facilities, or disposition of certain operations.

2. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    In fiscal year 2001, the Company changed its method of accounting for revenue on certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Previously, the Company generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted as of October 1, 2000, the Company now recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts. The cumulative effect of the change as of October 1, 2000 resulted in a charge to operations of $10,747, which is included in the consolidated statement of operations for the nine month period ended June 30, 2001.

3. INVENTORIES

    Inventories consisted of the following:

                                     JUNE 30, 2002     SEPTEMBER 30, 2001
                                  -----------------  --------------------

Raw Materials................          $15,045              $ 18,640
Work-in-Process..............            6,303                 4,968
Finished Goods...............            8,658                11,157
                                       -------              --------
          Total..............          $30,006              $ 34,765
                                       =======              ========

    Inventory on consignment was $1,494 and $1,701 at June 30, 2002 and September 30, 2001, respectively.

4. EARNINGS PER SHARE

    Basic net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of earnings per share for the three and nine month periods ended June 30, 2002 and 2001 are as follows:

                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                   ---------------------         -----------------------
                                                                     2002          2001            2002             2001
                                                                   --------       --------       --------       --------

BASIC AND DILUTED EPS
Loss before cumulative effect ...............................      $ (9,992)      $(14,623)      $(22,149)      $(48,661)
Premium on prepaid warrants .................................           (15)          (167)          (213)          (533)
                                                                   --------       --------       --------       --------
Loss before cumulative effect -- basic numerator ............       (10,007)       (14,790)       (22,362)       (49,194)
Cumulative effect of accounting change -- basic numerator ...            --             --             --        (10,747)
                                                                   --------       --------       --------       --------
Net loss -- basic numerator .................................       (10,007)       (14,790)       (22,362)       (59,941)
Weighted average number of common shares -- basic and diluted
denominator                                                          56,298         35,864         46,452         35,610
                                                                   --------       --------       --------       --------
Per Share:
Loss before cumulative effect -- basic ......................      $  (0.18)      $  (0.41)      $  (0.48)      $  (1.38)
                                                                   ========       ========       ========       ========
Cumulative effect of accounting change -- basic .............            --             --             --       $  (0.30)
                                                                   --------       --------       --------       --------
Net loss -- basic and diluted ...............................      $  (0.18)      $  (0.41)      $  (0.48)      $  (1.68)
                                                                   ========       ========       ========       ========

    For the three month periods ended June 30, 2002 and June 30, 2001 and for the nine month periods ended June 30, 2002 and June 30, 2001, the Company had potential common shares excluded from the earnings per share of 13,133, 8,191, 13,092 and 7,151, respectively, as they were anti-dilutive.

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

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -----------------------       -----------------------
                                              2002           2001           2002            2001
                                            --------       --------       --------       --------

Net loss .............................      $ (9,992)      $(14,623)      $(22,149)      $(59,408)
Effect of foreign currency translation
adjustments                                     (302)            (3)          (240)            51
                                            --------       --------       --------       --------
Comprehensive loss ...................      $(10,294)      $(14,626)      $(22,389)      $(59,357)
                                            ========       ========       ========       ========



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

    Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were $16 and $1,042 for the nine month periods ended June 30, 2002 and 2001, respectively.

    Other loss is comprised of unallocated corporate general and administrative expenses. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments.

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    -----------------------       -----------------------
                                                      2002           2001           2002           2001
                                                    --------       --------       --------       --------
REVENUES:
Semiconductor Equipment ......................      $ 10,450       $ 11,885       $ 24,125       $ 63,121
Acuity CiMatrix ..............................         4,898          9,176         20,231         28,211
                                                    --------       --------       --------       --------
          Total Revenues .....................      $ 15,348       $ 21,061       $ 44,356       $ 91,332
                                                    ========       ========       ========       ========

LOSS FROM OPERATIONS:
Semiconductor Equipment ......................      $ (5,365)      $ (7,522)      $(16,622)      $(24,161)
Acuity CiMatrix (including the gain of $6,935
  on the sale of the material handling
  business for the nine month period ended
  June 30, 2002) .............................        (2,017)        (4,298)         1,697        (17,488)
Other ........................................        (2,309)        (2,446)        (6,326)        (6,467)
                                                    --------       --------       --------       --------

          Total loss from operations .........      $ (9,691)      $(14,266)      $(21,251)      $(48,116)
                                                    ========       ========       ========       ========

DEPRECIATION AND AMORTIZATION:
Semiconductor Equipment ......................      $  1,616       $  2,301       $  4,767       $  6,731
Acuity CiMatrix ..............................           712          1,244          2,255          4,188
Other ........................................            67             34            269            101
                                                    --------       --------       --------       --------
          Total depreciation and amortization       $  2,395       $  3,579       $  7,291       $ 11,020
                                                    ========       ========       ========       ========

INVENTORY PROVISIONS:
Semiconductor Equipment ......................      $     --       $     --       $     --       $  6,607
Acuity CiMatrix ..............................            --            650             --          4,342
                                                    --------       --------       --------       --------
          Total inventory provisions .........      $     --       $    650       $     --       $ 10,949
                                                    ========       ========       ========       ========

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                                  ----------------------      ----------------------
                                                    2002         2001          2002          2001
                                                  --------      --------      --------      --------
SEVERANCE AND OTHER CHARGES:
Semiconductor Equipment ....................      $    869      $    425      $  1,218      $  1,550
Acuity CiMatrix ............................           288            72           315         2,578
Other ......................................            68            --            68            69
                                                  --------      --------      --------      --------
          Total severance and other charges       $  1,225      $    497      $  1,601      $  4,197
                                                  ========      ========      ========      ========


TOTAL ASSETS:
Semiconductor Equipment ....................      $ 50,612      $ 72,039      $ 50,612      $ 72,039
Acuity CiMatrix ............................        20,300        41,053        20,300        41,053
Other ......................................         1,702        18,078         1,702        18,078
                                                  --------      --------      --------      --------
          Total assets .....................      $ 72,614      $131,170      $ 72,614      $131,170
                                                  ========      ========      ========      ========

EXPENDITURES FOR PLANT AND EQUIPMENT, NET:
Semiconductor Equipment ....................      $    923      $    636      $  1,030      $  1,126
Acuity CiMatrix ............................             3           508           246         1,039
Other ......................................            16             3            39            19
                                                  --------      --------      --------      --------
          Total expenditures for plant and
            equipment, net                        $    942      $  1,147      $  1,315      $  2,184
                                                  ========      ========      ========      ========
EXPENDITURES FOR SOFTWARE DEVELOPMENT COSTS:
Semiconductor Equipment ....................      $    506      $    569      $  1,068      $  1,805
Acuity CiMatrix ............................           131            27           398           416
                                                  --------      --------      --------      --------
          Total expenditures for software
           development costs ...............      $    637      $    596      $  1,466      $  2,221
                                                  ========      ========      ========      ========


7. REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

Revolving Credit Facility

    The Company has a $10,000 credit facility that expires in April 2003. At June 30, 2002, borrowings under the credit facility were $2,680 and the Company had $5,515 of remaining availability under the line. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.75% at June 30, 2002). On April 3, 2002, the credit facility was amended, primarily consenting to modifications to the Articles of Incorporation and to decrease future quarterly minimum net worth covenants for periods after September 30, 2002. The Company was in compliance with the covenants at June 30, 2002.


Notes Payable and Long-Term Debt:

    Notes payable and long-term debt at June 30, 2002 and September 30, 2001 consisted of the following:

                                                                            JUNE 30,      SEPTEMBER 30,
                                                                              2002            2001
                                                                            --------       --------

Subordinated note payable -- 8.25%, payable in equal
   quarterly installments of $281 through June 2003 ..................      $  1,116       $  1,969
Abante note payable -- 8% payable in installments though November 2002         1,000          1,500
Abante payable -- non-interest bearing, discounted at 8%,
   payable in installments through November 2005 .....................         1,695          2,129
AIID notes payable -- prime rate (4.75% at June 30, 2002
   and 6.0% September 30, 2001), payable in installments
   through January 2004 ..............................................         4,800          5,556
Other borrowings .....................................................            74            345
                                                                            --------       --------
Total notes payable and long-term debt ...............................         8,685         11,499
Less notes payable and current portion of long-term debt .............        (5,609)        (4,259)
                                                                            --------       --------
Long-term debt .......................................................      $  3,076       $  7,240
                                                                            ========       ========

    On November 21, 2001, the $1,500 note payable issued to the former principals of Abante came due, together with 8% interest thereon from November 29, 2000. On the same date, the first of five annual installments on the Abante payable also became due, in the amount of $500. Pursuant to an oral agreement with the former principals, the Company paid on November 21, 2001 the interest, $250 of note principal and approximately $112 of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of the Company's future payment obligations. The Company believes the oral agreement is enforceable and is continuing to make payments in accordance with the terms of that agreement, paying the interest, $250 of note principal and approximately $150 of the first annual installment on February 21, 2002, and paying approximately $238 of the first annual installment on May 21, 2002.

    On January 3, 2002, a payment of $1,855 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company has reached an agreement with the other former stockholders to pay the sums originally due on January 3, 2002 in three equal principal installments in April 2002, August 2002 and December 2002. In accordance with the agreement with the other former stockholders, the Company paid on April 1, 2002 approximately $516 of the note principal. In exchange for the deferral, the Company issued warrants with an exercise price of $1.14 per share. The fair value of these warrants, totaling approximately $137, is being charged to operations through January, 2003.



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

9. RESTRUCTURING

    During the three and nine month periods ended June 30, 2002, the Company took additional steps in order to reduce its costs, including a reduction of approximately 100 and 160 employees, respectively. The restructuring also included costs related to the closing of foreign offices, which included the write-off of tangible assets of $269. The terminated employees represented all functions across all operating divisions. The charges for severance and other charges in the first, second and third quarters of fiscal 2002 were $165, $211 and $1,225, respectively, net of reversals of $4 and $331 of charges for the first and second quarters, respectively. The reversal of charges is due to a change in operating plans by the Company, which changed plans to close a facility, and severance costs previously accrued for the reduction of employees at that facility have now been reversed. At September 30, 2001, the Company had $1,277 of remaining restructuring charges to be paid. A summary of these restructuring costs is as follows:


                                     LIABILITY                 Q1 & Q2       Q3         NON
                                        AT                   FISCAL 2002  FISCAL 2002   CASH        CASH        LIABILITY AT
                                      SEPT. 30.   AMOUNTS      AMOUNTS     AMOUNTS     AMOUNTS     AMOUNTS       JUNE 30,
                                       2001       REVERSED      ACCRUED    ACCRUED     INCURRED    INCURRED        2002
                                     ------        ------      ------      ------       ------      ------        ------
Severance payments to employees      $  917        $  256      $  711      $  911           --      $1,359        $  924
Exit costs from facilities ....         360            79          --          45           --         147           179
Write-off of other tangible and
intangible assets .............          --            --          --         269          269          --            --
                                     ------        ------      ------      ------       ------      ------        ------
          Total ...............      $1,277        $  335      $  711      $1,225      $   269      $1,506        $1,103
                                     ======        ======      ======      ======       ======      ======        ======

    Also, in the nine months ended June 30, 2001, the Company took steps to reduce its costs. These steps primarily included a reduction of approximately 300 employees and a restructuring of European operations. The charge for severance and other costs of $4,197 included severance costs of approximately $2,645, exit costs from facilities of $873 and the write-off of other tangible and intangible assets of $679.

10.  SALE OF PRODUCT LINE

    As of December 15, 2001 the Company sold its one-dimensional material handling product line ("material handling business"), which had been part of the Company's Acuity CiMatrix division, to affiliates of SICK AG of Germany. The material handling business had designed, manufactured and marketed one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries. The sales price was $11,500, which includes the right to receive $500 following the expiration of a 16-month escrow to cover indemnification claims. The costs of the transaction were approximately $800. The Company has recorded a net gain of $6,935 in the nine month period ended June 30, 2002, related to the sale of the material handling business. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2,800 and had an operating loss of approximately $250.

12.  RECENT ACCOUNTING PRONOUNCEMENTS

    Business Combinations -- In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption of SFAS No. 142. The Company is required to adopt SFAS No. 142 on October 1, 2002.

    The adoption of SFAS No. 142 is expected to result in certain intangible assets, including amounts capitalized for workforce, to be reclassified to goodwill. In addition, SFAS No. 142 requires that the Company discontinue the amortization of goodwill. For the three and nine month periods ended June 30, 2002, goodwill amortization totaled approximately $103 and $310, respectively. The Company does not expect that the transitional goodwill impairment will have a significant impact on its financial statements.

    Impairments -- In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121. The new statement establishes a single accounting model for long-lived assets to be disposed of by sale. Under its provisions, which apply to both continuing and discontinued operations, companies must measure long-lived assets at the lower of fair value, less cost to sell, or the carrying amount. As a result, amounts reported as discontinued operations should no longer be reported at net realizable value or include any losses that have not yet occurred. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on the Company's financial position and results of operations.

    Restructuring -- In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002.

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

    We continue to implement plans intended to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. We recognize that additional financing will also be needed and we are in discussions to raise such financing. Management believes that through a combination of the credit facility, customer advance payments, additional debt/equity financing, continued expense reductions and cash flows from operations, we will have sufficient liquidity to fund cash requirements for at least the next 12 months. If we are unsuccessful in obtaining additional financing, we would face a severe constraint on our ability to sustain operations at current levels, and we would intend to adjust our operations consistent with our available resources. Such adjustments might include further work force reductions, exiting of facilities, or disposition of certain operations.

    On May 2, 2002, we completed a private placement, which raised $13.6 million, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). On June 27, 2002, the 60-day Warrants were modified to expire on August 30, 2002. The private placement also included warrants issued to the placement agent (the "Placement Warrants") to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. We may call the $1.50 warrants, effectively forcing conversion, if the price of our common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES


    In Amendment No. 2 to our Quarterly Report on Form 10-Q for the three month period ended March 31, 2002, our most critical accounting policies and estimates upon which our financial statements are based were identified as those relating to revenue recognition, the allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, restructuring costs and contingencies and litigation. We considered the disclosure requirements of Financial Release 60 ("FR-60") regarding critical accounting policies, and concluded that nothing materially changed during the three month period ended June 30, 2002 that would warrant further disclosure under these releases, except as follows:

    Going Concern Assumption -- The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. If the consolidated financial statements were prepared on liquidation basis, the carrying value of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 2001

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

    Our bookings and revenues are inevitably tied to the growth of the overall semiconductor industry and the changes in capital spending by semiconductor companies. We define bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months less cancellations.

    For the three month period ended June 30, 2002, bookings were $15.7 million, compared to bookings of $18.4 million for the three months ended March 31, 2002, to $10.0 million for the three month period ended December 31, 2001, to $15.0 million for the three month period ended September 30, 2001 and to $13.4 million for the three month period ended June 30, 2001. For the three month periods ended June 30, 2002, March 31, 2002, December 31, 2001, June 30, 2001 and for the nine month period ended June 30, 2001, bookings associated with the material handling business were none, none, $1.7 million, $4.0 million and $13.1 million, respectively. The increase in bookings in the current quarter as compared to the quarter ended June 30, 2001 was primarily attributable to increased bookings in the Semiconductor Equipment Group. The decrease in our bookings during the three month period ended June 30, 2002, versus the three month period ended March 31, 2002 primarily relates to decreased bookings from our Acuity CiMatrix division.

    For the nine month period ended June 30, 2002, bookings were $44.1 million compared to $56.9 million for the nine month period ended June 30, 2001. The decrease in bookings in the nine month period ended June 30, 2002 as compared to the nine month period ended June 30, 2001 relates to a sharp semiconductor industry slowdown. At June 30, 2002 and June 30, 2001, backlog was $13.9 million and $15.5 million, respectively.

    For the three month period ended June 30, 2002, revenues were $15.3 million, compared to revenues of $14.0 million for the three month period ended March 31, 2002, to $15.0 million for the three month period ended December 31, 2001, to $16.5 million for the three month period ended September 30, 2001 and $21.1 million for the three month period ended June 30, 2001. For the three month periods ended June 30, 2002, March 31, 2002, December 31, 2001 and June 30, 2001 revenues associated with the material handling business totaled none, none, $2.8 million and $4.7 million, respectively. The decline in revenue in the current quarter versus the quarter ended June 30, 2001 relates to a continued semiconductor industry slowdown, as a result of which our customers have decreased demand for our products. The increase in revenue in the current quarter versus the quarter ended March 31, 2002, relates to increased revenues from our Semiconductor Equipment Group, partially offset by decreased revenues from our Acuity CiMatrix division. For the nine month period ended June 30, 2002, revenues were $44.4 million, compared to $91.3 million for the nine month period ended June 30, 2001. For the nine month periods ended June 30, 2002 and 2001, revenues associated with the material handling business totaled $2.8 million and $12.5 million, respectively. The reason for the decline in our revenues in the nine month period ended June 30, 2002 is the same as in the three month comparison mentioned above.

    In the three and nine month periods ended June 30, 2002, revenues for our Semiconductor Equipment Group represented 68% and 54%, respectively of total revenues, compared to 56% and 69%, respectively, of total revenues, in the three and nine month periods ended June 30, 2001. In the three month period ended June 30, 2002, Semiconductor Equipment Group revenues were $10.5 million, compared to revenues of $7.3 million for the three month period ended March 31, 2002, to $6.4 million for the three month period ended December 31, 2001, to $8.7 million for the three month period ended September 30, 2001 and to $11.9 million for the three month period ended June 30, 2001. The decrease in our revenues in the current quarter compared to the quarter ended June 30, 2001 reflects a dramatic slowdown in demand from the semiconductor industry.

    In the Acuity CiMatrix division, revenues were $4.9 million in the three month period ended June 30, 2002, compared to $6.8 million for the three month period ended March 31, 2002, to $8.6 million for the three month period ended December 31, 2001, to $7.8 million for the three month period ended September 30, 2001 and to $9.2 million for the three months ended June 30, 2001. The decrease in revenues in the current quarter from the quarter ended June 30, 2001 reflects the loss of revenues due to the sale of our material handling business. Revenues associated with the material handling business for the three and nine month periods ended June 30, 2001 and the three and nine month period ending June 30, 2002 were $4.7 million, $12.5 million, none and $2.8 million, respectively. Excluding the material handling business, revenues for the three and nine month periods ended June 30, 2002 were $4.9 million and $17.4 million, respectively, as compared to revenues for the three and nine month periods ended June 30, 2001 of $4.5 million and $15.7 million, respectively. This increase in revenues for the three and nine month periods ended June 30, 2002 as compared to the three and nine month periods ended June 30, 2001, excluding the material handling business, was due to additional volume of sales of data matrix products.

    Our gross profit margins, as a percentage of revenues, were 32.0% and 33.7% for the three and nine month periods ended June 30, 2002, compared to gross profit margins of 25.1% and 23.2% of revenues for the three and nine month periods ended June 30, 2001. In fiscal 2001, our gross profit margin was reduced by a provision for excess and obsolete inventories of $0.7 million and $10.9 million, or 3.1% and 12.0% of revenues for the three and nine month periods ended June 30, 2001. We review and evaluate the excess, obsolescence and net realizable value of inventories on a quarterly basis. The carrying value of the inventory is compared to the future realizable value of such products given sales prices and revenue projections. As a result of these quarterly analyses, we recorded a $0.7 and $10.9 million inventory provision during the three and nine month periods ended June 30, 2001, related primarily to excess inventories. Exclusive of the inventory provisions, gross profit margins were 28.2% and 35.2% of revenues for the three and nine month periods ended June 30, 2001. The increase of the gross profit percentage, exclusive of the inventory provisions, in the current quarter versus the quarter ended June 30, 2001 is a result of decreased fixed costs of our manufacturing infrastructure over the last year, along with the impact of lower margin material handling business revenues included in the June 30, 2001 quarter. The slight decrease in the gross profit percentage for the nine month period ended June 30, 2002 versus the nine month period ended June 30, 2001, excluding the inventory provisions, primarily relates to the lower sales from our Semiconductor Equipment Group compared to the prior year, partially offset by the cost reductions this year and the impact of the lower margin material handling business that was included in the prior year.

    Research and development expenses were $4.5 million, or 29.3% of revenues, in the three month period ended June 30, 2002, compared to $6.3 million, or 29.9% of revenues, in the three month period ended June 30, 2001. Research and development expenses were $13.8 million, or 31.1% of revenues, in the nine months ended June 30, 2002, compared to $22.6 million, or 24.8% of revenues in the nine month period ended June 30, 2001. The decline in spending relates primarily to our cost cutting efforts during fiscal years 2001 and 2002 and the sale of the material handling business. Research and development expenses associated with the material handling business for the three and nine month periods ended June 30, 2001 and the three and nine month periods ending June 30, 2002 were $0.4 million, $1.5 million, none and $0.4 million, respectively.

    The current level of research and development expense reflects spending associated with our continued efforts to maintain our market position and ensure we have the appropriate products for our customers when demand returns. In our Semiconductor Equipment Group, the research and development projects include work on the new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems. At Acuity CiMatrix, we continue to invest in enhancing our two-dimensional barcode reading products and expanding our machine vision platform, Visionscape. We believe research and development expenses will be reduced for the remainder of fiscal 2002, a result of the cost reduction efforts discussed above.

    In the three and nine month periods ended June 30, 2002, we capitalized approximately $0.6 million and $1.5 million, respectively, in software development costs under Statement of Financial Accounting Standards No. 86, which compares with $0.6 million and $2.2 million of capitalization in the three and nine month periods ended June 30, 2001. The related amortization expense was $0.7 million and $2.2 million for the three and nine month periods ended June 30, 2002, respectively, and compares with $0.9 million and $3.4 million for the three and nine month periods ended June 30, 2001. The amortization costs are included in cost of sales.

    Selling, general and administrative expenses were $8.9 million, or 57.9% of revenues, in the three months ended June 30, 2002, compared to $12.8 million, or 60.6% of revenues, in the three month period ended June 30, 2001. The decrease in spending is a combination of a lower level of variable selling expenses associated with the decrease in revenues and cost reductions taken in the restructurings discussed below. In addition, we incurred less cost in fiscal 2002 due to the sale of the material handling business. Selling, general and administrative expenses associated with the material handling business for the three and nine month periods ended June 30, 2001 and the nine month period ending June 30, 2002 were $0.7 million, $2.2 million and $0.8 million, respectively. Selling, general and administrative expenses were $27.7 million, or 62.5% of revenues, in the nine month period ended June 30, 2002, compared to $41.4 million, or 45.3% of revenues, in the nine month period ended June 30, 2001. The lower aggregate amount of expenses reflects a combination of a lower level of variable selling expenses associated with the decrease in revenues and the cost reductions taken throughout fiscal 2001 and fiscal 2002. We believe the fixed cost component of selling, general and administrative expenses will decrease based on the cost reductions discussed above, while the variable component will increase or decrease based upon changes in revenues for the remainder of fiscal 2002.

    During the three and nine month periods ended June 30, 2002, we took additional steps in order to reduce our costs, including a reduction of approximately 100 and 160 employees, respectively. The restructuring also included costs related to the closing of foreign offices, which included the write-off of tangible assets of $0.3 million. The terminated employees represented all functions across all operating divisions. The charges for severance and other charges in the first, second and third quarters of fiscal 2002 were $0.2 million, $0.2 million and $1.2 million, respectively, net of reversals of $0.3 million of prior charges. The reversal of charges is due to a change in operating plans, as we changed plans to close a facility, and severance costs previously accrued for the reduction of employees at that facility have now been reversed. At September 30, 2001, we had $1.3 million of remaining restructuring charges to be paid. A summary of these restructuring costs is as follows:

                                                                         Q1 & Q2         Q3         NON
                                                                       FISCAL 2002   FISCAL 2002    CASH       CASH     LIABILITY AT
                                            LIABILITY AT     AMOUNTS     AMOUNTS       AMOUNTS     AMOUNTS    AMOUNTS     JUNE 30,
                                           SEPT. 30, 2001   REVERSED     ACCRUED       ACCRUED    INCURRED   INCURRED       2002
                                          ---------------   --------   -----------   -----------  --------   --------    ----------

Severance payments to employees.....          $   917         $ 256      $ 711         $ 911          --     $ 1,359       $ 924
Exit costs from facilities..........              360            79        --             45          --         147         179
Write-off of other tangible and
  intangible assets.................               --            --         --            269          269        --          --
          Total.....................          -------         -----      -----         -----        -----    -------       ----
                                              $ 1,277         $ 335      $ 711         $1,225       $ 269    $ 1,506       $1,103
                                              =======         =====      =====         ======       =====    =======       ======

    Also, in the nine month period ended June 30, 2001, we took steps in order to reduce our costs. These steps primarily included a reduction of approximately 300 employees and a restructuring of European operations. The charge for severance and other costs of $4.2 million included severance costs of approximately $2.6 million, exit costs from facilities of $0.9 million and the write-off of other tangible and intangible assets of $0.7 million.

    Net interest expense was $301 in the three month period ended June 30, 2002, compared to net interest expense of $357 in the three months ended June 30, 2001. The fiscal 2002 and 2001 interest expense relates primarily to the debt issued in the acquisitions of Abante and AIID. Net interest expense was $898 in the nine month period ended June 30, 2002, compared to net interest expense of $545 in the nine month period ended June 30, 2001, for the same reasons mentioned above.

    There was no tax provision in the three and nine month periods ended June 30, 2002 and 2001, due to the operating losses incurred and the valuation allowances provided on those deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    On May 2, 2002, we completed a private placement, which raised $13.6 million, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). On June 27, 2002, the 60-day Warrants were modified to expire on August 30, 2002. The private placement also included warrants issued to the placement agent to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005 (the "Placement Warrants"). We may call the $1.50 warrants, effectively forcing conversion, if the price of our common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The fair value of the 60-day Warrants, totaling approximately $0.5 million, the 3-year Warrants, totaling approximately $1.4 million, and the Placement Warrants, totaling approximately $0.3 million, was credited to additional paid-in capital.

    Our cash balance decreased $3.1 million, to $0.5 million, in the nine months ended June 30, 2002, as a result of $21.5 million of net cash used in operating activities, $7.4 million of net cash provided by investing activities, including $10.2 million in net proceeds from the sale of the material handling business, and $11.1 million of net cash provided by financing activities, including $13.6 million of net proceeds from the private placement.

    The $21.5 million of net cash used in operating activities was primarily a result of the $22.1 million loss incurred during the nine month period ended June 30, 2002, a $6.9 million gain on sale of the material handling business, depreciation and amortization of $7.3 million, a $1.9 million decrease in accounts payable, a $1.1 million decrease in deferred gross profit, a $1.2 million decrease in accrued expenses, partially offset by decreases in accounts receivable of $1.8 million and inventory of $1.8 million.

    Additions to plant and equipment were $1.3 million in the nine months ended June 30, 2002, as compared to $2.2 million in the nine months ended June 30, 2001. The capitalized software development costs in the nine months ended June 30, 2002 and 2001 were $1.5 million and $2.2 million, respectively.

    At June 30, 2002, we had a $10.0 million credit line that expires in April 2003. At June 30, 2002, there were $2.6 million of borrowings on the credit facility and we had $5.5 million of remaining availability under the line. At September 30, 2001, the outstanding principal on the credit facility totaled approximately $2.4 million. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.75% at June 30, 2002).

    On November 21, 2001, the $1.5 million note payable issued to the former principals of Abante came due, together with 8% interest thereon from November 29, 2000. On the same date, the first of five annual installments on the Abante payable also became due, in the amount of $0.50 million. Pursuant to an oral agreement with the former principals, we paid on November 21, 2001 the interest, $0.25 million of note principal and approximately $0.11 million of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of our future payment obligations. We believe the oral agreement is enforceable and are continuing to make payments in accordance with the terms of that agreement, paying the interest, $0.25 million of note principal and approximately $0.15 million of the first annual installment on February 21, 2002, and paying approximately $0.24 million of the first annual installment on May 21, 2002.

    On January 3, 2002, a payment of $1.8 million under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, we paid the interest and approximately $0.24 million of note principal to certain of these shareholders. We have reached an agreement with the other former stockholders to pay the sums originally due on January 3, 2002 in three equal principal installments in April 2002, August 2002 and December 2002. In accordance with the agreement with the other former stockholders, the Company paid on April 1, 2002 approximately $0.52 million of the note principal. In exchange for the deferral, we issued warrants with an exercise price of $1.14 per share. The fair value of these warrants, totaling approximately $0.14 million, is being charged to operations through January, 2003.


    We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows:

TWELVE MONTH PERIOD ENDING JUNE 30:                                FACILITIES    EQUIPMENT      TOTAL
-----------------------------------                               ------------  -------------  -------

2003...........................................................   $  2,801        $131          $ 2,932
2004...........................................................      2,331         104            2,435
2005...........................................................      2,036          65            2,101
2006...........................................................      1,674           8            1,682
2007...........................................................      1,618         --             1,618
Thereafter.....................................................      6,439         --             6,439
                                                                  --------        ----          -------
     Total.....................................................   $ 16,899        $308          $17,207
                                                                  ========        ====          =======

    As of June 30, 2002, we had approximately $19.4 million of purchase commitments with vendors. Approximately $17.4 million was for the Semiconductor Equipment Group, and included computers, handling equipment, and manufactured components for the division's lead scanning, wafer scanning, handling and ball attach product lines. Approximately $2.0 million was for the Acuity CiMatrix Division, and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of these over the next couple of years. Substantially all deliveries are expected to be taken in the next eighteen months.

As of June 30, 2002, we had principal maturities of long-term debt payable as follows:

TWELVE MONTH PERIOD ENDING JUNE 30:
-----------------------------------
2003.......................................................         $ 5,609
2004.......................................................           2,382
2005.......................................................             694
                                                                    -------
     Total.................................................         $ 8,685
                                                                    =======

    At June 30, 2002, we were not associated with any special purpose entities nor did we have any other off balance sheet financing arrangements.

    We continue to implement plans intended to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. We recognize that additional financing will also be needed and we are in discussions to raise such financing. The Company believes that through a combination of the credit facility, customer advance payments, additional debt/equity financing, continued expense reductions and cash flows from operations, we will have sufficient liquidity to fund cash requirements for at least the next 12 months. If we are unsuccessful in obtaining additional financing, we would face a severe constraint on our ability to sustain operations at current levels, and we would intend to adjust our operations consistent with our available resources. Such adjustments might include further work force reductions, exiting of facilities, or disposition of certain operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    Business Combinations -- In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption of SFAS No. 142. We are required to adopt SFAS No. 142 on October 1, 2002.

    The adoption of SFAS No. 142 is expected to result in certain intangible assets, including amounts capitalized for workforce, to be reclassified to goodwill. In addition, SFAS No. 142 requires that we discontinue the amortization of goodwill. For the three month period ended June 30, 2002, goodwill amortization totaled approximately $0.1 million. We do not expect the transitional goodwill impairment to have a significant impact on our financial statements.

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

    Restructuring -- In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    This report contains forward-looking statements including statements regarding, among other items, anticipated trends in our business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control, including the following: any significant downturn in the highly cyclical semiconductor industry or in our general economic conditions would likely result in a reduction in demand for our products and would hurt our business; we will be unable to achieve profitable operations unless we increase quarterly revenue or make further reductions in our costs; a loss of or decrease in purchases by one of our significant customers could materially and adversely affect our revenues and profitability; economic difficulties encountered by certain of our foreign customers may result in order cancellations and reduced collections of outstanding accounts receivable; development of our products requires significant lead time and we may fail to correctly anticipate the technical needs of our markets; inadequate cash flows and restrictions in our banking arrangements may impede production and prevent us from investing sufficient funds in research and development; the loss of key personnel could have a material adverse effect on our business; the large number of shares available for future sale could adversely affect the price of our common stock; the volatility of our stock price could adversely affect the value of an investment in our common stock, and our common stock may be delisted from the Nasdaq National Market.

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

    We are exposed to the impact of fluctuation in interest rates, primarily through our borrowing activities. Our policy has been to use U.S. dollar denominated borrowings to fund our working capital requirements. The interest rates on our current borrowings fluctuate with current market rates. A 100 basis point change in interest rates would not have a material impact on our results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In May 2002, a purported shareholder derivative action entitled Mead Ann Krim v. Pat V. Costa, et al., Civil Action No. 19604-NC, was filed in the Court of Chancery of the State of Delaware against the members of our Board of Directors, and against us as a nominal defendant. The complaint seeks damages to us as a result of the statements at issue in the pending purported securities class actions. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

    There have been no material developments in the legal proceedings we previously reported on Amendment No. 2 to our Quarterly Report on Form 10-Q filed July 17, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 2, 2002, we completed a private placement of shares of our common stock. An aggregate of 10.3 million shares were sold to accredited investors at a price of $1.46 per share. We also issued warrants to these accredited investors to purchase up to 2.1 million shares at $1.46 per share on or before August 30, 2002, and to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005. The placement also included warrants issued to the placement agent to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. The net proceeds to us from the sale of the securities were approximately $13.5 million, after deducting the placement agent fees and offering expenses. The securities we issued were not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

    During the nine month period ended June 30, 2002, we issued 18,274 shares of our common stock to non-employee members of our Board of Directors as compensation for their attendance at Board and Committee meetings held during that period. The shares issued to these Board members were not registered under the Securities Act of 1933, as amended (the "Act"), because the issuances were exempt from registration under the Security Act pursuant to section 4(2) of the Act.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Shareholders was held on April 3, 2002.

    (b) At that meeting, seven of the current directors were re-elected. The vote was as follows:

                                                  FOR         WITHHOLD AUTHORITY

 Pat V. Costa............................     39,086,619          3,432,514
 Frank A. DiPietro.......................     41,277,152          1,241,981
 Jay M. Haft.............................     41,284,628          1,234,505
 Tomas Kohn..............................     41,290,269          1,228,864
 Mark J. Lerner..........................     41,277,433          1,241,700
 Howard Stern............................     39,167,831          3,351,302
 Robert H. Walker........................     41,126,769          1,392,364

    (c) At that meeting, the shareholders voted to amend our certificate of incorporation to increase the authorized number of shares of common stock, par value $.01, from 75,000,000 to 100,000,000. The vote was as follows:

                For                               39,963,249
                Against                            2,464,209
                Abstain                               91,675

    (d) At that meeting, the shareholders ratified the selection of Deloitte & Touche LLP as our independent auditors for fiscal 2002. The vote was as follows:

                For                              41,850,161
                Against                             533,866
                Abstain                             135,106

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None.

        Reports on Form 8-K. - We filed a current report on Form 8-K dated May 3, 2002, with the Securities and Exchange Commission. The items reported on such Form 8-K were Item 5 (Other Events) and Item 7 (Financial Statement and Exhibits). This Form 8-K stated that we had issued a press release announcing that we had completed a private placement of our common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ROBOTIC VISION SYSTEMS, INC.
                                                         Registrant

Dated: August 14, 2002                                /s/ PAT V. COSTA
                                                    --------------------
                                                        PAT V. COSTA
                                                      President and CEO
                                                (Principal Executive Officer)

Dated: August 14, 2002                              /s/ JOHN J. CONNOLLY
                                                    --------------------
                                                      JOHN J. CONNOLLY
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)