Form 10-K
period 2002-09-30
ROBOTIC VISION SYSTEMS INC
filed 2003-01-14
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding of the Registrant's common stock was 61,168,743 as of January 7, 2003.

     The aggregate market value of the common stock held by non-affiliates of the Registrant was $15,681,499 as of January 7, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                     LOCATION IN FORM 10-K IN WHICH INCORPORATED
                   --------                     -------------------------------------------
 Registrant's Proxy Statement relating to the                     Part III
     2002 Annual Meeting of Stockholders

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

     - The Semiconductor Equipment Group's primary business is the design, manufacture and marketing of systems that inspect semiconductor wafers and assembled chip packages, transfer integrated circuits from one medium to another and attach solder balls to ball grid array semiconductors. This group serves the semiconductor capital equipment market.

     - The Acuity CiMatrix division designs, manufactures and markets two primary product lines:

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

     As of December 15, 2001 we sold our one-dimensional material handling product line ("material handling business"), which had been part of the Company's Acuity CiMatrix division, to affiliates of SICK AG of Germany ("SICK"). The material handling business had designed, manufactured and marketed one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries. The sales price was $11.5 million, which includes the right to receive $0.5 million following the expiration of a 16-month escrow to cover indemnification claims. The costs of the transaction were approximately $0.8 million. The Company recorded a net gain of $6.9 million in the first quarter of fiscal 2002, related to the sale of the material handling business. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2.8 million and had an operating loss of approximately $0.25 million.

     On May 2, 2002, we completed a private placement, which raised $13.6 million, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). On June 27, 2002, the 60-day Warrants were modified to expire on August 30, 2002 and all such warrants expired without exercise on that date. The private placement also included warrants issued to the placement agent (the "Placement Warrants") to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. We may call the $1.50 warrants, effectively forcing conversion, if the price of our common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration.

     While we had not adopted a formal plan as of September 30, 2002 to dispose of the Semiconductor Equipment Group, in September 2002, we announced that we were exploring the sale of our Semiconductor Equipment Group, had retained Needham and Company as our investment advisor, and had started discussions with multiple interested parties. We believe that the sale of the Semiconductor Equipment Group is in the best interests of shareholders because of the capital intensive nature of that business, the heightened cyclicality and unpredictability of the industry it serves, and the significant attention required to manage the business. As of January 2003, we are in advanced discussions with a party interested in acquiring that business, and we continue more preliminary exchanges with other possible acquirers. We are currently unable to quantify what the ultimate sale price may be or to predict the closing date of any such sale.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For the purpose of segment reporting, we consider the business to operate in two segments servicing the machine vision industry. See Note 12 to the Consolidated Financial Statements.

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

     However, the semiconductor market can be cyclical as a result of periodic oversupply of integrated circuits, resulting in reduction in demand for the capital equipment used to fabricate, assemble, and inspect chips. This was evident in 2001 and 2002, as a combination of lower-than-expected end-user demand and over-production in 2000 combined to decrease semiconductor industry sales by 32%, to $138.4 billion in 2001, followed by a very modest 1.8% recovery to $141.0 billion in 2002. Declines, even of this magnitude, are not predictable. As late as the end of 2000, the SIA was predicting substantial growth in 2001. The SIA's prediction in November 2001 of modest growth in 2002 (6.3%) turned out to be overly optimistic. In November 2002, the SIA predicted industry growth of 19.8% for 2003, and 22% growth for 2004. Growth at these rates would result in semiconductor industry revenues of $206.0 billion in 2004, slightly exceeding the industry's prior peak.

     During downturns such as occurred during 2001 and 2002, semiconductor companies greatly reduce their levels of capital spending. Semiconductor production ultimately drives demand for the capital equipment that supplies chip manufacturers. Like the semiconductor industry forecasts, predictions for future growth of the semiconductor capital equipment market have proven to be unreliable. In December 2000, the Semiconductor Equipment Materials Institute
(SEMI), the trade association for suppliers of capital equipment to the semiconductor industry, predicted growth of 22% in 2001 on top of the record 83% growth reported in 2000. In reality, equipment shipments declined 41%. In December 2001, the Semiconductor Equipment Materials Institute predicted flat revenues in 2002 for equipment manufacturers. By December 2002, that same group had revised its expectations for 2002 to show an expectation of a further 31% decline in shipments. Thus, from 2000 revenues of $47.7 billion, industry shipments have declined 60% to an estimated $18.95 billion in 2002. SEMI's current prediction, issued in December 2002, is for industry growth of 14.9% in 2003 and 21.3% in 2004. If these predictions prove accurate, industry revenues in 2004 will be approximately $26.4 billion, 45% below the 2000 peak.

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

  GENERAL PURPOSE MACHINE VISION MARKET

     A general-purpose machine vision system usually consists of a personal computer equipped with special vision processing software and a vision board connected to a solid-state video camera. The camera is used to acquire a digital image of the subject in computer memory. The vision processing hardware and software is used to extract features from the image, verify the identity of the subject, detect its location or orientation, inspect for surface defects and perform non-contact measurements. The semiconductor industry is the largest market for machine vision systems, followed by the electronics industry, including board-level manufacturing. General-purpose machine vision is also actively employed in the automotive, aerospace, pharmaceutical and consumer products markets.

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

     According to an October 2002 report by the ARC Advisory Group, the worldwide market for general-purpose machine vision in 2002 (including machine vision as applied to the semiconductor industry) was $892 million, and is forecast to grow at a compound annual rate of 8.9% through 2006, reaching $1.3 billion in that year.

  AUTOMATIC IDENTIFICATION AND DATA COLLECTION MARKET

     There is also a broader market known as the automatic identification and data collection (AIDC) market. This market encompasses products that read bar codes, print bar codes, and collect data from bar code readers; and the labels on which bar codes are printed. According to a 2002 study by Venture Development Corporation (VDC), the total market for AIDC in 2001 was $7.6 billion, representing a 14.5% decrease in revenues from 2000. However, the same VDC report forecasts 2005 revenues for the industry of $12.0 billion.

     For RVSI, the automatic identification and data collection market encompasses products that mark, read and interpret two-dimensional bar codes, through either a stationary or hand-held machine-vision-based imager. The 2002 VDC study reported the total market for stationary and hand-held scanners in 2000 was $1.66 billion, with a projected growth to $2.22 billion in 2005. The vast majority of this market is for linear, or one-dimensional, bar code scanners. The two-dimensional bar-code imaging segment of this market is not the subject of any current studies. We believe that the scanning portion of the automated identification and data collection market will be increasingly penetrated by machine vision manufacturers, especially in high-density applications such as printed circuit board manufacturing and parts marking and tracking.

     A traditional linear bar code consists of lines of varying width and spacing. A laser interprets that width and spacing with the result that a typical bar code an inch on a side can contain eight to twelve digits. Two dimensional bar codes represent an important technology improvement in that they store substantially more information in the same or a smaller space. Two dimensional bar codes, in turn, can be divided into analog codes and digital codes. Analog codes, such as Symbol Technologies Inc.'s PDF 417, stack bar codes on top of one another. Digital bar codes such as RVSI's Data Matrix encode information in binary form. The latter approach stores a significantly greater volume of information in the same space, but the code must be read using machine vision imagers.

     The use of machine vision to read binary codes frees the user of the code from the constraints of high-contrast paper labels or precise offset printing. Codes can be marked directly onto products via ink-jet printing, pin stamping, or laser etching. Because each code is made uniquely, each code can contain unique information; the serial number of an individual component, for example. This creates a solution to a problem that has become increasingly important in commerce: how to individually identify manufactured items that appear identical, but which have vastly different manufacturing histories. The industry's name for this concept is unit level traceability.

     The requirement for unit level traceability has evolved over time. For example, microprocessors are extremely valuable and highly portable objects. They are manufactured by the tens of millions each year, yet most appear identical to the unaided eye. Several major microprocessor manufacturers inscribe each processor with a machine readable, two dimensional bar code containing the serial number of the microprocessor. This program has helped prevent theft of microprocessors, as well as trace processors that are illegally re-sold by distributors.

     The use of two-dimensional bar codes is not limited to high-value-added electronics items. The turbine blades of a jet engine, for example, appear identical but, because they are individually machined, each has a slightly different weight and center of gravity. These tolerances can be captured in a two-dimensional bar code and marked on the completed blade. When a jet engine is being assembled, blades of the proper specification can be identified and placed in the engine to ensure a perfectly balanced turbine. Another two dimensional bar code can capture the date of manufacture and installation, so that blades can be retired upon expiration of their mandated service life.

     We invented and patented Data Matrix, but have placed it into the public domain to the extent necessary to allow its adoption as an internationally recognized standard. By 2002, Data Matrix was accepted and recognized for use by nine standards-setting organizations.

     While basic camera-based scanners are capable of reading high contrast and high quality Data Matrix images, we believe that the broad application of Data Matrix symbology on parts and components requires the imaging and processing technology typically associated with machine vision. We believe our long history with Data Matrix gives us a competitive advantage in reading the code under adverse conditions, as well as in understanding the needs of organizations implementing unit level traceability programs.

     In November 2001 we announced the development of ID Trace, the application of Data Matrix technology for encoding biometric information such as photographs, fingerprints, and retinal scans, for use in secure identification. ID Trace uses a Data Matrix containing approximately one kilobyte of information, which in turn is read by a machine vision imager.

STRATEGY

     Our goal is to grow by continuing to work with leaders in each of our served markets, anticipating their needs and offering them the most advanced products and technology. To accomplish this objective, we intend to:

     -- Offer the industry's broadest spectrum of machine-vision-based imagers.
        While most competitors have a single two dimensional bar code reader as part of their product offering, we have more than a dozen. We cover a wide range of price points with fixed-mount and hand-held readers.

     -- Treat two dimensional bar code imagers as one part of a broader system solution that begins with identification of a customer's unit-level traceability requirement and continues through working with the customer to implement programs to mark product, read marks, verify that marks will remain readable, and communicate data collected from imagers over networks.

     -- Continually work with customers on pilot programs that can grow into major sales opportunities. Each of our customers with an installed base of more than a million dollars in machine vision imagers began as a small pilot program.

     -- Concentrate on a handful of high growth markets. We have focused our sales and marketing efforts on industries such as pharmaceutical, medical devices, electronics manufacturing services, and automo-tive. This has allowed us to become experts in critical industry segments rather than generalists, and also allowed us to leverage off of success with one customer in the industry to develop others.

PRINCIPAL PRODUCTS

     Our products range from state-of-the-art machine vision systems on a circuit board which can be priced as low as $1,000 to inspection systems with selling prices greater than $800,000 for bumped-wafers used in advanced semiconductor packages. Our own sales force sells some of our products; other products are sold either through manufacturers' representatives or to original equipment manufacturers for incorporation into customized systems.

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

     The development of a new kind of integrated circuit, used primarily in high performance and small form factor applications, has created a new requirement for high-speed wafer inspection equipment. These ICs, called flip chips, necessitate ball grid arrays to be applied and inspected at the end of the front-end fabrication process, and then re-inspected during the back-end packaging process. Recognizing this need, in 2000 we introduced the WS-series, a two and three-dimensional machine vision-based inspection system. We believe that our WS-1000, WS-2000, WS-2500 and WS-3000 are the most widely employed bumped wafer inspection equipment in use today, and provide the semiconductor industry with the broadest range of products for bumped wafer inspection.

     Our Systemation subdivision offers semiconductor handling systems, including tape and reel component processing systems, designed to transfer and inspect a variety of integrated circuit packages. Systemation's tape and reel packaging product can be integrated into our lead scanners to collect acceptable products and place them into packaging media as required by different customers. We believe that Systemation's expertise in designing and manufacturing systems that transfer semiconductors between media while providing camera-based machine vision inspection enables us to further expand the breadth of our product offerings to the semiconductor market.

     Our Vanguard subdivision is a supplier of ball attach equipment used in ball grid array and chip scale package assembly for the semiconductor and connection industries. These devices attach solder balls to the integrated circuit in order to generate a medium which, when heated, will connect the package to the printed circuit board. Vanguard's products are deployed on the back-end manufacturing line prior to our lead scanner testing device.

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

     Our Acuity CiMatrix machine vision systems use processor chips optimized for vision, software and solid-state video cameras to perform functions such as measurement, flaw detection and inspection of manufactured products. These products examine an image of a manufactured product in order to ascertain physical characteristics, identify deviations and check for identification. For the general-purpose machine vision market, our Acuity CiMatrix division offers single-board machine vision systems, which can be tailored to the needs of specific industries via software modules. The vertical industries currently served include semiconductor, electronics, automotive and packaging/pharmaceutical. Acuity CiMatrix's principal machine vision product, Visionscape, was first introduced in 1998 and today encompasses a family of board-level machine vision systems. Visionscape is a machine vision product platform on a single printed circuit board for computers using the Windows operating system. This product family is designed to meet the needs of original equipment manufacturers, which incorporate vision products into their systems, as well as for direct use by manufacturers on their factory floor.

     Our Acuity CiMatrix data collection and bar code reading systems use machine vision to read and collect data from one- and two-dimensional bar codes for purposes such as process control, traceability and security. Our product offerings also include both fixed and hand-held two-dimensional camera-based readers.

     In two-dimensional applications, we have concentrated our efforts on scanning systems compatible with Data Matrix, a symbology that we believe has a number of advantages over other two-dimensional bar codes in the public domain. The smaller size of the Data Matrix symbology enables it to be used in miniaturized applications. Data Matrix is read using machine vision as compared to traditional laser scanning systems. The machine vision scanning process enables Data Matrix to exhibit a wider span of character integrity and, hence, enables Data Matrix to be applied to a variety of surfaces. We believe that these characteristics make Data Matrix the preferred symbology for applications in which components need to be marked directly, such as in parts identification. For example, as part of a move to a paperless manufacturing process, one of our customers, an aircraft engine manufacturer, is now applying two-dimensional bar codes to critical engine components. We believe that on part marking will become increasingly common due to the trend toward reducing electronic component sizes and the desire to improve the traceability of each component.

     By incorporating our expertise in machine vision with our innovations in bar code technologies, we are uniquely positioned to offer integrated solutions to manufacturers in our served markets.

MANUFACTURING

     Our manufacturing strategy is to produce internally only those components that possess a critical technology and to subcontract all other components. Our production facilities are capable of fabricating and assembling total electronic and electromechanical systems and subsystems. Facilities include assembly and wiring operations that have the ability to produce intricate electronic subassemblies, as well as complex wiring harnesses.

     We manufacture products for the Semiconductor Equipment Group in Hauppauge, New York, Tucson, Arizona and New Berlin, Wisconsin. We manufacture products for the Acuity CiMatrix division in Nashua and Weare, New Hampshire. We maintain comprehensive test and inspection programs to ensure that all systems meet exacting customer requirements for performance and quality workmanship prior to delivery.

MARKETING AND SALES

     Our Semiconductor Equipment Group's marketing strategy focuses on cultivating long-term relationships with the leading manufacturers of electronic and semiconductor inspection and quality control equipment. Its marketing efforts rely heavily on direct sales. The selling cycle for products, generally, is between six to nine months from initial customer contact to closure. A lengthier process is often the case in the purchase of an initial unit. Subsequent purchases require less time and often result in multiple orders. Group sales activities in the domestic market are handled by direct sales personnel. The Semiconductor Equipment Group also maintains sales capabilities in both Europe and the Far East through independent sales representatives and distributors, providing access to all major markets for electronic and semiconductor test equipment. Sales and technical support offices are maintained in Singapore.

     The Acuity CiMatrix division markets its products through a combination of direct sales personnel, distributors and system integrators. For sales made through distributors, the Acuity CiMatrix division supports these activities with direct sales management and technical support personnel. The Acuity CiMatrix division maintains sales and technical support offices in various locations in the United States, as well as in the United Kingdom.

ENGINEERING, PRODUCT DEVELOPMENT AND RESEARCH

     We believe that our engineering, product development and research functions are critical to our ability to maintain our leadership position in our current markets and to develop new products. As of September 30, 2002 we employed over 100 people who are dedicated to engineering, product development and research functions.

     Our research and development efforts over recent years have been largely devoted to continued development of advanced two-dimensional and three-dimensional vision technology and applications software for use in various inspection and process control automation. Research and development expenditures, net of capitalized software development costs, were $18.6 million, $28.4 million, and $27.0 million for the years ended September 30, 2002, 2001, and 2000, respectively. In the fiscal years ended September 30, 2002, 2001, and 2000, we capitalized $1.4 million, $3.4 million, and $4.2 million, respectively, of our software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

SOURCES OF SUPPLY

     To support our internal operations and to extend our overall capacity, we purchase a wide variety of components, assemblies and services from proven outside manufacturers, distributors and service organizations. We have experienced some difficulty in obtaining adequate supplies to perform under our contracts as a result of our limited cash availability.

     A number of our components and sub-systems are purchased from single sources. We believe that alternative sources of supply could be obtained, if necessary, without major interruption in production. In addition, certain products or sub-systems developed and marketed by the Acuity CiMatrix division are incorporated into the Semiconductor Equipment Group's product offerings.

PROPRIETARY PROTECTION

     At September 30, 2002, we owned over 120 issued U.S. patents, with expiration dates ranging from March 2003 to May 2020 and we owned more than 50 foreign patents. We also have various U.S. and foreign registered trademarks.

     We do not believe that our present operations are materially dependent upon the proprietary protection that may be available to us by reason of any one or more of such patents. Moreover, as our patent position is largely untested, we can give no assurance as to the effectiveness of the protection afforded by our patent rights.

CUSTOMERS

     One company accounted for 10% of our revenues during the fiscal years ended September 30, 2002 and 2001. No customers accounted for more than 10% of sales during the fiscal year ended September 30, 2000.

BOOKINGS AND BACKLOG

     We define our bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months less cancellations. For the twelve months ended September 30, 2002, bookings were

$58.1 million. This compares to bookings of $71.4 million for the twelve months ended September 30, 2001. The decline in our bookings in fiscal 2002 is a reflection of reduced demand by semiconductor industry customers, coupled with a generally uncertain climate for capital equipment expenditures for all industries. As a general rule, we ship most products in the quarter in which orders are received.

     At September 30, 2002 our backlog was $12.9 million, as compared to $15.3 million at September 30, 2001. We believe that most of our backlog at September 30, 2002 will be delivered in the next 12 months. The change in our backlog in these periods is a reflection of short-term business levels and customer lead times. Because orders in backlog are subject to cancellation or indefinite delay, we do not believe that our backlog at any particular time is necessarily indicative of our long-term future business.

COMPETITION

     We believe that machine vision has evolved over the past several years into a new industry, in which a number of machine vision-based firms have developed successful industrial applications for the technology. We are aware that a large number of companies, estimated to be upward of 100 firms, entered the industry in the 1980's and that most of these were small private concerns. Over the last several years the number of competitors has narrowed to fewer than 25. We believe this is attributable, to a large extent, to consolidation within the industry. Our principal competitors are ICOS Vision Systems NV in semiconductor inspection, August Technology, Inc. in bumped wafer inspection, Ismeca Europe S.A. in tape and reel handlers and Cognex in machine vision. We believe that we are a significant competitor in the machine vision industry based upon the breadth of our product lines and our customer base. The pricing of our semiconductor inspection systems is somewhat higher, generally, than that of our competitors, but we do not regard this factor as a significant competitive disadvantage as customers have historically demonstrated their willingness to pay our asking prices to obtain features that are unavailable in our competitors' product offerings or result in lower cost of ownership over the life of the product.

EMPLOYEES

     At September 30, 2002 we employed 315 persons, of whom 129 were engineering and other technical personnel. None of our employees is a member of a labor union.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Revenues from unaffiliated customers generated by our European subsidiaries were $1.8 million, $4.5 million and $8.2 million for the years ended September 30, 2002, 2001 and 2000, respectively.

     Total revenues to customers outside the U.S. were $32.5 million, $65.6 million and $158.2 million for the years ended September 30, 2002, 2001 and 2000, respectively.

ITEM 2. PROPERTIES

     Our executive offices, as well as our Acuity CiMatrix division, are located in a 60,000 square foot facility in Canton, Massachusetts. In connection with the sale of our material handling business as of December 15, 2001, we subleased a portion of the Canton facility totaling approximately 34,100 square feet, to SICK. The Acuity CiMatrix division also maintains a 34,000 square foot engineering facility in Nashua, New Hampshire and its Northeast Robotics operations are located in an 18,000 square foot facility in Weare, New Hampshire. Auto Image ID operations are located in an 8,000 square foot facility in Cherry Hill, New Jersey. Our Electronics subdivision is located in a 65,000 square foot facility located in Hauppauge, New York. Systemation's operations are located in a 90,000 square foot facility located in New Berlin, Wisconsin and Vanguard's operations are located in a 38,000 square foot facility in Tucson, Arizona. Our Abante Automation operations are located in a 4,600 square foot facility in Quebec, Canada.

     We also maintain sales and service offices across the United States to support our various operations. The Acuity CiMatrix division has sales and service offices in the United Kingdom and France. We maintain sales and service offices in Singapore and Malaysia to support our Semiconductor Equipment group's operations.

     All of our facilities are leased, with annual rental payments of approximately $2.9 million and lease expiration dates ranging from fiscal 2003 to 2011.

ITEM 3. LEGAL PROCEEDINGS

     A number of purported securities class actions were filed beginning on or about June 11, 2001 against us, Pat V. Costa, Chief Executive Officer, and Frank Edwards, our former Chief Financial Officer, in the Federal District Court for the District of Massachusetts. The consolidated action is now pending as In Re Robotic Vision Systems, Inc. Securities Litigation, Master File No. 01-CV-10876
(RGS). The plaintiffs seek damages for alleged false and misleading statements made prior to our announcement that we would restate our financial results for fiscal year 2000 and the first quarter of fiscal year 2001. On December 6, 2002, the parties agreed in principle to settle this matter, subject to the parties drafting and executing appropriate settlement documents, conducting certain limited confirmatory discovery and obtaining court approval. We expect the settlement amount to be covered by proceeds from our directors and officers liability insurance policy.

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

     In March 2002, we learned that the staff of the Securities and Exchange Commission had commenced a formal investigation into the statements that preceded, and the accounting practices that led to, our May 2001 restatement of our financial results for fiscal year 2000 and for the first quarter of fiscal 2001. We are cooperating in the investigation.

     In September 2002, McDonald Investments Inc. filed a demand for arbitration with the American Arbitration Association claiming entitlement to certain advisory fees in connection with the financing we completed in May 2002. The matter remains at a preliminary stage. We believe that this claim is without merit and intend to defend vigorously against it.

     In addition, we are subject to legal proceedings that arise in the ordinary course of business, but we do not believe these claims will have a material adverse effect on our consolidated position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) MARKET INFORMATION

     Our common stock is quoted on The Nasdaq Small Cap Market under the symbol ROBV. The following table sets forth the high and low closing prices for our common stock for the periods indicated:

FISCAL QUARTER ENDED                                          HIGH     LOW
--------------------                                          -----   -----
September 30, 2002..........................................  $0.89   $0.25
June 30, 2002...............................................   1.72    0.86
March 31, 2002..............................................   1.50    1.00
December 31, 2001...........................................   1.36    0.70
September 30, 2001..........................................   2.03    0.92
June 30, 2001...............................................   2.92    1.55
March 31, 2001..............................................   4.06    2.41
December 31, 2000...........................................   6.06    2.50

     On January 7, 2003 the closing price of our common stock was $0.26 per share.

(b) HOLDERS

     The number of holders of record of our common stock as of January 7, 2003 was approximately 3,300.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, both appearing elsewhere in this report. The accompanying financial data for fiscal year ended September 30, 2002 has been prepared assuming the Company will continue as a going concern (see Note 1 to the Consolidated Financial Statements). The data as of September 30, 2002 and 2001 and for each of the three prior years ended September 30, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this report. The Balance Sheet Data as of September 30, 2000, 1999 and 1998 and the Statement of Operations Data for years September 30, 2000, 1999 and 1998 have been derived from our audited financial statements, which are not contained in this Report.

                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------------------------
                                               2002       2001        2000       1999       1998
                                             --------   ---------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues...................................  $ 59,243   $ 107,845   $223,193   $128,230   $169,007
Income (loss) before income taxes..........  $(41,774)  $ (84,406)  $ 10,725   $ (9,258)  $(40,505)
Provision for income taxes.................  $     --   $   9,220   $      3   $     --   $     --
Income (loss) before cumulative effect of
  accounting change........................  $(41,774)  $ (93,626)  $ 10,722   $ (9,258)  $(40,505)
Cumulative effect of accounting
  change(1)................................  $     --   $ (10,747)  $     --   $     --   $     --
Net income (loss)..........................  $(41,774)  $(104,373)  $ 10,722   $ (9,258)  $(40,505)
Basic net income (loss) per share..........  $  (0.84)  $   (2.94)  $   0.32   $  (0.38)  $  (1.65)
Diluted net income (loss) per share........  $  (0.84)  $   (2.94)  $   0.27   $  (0.38)  $  (1.65)
Net Income (loss) per share, before
  cumulative effect of accounting change:
  Basic....................................  $  (0.84)  $   (2.64)  $   0.32   $  (0.38)  $  (1.65)
  Diluted..................................  $  (0.84)  $   (2.64)  $   0.27   $  (0.38)  $  (1.65)
Cumulative effect of accounting change(1)
  Basic....................................  $     --   $   (0.30)  $     --   $     --   $     --
  Diluted..................................  $     --   $   (0.30)  $     --   $     --   $     --
Net Income (loss)
  Basic....................................  $  (0.84)  $   (2.94)  $   0.32   $  (0.38)  $  (1.65)
  Diluted..................................  $  (0.84)  $   (2.94)  $   0.27   $  (0.38)  $  (1.65)
Weighted average shares
  Basic....................................    50,096      35,683     31,431     25,669     24,613
  Diluted..................................    50,096      35,683     39,804     25,669     24,613

---------------

(1) The effect of adopting Staff Accounting Bulletin No. 101 (SAB 101) was to increase fiscal 2001 revenues by $15,197 and to reduce the loss before cumulative effect of the accounting change by $8,107 (or $0.23 per share).

                                                                 AT SEPTEMBER 30,
                                                --------------------------------------------------
                                                 2002      2001       2000       1999       1998
                                                -------   -------   --------   --------   --------
SELECTED BALANCE SHEET DATA:
Current assets................................  $37,855   $55,353   $143,564   $ 77,636   $ 72,227
     Total assets.............................  $56,889   $87,947   $195,484   $123,201   $121,571
Long term debt and other......................  $ 3,076   $ 7,240   $  2,499   $  2,855   $  3,059
     Total liabilities........................  $43,652   $47,448   $ 49,924   $ 76,106   $ 84,774
Prepaid warrants..............................       --   $ 7,067   $  8,644   $  9,105         --
Stockholders' equity..........................  $13,327   $33,432   $136,916   $ 37,990   $ 36,797
Working capital (deficit).....................  $(2,721)  $15,145   $ 96,139   $  4,385   $ (9,488)

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

     As of December 15, 2001, we sold our one-dimensional material handling product line ("material handling business"), which had been part of our Acuity CiMatrix division, to affiliates of SICK AG of Germany for approximately $11.5 million. This price includes the right to receive $0.5 million following the expiration of a 16-month escrow to cover indemnification claims. The costs of this transaction were approximately $0.8 million. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2.8 million and had an operating loss of approximately $0.25 million. The material handling business had revenues and operating income of approximately $16.1 million and $0.2 million, respectively, in fiscal 2001. The sale of the business reduced our revenues and operating expenses in future quarters.

     On May 2, 2002, we completed a private placement, which raised $13.5 million, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). On June 27, 2002, the 60-day Warrants were modified to expire on August 30, 2002 and all such warrants expired without exercise on that date. The private placement also included warrants issued to the placement agent (the "Placement Warrants") to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. We may call the $1.50 warrants, effectively forcing conversion, if the price of our common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration.

     The above-described transactions served to provide cash utilized to fund the ongoing business in 2002.

     We incurred operating losses amounting to $41.8 million and $104.4 million in fiscal 2002 and 2001, respectively. Net cash used in operating activities amounted to $25.9 million, $12.6 million and $21.2 million in fiscal 2002, 2001 and 2000, respectively. In addition we are not in compliance with certain covenants of our revolving credit facility, which expires in April 2003. Further, we have debt payments past due, which relate to prior years' acquisitions. These conditions raise substantial doubt about our ability to continue as a going concern.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of our Semiconductor Equipment Group, there is no certainty that we will have the financial resources to continue in business.

     We have prepared and are executing a plan to address our financial needs. We recognize that we cannot continue to sustain the losses of both our Semiconductor Equipment Group and Acuity CiMatrix Division. Accordingly, while we had not adopted a formal plan as of September 30, 2002 to dispose of the Semiconductor Equipment Group, on September 17, 2002 we announced that we were exploring the sale of our Semiconductor Equipment Group. Also, we continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. As of January 2003, we are in advanced discussions with a party interested in acquiring that business, and we continue more preliminary exchanges with other possible acquirers. The sale of the Semiconductor Equipment Group, if completed, should be sufficient to pay down our debt, reduce accounts payable, and provide working capital for our remaining businesses. Upon such sale, the assets supporting our current revolving credit agreement will be substantially reduced and we cannot be assured of having a line of credit in place. Moreover, the continuation of our current line of credit is conditioned upon obtaining waivers for the events of noncompliance of that facility. Thus, our financial planning must include a replacement of our current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

     Because the proceeds of the prospective sale are uncertain, and because there will inevitably be a delay between the reaching of a definitive agreement and the completion of a sale of the division, we also recognize that we will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, we issued a 9% Convertible Senior Note in the amount of $0.5 million, for value received, to Pat V. Costa. Our plan also calls for continued actions to control operating expenses, inventory levels, and capital expenses; as well as to manage accounts payable and accounts receivable to enhance cash flow.

     If we do not succeed in selling the Semiconductor Equipment Group, we will have insufficient working capital to continue in business. While we believe that we will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

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

     Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to the allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. We have identified certain critical accounting policies, which are described below:

  REVENUE RECOGNITION

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

     We defer all or a portion of the gross profit on revenue transactions that include acceptance provisions. If the amount due upon acceptance is 20% or less of the total sales amount, we recognize as revenue the amount due upon shipment. We record a receivable for 100% of the sales amount and the entire cost of the product upon shipment. The portion of the receivable that is due upon acceptance is recorded as deferred gross profit until such time as final acceptance is received. When client acceptance is received, the deferred gross profit is recognized in the statement of operations.

     If the amount due upon acceptance is more than 20% of the total sales amount, we recognize no revenue on the transaction. We record a receivable for 100% of the sales amount and remove 100% of the cost from inventory. The entire receivable and entire inventory balance is then recorded with an offsetting adjustment to deferred gross profit. When client acceptance is received, the deferred gross profit is recognized in the statement of operations.

  PROVIDING FOR BAD DEBTS

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, on a case by case basis, analyzing the customers' payment history and information regarding customers' creditworthiness known to us. In addition, we record a reserve based on the size and age of all receivable balances against which we do not have specific reserves. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required.

  INVENTORY VALUATION

     We reduce the carrying value of our inventory for estimated obsolescence or excess inventory by the difference between the cost of inventory and its estimated net realizable value based upon assumptions about future demand and market conditions. There can be no assurance that we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology.

  GOODWILL AND OTHER LONG-LIVED ASSET VALUATIONS

     Our business acquisitions have resulted in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. We record impairment charges when we believe an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future. We are required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" on October 1, 2002. The adoption of the standard will require that we discontinue the amortization of goodwill and that we perform a transitional impairment analysis of the goodwill that we have recorded. We will then be required to update that analysis on an annual basis. We recorded approximately $0.4 million, $0.9 million and $0.6 million in goodwill amortization during fiscal 2002, 2001 and 2000, respectively. At September 30, 2002, the amount of goodwill subject to the future potential impairment totaled approximately $1.6 million.

  INCOME TAX PROVISION

     We record a valuation allowance against deferred tax assets when we believe that it is more likely than not that these assets will not be realized. Because of our recurring losses and negative cash flows, we have provided a valuation allowance against all deferred taxes as of September 30, 2002 and 2001.

  PROVIDING FOR WARRANTIES

     We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $0.8 million, $2.0 million and $5.0 million during fiscal 2002, 2001 and 2000, respectively. In addition, our warranty reserve balance at September 30, 2002 was $1.7 million, which we believe is adequate due to the decrease in revenue, which occurred during fiscal 2002.

  RESTRUCTURING PROVISIONS

     Because of the recent semiconductor decline, we have periodically evaluated whether we need to reduce expenses in line with our current level of business. We record restructuring charges based on our estimated costs to terminate employees, exit from facilities and write-down other tangible and intangible assets. These estimates could have a material impact if we change our operating plans or incur costs not foreseen when implementing our cost reduction efforts. Such was the case as discussed in Note 15, whereby we reversed severance charges during the fiscal year ended September 30, 2002.

  LITIGATION RESERVES

     We periodically assess our exposure to pending litigation and possible unasserted claims against us in order to establish appropriate litigation reserves. In establishing such reserves, we work with our counsel to consider the availability of insurance coverage, the likelihood of prevailing on a claim, the probable costs of defending the claim, and the prospects for, and costs of, resolution of the matter. It is possible that the litigation reserves established by us will not be sufficient to cover our actual liability and future results of operations for any particular quarterly or annual period could be materially adversely affected by the outcome of certain litigation or claims.

FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001

     The following discussion of results of operations includes the operations of the material handling business in the prior periods as the basis of the analysis, unless otherwise noted.

     Our bookings and revenues are inevitably tied to the growth or contraction of the overall semiconductor industry and the changes in capital spending by semiconductor companies. We define bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months less known cancellations.

     In fiscal 2002, bookings were $58.1 million compared to $71.4 million for fiscal 2001, a decrease of 18.6%. Bookings associated with the material handling business during fiscal 2002 and fiscal 2001 were $1.7 million and $15.7 million, respectively. Excluding the material handling business, bookings during fiscal 2002 were $56.4 million compared to $55.7 million during fiscal 2001, an increase of 1.3%. For the three month period ended September 30, 2002, bookings were $14.2 million compared to $15.7 million for the three month period ended June 30, 2002, to $18.4 million for the three month period ended March 31, 2002, $9.8 million for the three month period ended December 31, 2001 and $15.0 million for the three month period ended September 30, 2001. For the three month periods ended September 30, 2002, June 30, 2002, March 31, 2002, December 31, 2001 and September 30, 2001, bookings associated with the material handling business were none, none, none, $1.7 million and $2.7 million, respectively. The slight increase in our bookings in the last year, excluding the material handling business, was a result of increased demand for our two-dimensional bar code reading systems and related products, offset by a continued decrease in demand for our semiconductor inspection and handling equipment products.

     Our revenues were $59.2 million for the fiscal year ended September 30, 2002, compared to $107.8 million for the fiscal year ended September 30, 2001, a decrease of 45.1%. Revenues associated with the material handling business during the fiscal years ended September 30, 2002 and September 30, 2001 were $2.8 million and $16.1 million, respectively. Our revenues excluding the material handling business for the fiscal year ended September 30, 2002 were $56.4 million compared to $91.7 million for the fiscal year ended September 30, 2001, a decrease of 38.5%. For the three month period ended September 30, 2002, revenues were $14.9 million compared to $15.3 million for the three month period ended June 30, 2002, to $14.0 million for the three month period ended March 31, 2002, $15.0 million for the three month period ended December 31, 2001 and $16.5 million for the three month period ended September 30, 2001. For the three month periods ended September 30, 2002, June 30, 2002, March 31, 2002, December 31, 2001 and September 30, 2001, revenues associated with the material handling business were none, none, none, $2.8 million and $3.6 million, respectively. The reason for the decline in our revenues in the last year excluding the material handling business, is due to the continued slowdown in demand for our Semiconductor

Equipment Group products, offset in part by the increased demand for our two-dimensional bar code reading systems and related products.

     In fiscal 2002, revenues for our Semiconductor Equipment Group were $34.2 million, which represented 57.8% of total revenues, compared to $71.8 million or 66.6% of revenues in fiscal 2001. Overall, revenues declined 52.4% in our Semiconductor Equipment Group during fiscal 2002. For the three month period ended September 30, 2002, revenues were $10.0 million in comparison to revenues of $10.5 million for the three months ended June 30, 2002 to $7.3 million for the three months ended March 31, 2002 and $6.4 million for the three months ended December 31, 2001. The decrease in our revenues in fiscal 2002 reflects a continued dramatic slowdown in demand from the semiconductor capital equipment industry.

     In fiscal 2002, revenues for our Acuity CiMatrix division were $25.1 million, representing 42.2% of total revenue, compared to $36.0 million or 33.4% of revenues in fiscal 2001. The decline in fiscal 2002 revenues compared to fiscal 2001 revenues of 30.4%, is attributable to the loss of revenues resulting from the sale of the material handling business. Revenues associated with the material handling business during the fiscal years ended September 30, 2002 and September 30, 2001 were $2.8 million and $16.1 million, respectively. Excluding the material handling business, revenues during fiscal 2002 were $22.3 million compared to $19.8 million during fiscal 2001, an increase of 12.6%. This increase was a result of increased sales of two-dimensional bar code reading systems and related products. The Acuity CiMatrix division revenues were $4.9 million for the three months ended September 30, 2002, which compares to revenues of $4.9 million in the three months ended June 30, 2002, $6.8 million in the three months ended March 31, 2002 and $5.7 million in the three months ended December 31, 2001, excluding revenues associated with the material handling business.

     We review and evaluate the excess, obsolescence and net realizable value of inventories on a quarterly basis. The carrying value of the inventory is compared to the future realizable value of such products given sales prices and revenue projections. Substantially all inventory provisions recorded during fiscal 2002, 2001 and 2000 related to excess inventories. We believe that these provisions have reduced the inventories to their appropriate net realizable value. However, there can be no assurance that we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology. Our gross profit margins, as a percentage of revenues, increased to 24.1% for fiscal 2002 compared to 16.5% for fiscal 2001. As a result of the quarterly analyses mentioned above, we recorded inventory provisions, which reduced our gross profit during fiscal 2002, of $4.7 million or 7.9% of revenue and $17.3 million or 16.0% of revenue during fiscal 2001, primarily relating to excess inventories. The reduction in inventory provisions in fiscal 2002 versus fiscal 2001 led to the margin improvement in fiscal 2002. Exclusive of inventory provisions, gross profit was 32.1% of revenues during fiscal 2002 compared to 32.6% during fiscal 2001. The gross profit margin percentage, exclusive of inventory provisions, for the Semiconductor Equipment Group decreased to 20.8% for fiscal 2002 as compared to 29.4% of revenues for fiscal 2001, primarily due to the lower level of sales compared to the prior year and fixed costs spread over fewer units, partially offset by the cost reductions. Gross profit margin, as a percentage of revenues, increased for the Acuity CiMatrix division to 47.1% in fiscal 2002, as compared to 38.9% for fiscal 2001, attributable to cost reductions and the impact of the sale of the lower margin material handling business that was included in fiscal year 2001.

     Our research and development expenses were $18.6 million, or 31.4% of revenues, in fiscal 2002, compared to $28.4 million, or 26.3% of revenues, in fiscal 2001. The decline in spending relates primarily to our cost cutting efforts during fiscal 2002 in addition to less cost incurred due to the sale of the material handling business. Research and development expenses associated with the material handling business during fiscal 2002 and fiscal 2001 were $0.4 million and $2.0 million, respectively.

     The current level of research and development expense reflects spending associated with our continued efforts to maintain our market position and ensure we have the appropriate products for our customers when demand returns. In our Semiconductor Equipment Group, the research and development projects included work on the new wafer scanning inspection systems and enhanced capabilities for our lead scanning systems. At Acuity CiMatrix, we continued to invest in enhancing our two-dimensional barcode reading products and expanding our machine vision platform, Visionscape. During fiscal 2002, we capitalized $1.4 million of software development costs, in accordance with SFAS No. 86, compared to $3.4 million in fiscal 2001.

     Our selling, general and administrative expenses were $36.9 million, or 62.3% of revenues, in fiscal 2002, compared to $54.3 million, or 50.4% of revenues, in fiscal 2001. The decrease in spending is a combination of a lower level of variable selling expenses associated with the decrease in revenues and cost reductions taken in the restructurings discussed below. In addition, we incurred less cost in fiscal 2002 due to the sale of the material handling business. Selling, general and administrative expenses associated with the material handling business during fiscal 2002 were $762 thousand as compared to $2.9 million during fiscal 2001.

     In response to the lower level of revenues in fiscal 2002, we took steps to reduce our operating costs. In addition, we reviewed our long-lived assets for impairment. A summary of these restructuring costs and impairment charges is as follows:

                                    LIABILITY AT                               CASH     NON-CASH   LIABILITY AT
                                    SEPTEMBER 30,   CHARGES IN    AMOUNTS    AMOUNTS    AMOUNTS    SEPTEMBER 30,
                                        2001        FISCAL 2002   REVERSED   INCURRED   INCURRED       2002
                                    -------------   -----------   --------   --------   --------   -------------
RESTRUCTURING
Severance payments to employees...     $  917         $1,730        $346      $2,148     $   55        $ 98
Exit costs from facilities........        360             45          79         249         --          77
Write-off of other tangible and
  intangible assets...............         --            338          --          --        338          --
                                       ------         ------        ----      ------     ------        ----
Subtotal restructuring............      1,277          2,113         425       2,397        393         175
                                       ------         ------        ----      ------     ------        ----
IMPAIRMENTS
Capitalized Software..............         --            260          --          --        260          --
Other intangible assets...........         --          2,000          --          --      2,000          --
Goodwill..........................         --          2,296          --          --      2,296          --
                                       ------         ------        ----      ------     ------        ----
Subtotal impairments..............         --          4,556         425          --      4,556          --
                                       ------         ------        ----      ------     ------        ----
Total.............................     $1,277         $6,669        $425      $2,397     $4,949        $175
                                       ======         ======        ====      ======     ======        ====

     Restructuring -- We experienced a decline in orders and revenues during fiscal 2002. Our response was to develop and implement headcount reduction plans designed to reduce costs and expenses. As the downturn in the economy worsened, management reviewed its operational plan and made further headcount reductions. During the quarters ended December 31, 2001, March 31, 2002 and June 30, 2002, management made decisions to terminate employees in response to lower revenues. In addition to headcount reductions, we incurred costs related to the closing of a foreign office. Certain tangible and intangible assets were also abandoned in connection with the restructuring efforts. Restructuring charges, totaling approximately $1.7 million after reversals, were recorded during fiscal 2002. The charges can be summarized as follows:

     - During the quarter ended December 31, 2001, approximately $0.2 million of employee severance was recorded. Headcount reductions were made in the Semiconductor Equipment Group and the Acuity CiMatrix division. Approximately 30 employees were terminated throughout all functions of these operations.

     - In the quarter ended March 31, 2002, approximately $0.5 million of severance was recorded. Approximately 30 employees were terminated throughout all functions of the Semiconductor Equipment Group. Also, approximately $0.3 million of severance and facility cost restructuring charges was reversed during the quarter. The reversal of charges was due to a change in operating plans by management, which abandoned plans to close a facility. Severance for employees at that facility and facility exit costs previously accrued were reversed.

     - In the quarter ended June 30, 2002, approximately $1.3 million of severance and other charges was recorded. Approximately 100 employees were terminated throughout all functions of the Semiconductor Equipment Group, the Acuity CiMatrix division as well as within the Corporate staff. The restructuring also included costs related to closing a foreign office, which included the write-off of tangible assets of $0.27 million.

     - In the quarter ended September 30, 2002, approximately $0.1 million of severance and other charges in the Semiconductor Equipment Group were recorded, relating primarily to the finalization of a foreign office closing, which included the write-off of certain tangible property totaling $85 thousand. Also, approximately $0.1 million of severance was reversed during the quarter, relating to the Acuity CiMatrix division, an adjustment to an estimated amount accrued in the prior quarter.

     All charges are expected to be paid within our fiscal year ending September 30, 2003.

     Impairments -- Because of the continued decline in revenues in 2002, we reviewed our long-lived assets, including capitalized software, purchased technologies and goodwill for impairment. To evaluate and measure the impairment of capitalized software we considered the estimated future gross revenues reduced by estimated future costs, including costs of performing maintenance and customer support. To evaluate the impairment of purchased technologies and goodwill, we compared the carrying amount to estimated undiscounted net future cash flows. If an impairment was indicated, the amount was measured as the excess of the carrying amount over the fair market value of the asset, which we generally estimated using a discounted cash flow model. This model assumed future revenue growth commensurate with industry projections, a level of costs consistent with past experience, a discount rate based on our incremental borrowing rate and cash flows over the remaining useful life of the intangible asset being tested. As a result of this review, we recorded in fiscal 2002 impairment charges relating to capitalized software, goodwill and other non-current assets totaling $0.3 million, $2.3 million and $2.0 million, respectively.

     Net interest expense was $1.2 million for fiscal 2002 and fiscal 2001. The interest expense relates to borrowings on our line of credit and acquisition debt. We had $7.1 million of borrowings on our line of credit at the end of fiscal 2002.

     There was no tax provision in fiscal 2002, due to the operating losses incurred and the valuation allowances provided on those deferred tax assets. During fiscal 2001, based on the losses and the inability to project a return to profitability until there is a sustained upturn in the semiconductor capital equipment sector, we recorded $9.2 million of additional valuation allowance and a corresponding tax expense in fiscal 2001.

     In fiscal 2002, we had a net loss of $41.8 million, or a loss of $0.84 per share. For fiscal 2001, we had a net loss of $104.4 million, or $2.94 per diluted share.

FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND 2000

     For the three month period ended September 30, 2001, bookings were $15.0 million and revenues were $16.5 million. This compares to bookings of $13.5 million and revenues of $21.1 million for the three month period ended June 30, 2001 and to bookings of $47.2 million and revenues of $59.2 million for the three month period ended September 30, 2000. The decline in our bookings from fiscal year 2000 to fiscal year 2001 was a reflection of a sharp semiconductor industry slowdown, as a result of which our customers had decreased demand for our products.

     Our revenues were $107.8 million for the fiscal year ended September 30, 2001, compared to $223.2 million for the fiscal year ended September 30, 2000, a decrease of 51.7%. The lower revenues were associated with decreased shipments of semiconductor inspection and handling equipment, as well as vision reading systems sold primarily to the semiconductor industry.

     In fiscal 2001, revenues for our Semiconductor Equipment Group were $71.8 million, which represented 66.6% of total revenues, compared to $175.4 million or 78.6% of revenues in fiscal 2000. In the Semiconductor Equipment Group, revenues fell to $8.7 million for the three month period ended September 30, 2001, which compares to revenues of $11.9 million in the three month period ended June 30, 2001, $22.0 million in the three month period ended March 31, 2001, $29.2 million in the three month period ended December 31, 2000, $46.4 million in the three month period ended September 30, 2000 and $47.9 million for the three month period ended June 30, 2000. The decrease in our revenues in the fourth quarter of fiscal 2001 reflected a continued dramatic slowdown in demand from the semiconductor capital equipment industry.

     In fiscal 2001, revenues for our Acuity CiMatrix division were $36.0 million, which was 33.4% of total revenue, compared to $47.8 million or 21.4% of revenues in fiscal 2000. In the Acuity CiMatrix division revenues declined to $7.8 million for the three months ended September 30, 2001, which compares to revenues of $9.2 million in the three months ended June 30, 2001, $9.3 million in the three months ended March 31, 2001, $9.7 million in the three months ended December 31, 2000, $12.8 million in the three months ended September 30, 2000 and $13.2 million for the three months ended June 30, 2000. The continued lower level of revenues in the fourth quarter of fiscal 2001 reflects a reduction in demand for our machine vision products sold to the semiconductor industry, delays in the implementation of direct part mark reading programs and a general reluctance to commit to capital programs on the part of the industries we largely serve, including the electronics industry.

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

     In fiscal 2001, we recorded inventory provisions of $17.3 million as compared to $1.4 million in fiscal 2000. Because of the significance of the losses incurred in fiscal 2001, we reported a charge of $16.5 million, representing the losses incurred primarily for excess and obsolete inventories related principally to semiconductor inspection and handling equipment and some Acuity CiMatrix products. The $16.5 million provision reflected reduced demand for products as a result of the sharp semiconductor industry downturn and the general reduction in capital spending in the industry that we serve. The remaining provision in fiscal 2001 and the inventory provision in fiscal 2000 reflected normal recurring losses resulting from excess and obsolescence. We review and evaluate the excess, obsolescence and net realizable value of inventories on a quarterly basis. The carrying value of the inventory is compared to the future realizable value of such products given sales prices and revenue projections. As a result of these quarterly analyses, we recorded a $10.3 million inventory provision during the three month period ended March 31, 2001, a $0.7 million inventory provision during the three month period ended June 30, 2001 and an additional $5.5 million inventory provision during the three month period ended September 30, 2001. Substantially all inventory provisions related to excess inventories.

     Excluding the $16.5 million inventory provision, our gross profit percentage declined to 32.0% in fiscal 2001 as compared with 44.3% for fiscal 2000. In addition, the Semiconductor Equipment Group gross profit percentage decreased to 29.4% for fiscal 2001 as compared to 41.6% of revenues for fiscal 2000. Also, the Acuity CiMatrix division gross profit percentage decreased to 31.3% for fiscal 2001 as compared to 50.1% of revenues for fiscal 2000. The reasons for the decline in gross margins, excluding the inventory provisions, were the same as for the revenues.

     Our research and development expenses were $28.4 million, or 26.3% of revenues, in fiscal 2001, compared to $27.0 million, or 12.1% of revenues, in fiscal 2000. The higher level of expense reflected spending associated with our continued efforts to maintain our market position and ensure we have the appropriate products for our customers when demand returns.

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

     Our selling, general and administrative expenses were $54.3 million, or 50.4% of revenues, in fiscal 2001, compared to $59.7 million, or 26.8% of revenues, in fiscal 2000. The level of expenses in fiscal 2001 reflected a combination of the higher level of fixed costs on a lower revenue base, which was partially offset by a lower level of variable selling expenses associated with the decrease in revenues, and a portion of the cost reductions taken throughout fiscal year 2001 which are discussed below.

     We recorded a provision for doubtful accounts during fiscal 2001 of $1.1 million as a result of collection problems arising from the downturn in the economy. The provision for doubtful accounts was determined based upon quarterly analyses of account collectibility. These analyses included reviewing payment history, known bankruptcies and customer responses to calls on delayed payments. In fiscal 2000, the amount added to the allowance for doubtful accounts was $0.7 million. Management increased collection efforts through increased monitoring of accounts receivable and weekly collection calls by credit managers.

     In response to the lower level of revenues in fiscal 2001, we took steps to reduce our operating costs. In addition, we reviewed our long-lived assets for impairment. A summary of these restructuring costs and impairment charges is as follows:

                                            CHARGES IN                CASH     NON-CASH   LIABILITY AT
                                              FISCAL     AMOUNTS    AMOUNTS    AMOUNTS    SEPTEMBER 30,
                                               2001      REVERSED   INCURRED   INCURRED       2001
                                            ----------   --------   --------   --------   -------------
                                                                  (IN THOUSANDS)
RESTRUCTURING
Severance payments to employees...........   $ 3,661       $124      $2,620    $    --       $  917
Exit costs from facilities................     1,572        853         359         --          360
Write-off of other tangible and intangible
  assets..................................       905         --          --        905           --
                                             -------       ----      ------    -------       ------
Subtotal restructuring....................     6,138        977       2,979        905        1,277
                                             -------       ----      ------    -------       ------
IMPAIRMENTS
Capitalized software......................     3,243         --          --      3,243           --
Purchased technologies....................     4,160         --          --      4,160           --
Goodwill..................................     3,915         --          --      3,915           --
                                             -------       ----      ------    -------       ------
Write-off of other tangible assets........       857         --          --        857           --
                                             -------       ----      ------    -------       ------
Subtotal impairments......................    12,175         --          --     12,175           --
                                             -------       ----      ------    -------       ------
Total.....................................   $18,313       $977      $2,979    $13,080       $1,277
                                             =======       ====      ======    =======       ======

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

     - Impairments -- Because of the significant decline in revenues in 2001, we reviewed our long-lived assets, including capitalized software, purchased technologies and goodwill for impairment. To evaluate and measure the impairment of capitalized software we considered the estimated future gross revenues reduced by estimated future costs, including costs of performing maintenance and customer support. To evaluate the impairment of purchased technologies and goodwill, we compared the carrying amount to estimated undiscounted net future cash flows. If an impairment was indicated, the amount was measured as the excess of the carrying amount over the fair market value of the asset, which we estimated using a discounted cash flow model.

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

     Based on the our losses and inability to project a return to profitability until there is a sustained upturn in the semiconductor capital equipment sector, we recorded $9.2 million of additional valuation allowance and a corresponding tax expense in fiscal 2001. The tax provision in fiscal 2000 reflected minimum federal income taxes, offset by a change in our deferred tax asset.

     In fiscal 2001, we had a net loss of $104.4 million, or a loss of $2.94 per share. For fiscal 2000, we had net income of $10.7 million, or $0.27 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

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

     On May 2, 2002, we completed a private placement, which raised $13.6 million, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). On June 27, 2002, the 60-day Warrants were modified to expire on August 30, 2002. The private placement also included warrants issued to the placement agent to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005 (the "Placement Warrants"). We may call the $1.50 warrants, effectively forcing conversion, if the price of our common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The fair value of the 60-day Warrants, totaling approximately $0.5 million, the 3-year Warrants, totaling approximately $1.4 million, and the Placement Warrants, totaling approximately $0.3 million (determined using Black-Scholes pricing model), was all credited to additional paid-in capital.

     On December 4, 2002, Pat V. Costa (the "Holder"), loaned us $0.5 million and we issued a 9% Convertible Note in the amount of $0.5 million. Under the terms of this agreement, we are required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003, and pay the principal amount on December 4, 2005. This agreement also allows for conversion into shares of common stock. The note may be converted at any time by the Holder until the note is paid in full or by us, if at any time following the closing date, the closing price of our Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. The Holders' conversion price is equal to 125% of the average closing price of our common stock for the thirty consecutive trading days ending on December 3, 2002, or $0.42 per share.

     In connection with the 9% Convertible Senior Note, on December 4, 2002, the Company issued Common Stock Warrants to Pat V. Costa. Under the terms of the agreement, the Holder is entitled to acquire from the Company, warrants to purchase shares equal to 25% of the total number of shares of Common Stock into which the Convertible Senior Note may be converted or approximately 300,000 shares. The warrants have an exercise price of $0.63.

     On December 4, 2002, we entered into a Security Agreement with Pat V. Costa, in connection with the 9% Convertible Senior Note. As a condition to making the loan mentioned above and in order to secure the prompt and complete payment, Mr. Costa has required us to perform all of its obligations and liabilities under the Note. Under the terms of this Note, we granted Mr. Costa a security interest in certain of our assets.

     Our cash balance decreased $3.3 million, to $0.2 million, in fiscal 2002, as a result of $26.1 million of net cash used in operating activities, $7.9 million of net cash provided by investing activities, including $10.2 million in net proceeds from the sale of the material handling business and $14.7 million of net cash provided by financing activities, including $13.6 million of net proceeds from the private placement.

     The $25.9 million of net cash used in operating activities was primarily a result of the $41.8 million loss in fiscal 2002, a $6.9 million gain on the sale of the material handling business, depreciation and amortization of $10.3 million, a $2.7 million decrease in accounts payable, offset in part by decreases in inventory and accounts receivable of $9.0 million and $1.3 million, respectively, as well as write-off's of tangible and intangible assets of $4.8 million.

     Additions to plant and equipment were $0.8 million in fiscal 2002, as compared to $2.3 million in fiscal 2001. The capitalized software development costs for fiscal 2002 were $1.4 million as compared with $3.4 million in fiscal 2001.

     We have a $10.0 million credit facility that expires in April 2003. This agreement allows for borrowings of up to 90% of eligible foreign receivables up to $10 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less a reserve and the aggregate amount of drawings under letters of credit. At September 30, 2002, the amount available under the line was $8.6 million, against which we had $7.1 million of borrowings, resulting in an availability at September 30, 2002 of $1.5 million, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.75 % at September 30, 2002). At September 30, 2002, we were not in compliance with certain covenants of the credit agreement, and therefore in technical default on the facility, however, the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings.

     On November 21, 2001, the $1.5 million note payable issued to the former principals of Abante Automation, Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, we agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $0.5 million through November 2005. Pursuant to an oral agreement with the former principals of Abante, we paid, on November 21, 2001, the interest, $0.25 million of note principal and approximately $0.11 million of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of the future payment obligations. We did not agree to the request for collateralization but continued to make certain payments in accordance with the terms of the oral agreement, paying the interest, $0.25 million of note principal and approximately $0.15 million of the first annual installment on February 21, 2002, and paying approximately $0.24 million of the first annual installment on May 21, 2002. We did not make either the November 2002 note principal payment of $1.0 million or the November 2002 annual installment payment of $0.5 million, and are therefore in default. Although we have failed to make the installment payment, there is no provision in the agreements that would require the acceleration of future payments due under this arrangement. As a result, we have classified the payments due during fiscal 2004, 2005 and 2006 in the amount of $1.2 million as long-term debt in the accompanying consolidated financial statements.

     On January 3, 2002, a payment of $1.85 million under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, we paid the interest and approximately $0.24 million of note principal to certain of these shareholders. We reached an agreement with the other former stockholders to pay the sums originally due on January 3, 2002 in three equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, we issued warrants with an exercise price of $1.14 per share. The fair value of these warrants totaling approximately $0.1 million, (determined using Black-Scholes pricing model), is being charged to operations through January 2003. In accordance with the agreement with the other former stockholders, we made note principal and interest payments on April 1, 2002 of approximately $0.52 million and $31 thousand, respectively, and note principal and interest payments on August 1, 2002 of approximately $0.54 million and $29 thousand, respectively. We did not make the December 2002 and January 2003 installment payments due of $0.50 million and $1.85 million, respectively, and are therefore in default. There is no provision in the AIID promissory notes giving rights of acceleration of the future installments due in the event of default under the arrangement. As a result, we have classified the payments due during fiscal 2004 in the amount of $1.8 million as long-term debt in the accompanying consolidated financial statements.

     In total, therefore, we are in default of $11.0 million of our borrowings as of January 14, 2003.

     We have incurred operating losses in fiscal 2002 amounting to $41.8 million, and $104.4 million in fiscal 2001. Net cash used in operating activities amounted to $25.9 million, $12.6 million and $21.2 million in fiscal 2002, 2001 and 2000, respectively. In addition, we are not in compliance with certain covenants of our revolving credit facility, which expires in April 2003. Further, we have debt payments past due, which relate to prior years' acquisitions. These conditions raise substantial doubt about our ability to continue as a going concern.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of our Semiconductor Equipment Group, there is no certainty that we will have the financial resources to continue in business.

     We have prepared and are executing a plan to address our financial needs. We recognize that we cannot continue to sustain the losses of both our Semiconductor Equipment Group and Acuity CiMatrix Division. Accordingly, while we had not adopted a formal plan as of September 30, 2002 to dispose of the Semiconductor Equipment Group, on September 17, 2002 we announced that we were exploring the sale of our Semiconductor Equipment Group. Also, we continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. As of January 2003, we are in advanced discussions with a party interested in acquiring that business, and we continue more preliminary exchanges with other possible acquirers. The sale of the Semiconductor Equipment Group, if completed, should be sufficient to pay down our debt, reduce accounts payable, and provide working capital for our remaining businesses. Upon such sale, the assets supporting our current revolving credit agreement will be substantially reduced and we cannot be assured of having a line of credit in place. Moreover, the continuation of our current line of credit is conditioned upon obtaining waivers for the events of noncompliance of that facility. Thus, our financial planning must include a replacement of our current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

     Because the proceeds of the prospective sale are uncertain, and because there will inevitably be a delay between the reaching of a definitive agreement and the completion of a sale of the division, we also recognize that we will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, we issued a 9% Convertible Senior Note in the amount of $0.5 million, for value received, to Pat V. Costa. Our plan also calls for continued actions to control operating expenses, inventory levels, and capital expenses; as well as to manage accounts payable and accounts receivable to enhance cash flow.

     If we do not succeed is selling the Semiconductor Equipment Group, we will have insufficient working capital to continue in business. While management believes that it will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance the Company's remaining businesses. In that event, we would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

     Purchase Commitments -- As of September 30, 2002, we had approximately $22.7 million of purchase commitments with vendors. Approximately $20.5 million was for the Semiconductor Equipment Group, and included computers, handling equipment, and manufactured components for the division's lead scanning, wafer scanning, handling and ball attach product lines. Approximately $2.2 million was for the Acuity CiMatrix Division, and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next eighteen months. A schedule of the commitments is as follows:

FISCAL YEAR ENDING SEPTEMBER 30:
--------------------------------
2003........................................................  $16.9
2004........................................................    3.6
2005........................................................    2.2
                                                              -----
     Total..................................................  $22.7
                                                              =====

     As a result of the slowdown experienced during fiscal 2002, we identified certain purchase commitments for products that have been discontinued. We have recorded a loss in the amount of $0.15 million related to these commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

     Business Combinations -- In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS

No. 142 also requires a transitional goodwill impairment test six months from the date of adoption of SFAS No. 142. We are required to adopt SFAS No. 141 and 142 on October 1, 2002.

     The adoption of SFAS No. 142 is expected to result in certain intangible assets, including amounts capitalized for workforce, to be reclassified to goodwill. In addition, SFAS No. 142 requires that we discontinue the amortization of goodwill. Goodwill amortization totaled approximately $0.4 million, $0.9 million and $0.6 million in fiscal 2002, 2001 and 2000, respectively. We do not expect the transitional goodwill impairment test to have a significant impact on our financial statements.

     Impairments -- In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121. The new statement establishes a single accounting model for long-lived assets to be disposed of by sale. Under its provisions, which apply to both continuing and discontinued operations, companies must measure long-lived assets at the lower of fair value, less cost to sell, or the carrying amount. As a result, amounts reported as discontinued operations should no longer be reported at net realizable value or include any losses that have not yet occurred. We are required to adopt SFAS No. 144 on October 1, 2002. We have reviewed the impact of SFAS No. 144, and do not believe it will have a significant impact on our financial position or results of operations. At September 30, 2002, the total long-lived assets totaled approximately $13.3 million.

     Early Retirement of Debt -- In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. We do not expect the adoption of SFAS 145 will have a significant impact on our consolidated results of operations, financial position or cash flows.

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

EFFECT OF INFLATION

     We believe that the effect of inflation has not been material during the years ended September 30, 2002, 2001 and 2000.

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

RISK FACTORS

  WE MAY NOT HAVE SUFFICIENT RESOURCES TO CONTINUE AS A GOING CONCERN

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of our Semiconductor Equipment Group, there is no certainty that we will have the financial resources to continue in business.

     We have prepared and are executing a plan to address our financial needs. We recognize that we cannot continue to sustain the losses of both our Semiconductor Equipment Group and Acuity CiMatrix Division. Accordingly, while we had not adopted a formal plan as of September 30, 2002 to dispose of the Semiconductor Equipment Group, on September 17, 2002 we announced that we were exploring the sale of our Semiconductor Equipment Group. Also, we continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. As of January 2003, we are in advanced discussions with a party interested in acquiring that business, and we continue more preliminary exchanges with other possible acquirers. The sale of the Semiconductor Equipment Group, if completed, should be sufficient to pay down our debt, reduce accounts payable, and provide working capital for our remaining businesses. Upon such sale, the assets supporting our current revolving credit agreement will be substantially reduced and we cannot be assured of having a line of credit in place. Moreover, the continuation of our current line of credit is conditioned upon obtaining waivers for the events of noncompliance of that facility. Thus, our financial planning must include a replacement of our current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

     Because the proceeds of the prospective sale are uncertain, and because there will inevitably be a delay between the reaching of a definitive agreement and the completion of a sale of the division, we also recognize that we will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, we issued a 9% Convertible Senior Note in the amount of $0.5 million, for value received, to Pat V. Costa. Our plan also calls for continued actions to control operating expenses, inventory levels, and capital expenses; as well as to manage accounts payable and accounts receivable to enhance cash flow.

     If we do not succeed is selling the Semiconductor Equipment Group, we will have insufficient working capital to continue in business. While management believes that it will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

  ANY SIGNIFICANT DOWNTURN IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR IN GENERAL ECONOMIC CONDITIONS WOULD LIKELY RESULT IN A REDUCTION IN DEMAND FOR OUR PRODUCTS AND WOULD BE DETRIMENTAL TO OUR BUSINESS

     We sell capital equipment to companies that design, manufacture, assemble and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Historically, any significant downturns in the markets for our customers' semiconductor devices or in general economic conditions has resulted in a reduction in demand for our products and has been detrimental to our business.

     We define bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months, less cancellations. Our bookings levels decreased each quarter from the third quarter of fiscal 2000 when they were $61.5 million through the fourth quarter of fiscal 2002 when they were $14.2 million. This decline mirrors the steep decline in the industry, where reports are that bookings rates are down significantly for manufacturers of test, assembly, and packaging. At December 2002, there was no consensus among industry analysts or research organizations as to how long the current downturn will continue before a period of renewed growth.

     As was the case in both the 1998 and 1999 downturn and the current economic downturn, our revenue and operating results declined as a result of a sudden and severe downturn in the semiconductor industry. Downturns in the semiconductor capital equipment industry have been characterized by diminished product demand, excess production capacity and accelerated erosion of selling prices. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our product during these downturns, and we have experienced similar delays and declines in this downturn. Additionally, as a capital equipment provider, our revenues are driven by the spending patterns of our customers who often delay expenditures or cancel orders in reaction to variations in their businesses. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses quickly in response to severe revenue shortfalls. In a contraction, we may not be able to reduce our significant fixed costs, such as our infrastructure and our continued investment in research and development.

     During a downturn, we may experience delays in collecting receivables, which may impose constraints on our working capital. In addition, a downturn in industry demand for our products may place us in a position of excessive inventories, which would further constrain cash flow. By way of illustration, we recorded a provision of approximately $16.5 million during fiscal 2001, as a consequence of an unexpected industry downturn.

  WE WILL BE UNABLE TO ACHIEVE PROFITABLE OPERATIONS UNLESS WE INCREASE QUARTERLY REVENUE OR MAKE FURTHER REDUCTIONS IN OUR COSTS

     We incurred net losses of $41.8 million, $104.4 million and $9.3 million for the fiscal years 2002, 2001 and 1999, respectively, primarily attributable to the worldwide downturn in demand for semiconductor capital equipment. Our ability to achieve profitable operations will depend upon our ability to increase quarterly revenue levels or make further reductions in our costs. There can be no assurance that we will reduce our costs sufficiently in anticipation of declines in demand to return to profitability.

 RELATIONS WITH A MAJOR CUSTOMER HAVE DETERIORATED

     We have been in an escalating dispute with Intel Corporation relating to a number of that company's practices. We allege that Intel has repeatedly interfered with our business to our detriment. The two companies have been in discussions to settle their differences, but there can be no assurance that a mutually agreeable conclusion will be reached. The preponderance of our revenue to Intel is through our Semiconductor Equipment Group, a business which we intend to sell.

 A LOSS OF OR DECREASE IN PURCHASES BY ONE OF OUR SIGNIFICANT CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY

     The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of purchases of semiconductor capital equipment. Sales to our ten largest customers accounted for 34.4%, 30.0% and 40.6% of total revenues in fiscal years ended September 30, 2002, 2001 and 2000, respectively. Intel Corporation accounted for 10% of our revenues in fiscal years 2002 and 2001. No single customer accounted for more than 10% of revenues in fiscal year ended September 30, 2000. A loss of or decrease in purchases by one of these customers could materially and adversely affect our revenues and profitability.

 ECONOMIC DIFFICULTIES ENCOUNTERED BY CERTAIN OF OUR FOREIGN CUSTOMERS MAY RESULT IN ORDER CANCELLATIONS AND REDUCE COLLECTIONS OF OUTSTANDING RECEIVABLES

     International sales, primarily to Asia and Western Europe, accounted for approximately 54.5%, 61% and 71% of our revenues for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. In particular, sales to Taiwan, Korea and other Asian countries accounted for approximately 44.6%, 51% and 61% of our revenues for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. While our sales in Asia are generally denominated in U.S. dollars, our international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions, duties and other political and economic factors. By way of illustration, the Asian economic crisis in 1998 led to significant order cancellations from customers in Taiwan, Korea, Malaysia and the Philippines as currency devaluations prevented these customers from acquiring U.S. dollars at favorable exchange rates, thereby adversely affecting revenue, collections and profitability.

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

     The markets for our products are extremely competitive. Our near-term competitive position is dependent upon our ability to satisfy orders received in a timely manner. To do so, we need access to capital to rapidly increase our production capabilities. Maintaining our long-term competitive position will require our continued investment in research and product development. Our ability to satisfy orders received in a timely manner and to invest in research and product development may be limited by our cash flow availability and by our need to comply with covenants in our banking arrangements that may limit our production, research and product development expenditures. We were in default with these covenants at September 30, 2002.

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

 THE LARGE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

     As of September 30, 2002, we had outstanding 4.0 million shares of common stock issuable upon exercise of outstanding stock options with a weighted average exercise price of $3.82 per share; and a total of 7.2 million warrants outstanding, with substantially all of these warrants having an exercise price of $1.14 to $4.02 per share. The shares underlying these options and substantially all of the shares underlying the warrants have been registered for resale and none of them is subject to any contractual restrictions on resale. Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares could result in increased volatility in the price of our common stock.

 THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK

     During the twelve month period ended September 30, 2002 the closing price of our common stock has ranged from a low of $0.25 to a high of $1.72. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Item 15(a)(i) herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     Management, including the Chief Executive Officer and Chief Financial Officer, have performed an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     (i) Financial Statements.

        Independent Auditors' Report

        Consolidated Balance Sheets at September 30, 2002 and September 30, 2001

        Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000

        Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000

        Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2002, 2001 and 2000

        Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements

     (ii) Financial Statement Schedule.

        Schedule II -- Valuation and Qualifying Accounts

     (iii) Exhibits.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1     Purchase and Sales Agreement By and Among Robotic Vision
          Systems, Inc. and RVSI Europe Ltd. Sellers and Sick, Inc.
          and Erwin Sick Ltd. Buyers Dated as of December 18, 2001(9)
  3.1     Registrant's Restated Certificate of Incorporation(1)
  3.2     Amendments to Registrant's Restated Certificate of
          Incorporation(2)
  3.3     Registrant's Bylaws, as amended(3)
  4.1     Rights Agreement, dated as of May 14, 1998, between
          Registrant and American Stock Transfer & Trust Company(3)
  4.2     Form of Prepaid Warrant(4)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.1     Securities Purchase Agreement dated as of February 18, 1999 among Registrant and the purchasers parties thereto(4)
 10.2     Securities Purchase Agreement dated as of July 19, 1999
          among Registrant and the purchasers parties thereto(5)
 10.3     Asset Purchase Agreement, dated November 16, 1998 between
          Registrant and Rosemount Aerospace, Inc.(6)
 10.4     License Agreement, dated December 4, 1999, between
          Registrant and Rosemount Aerospace, Inc.(6)
 10.5     License Agreement, dated December 4, 1999, between
          Registrant and Rosemount Aerospace, Inc.(6)
 10.6     Asset Purchase Agreement dated as of November 10, 1999
          between Registrant and Polaroid Corporation(7)
 10.7     Revolving Credit and Security Agreement, dated April 28,
          2000 between PNC Bank, National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries
          (as borrower) and other lenders identified therein(8)
 10.8     First Amendment to the Revolving Credit and Security
          Agreement, dated September 10, 2001 between PNC Bank,
          National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries (as borrower)(9)
 10.9     Second Amendment and Restated Revolving Credit Note, dated
          September 10, 2001 between PNC Bank, National Association
          (as lender and agent), Registrant and certain of
          Registrant's subsidiaries (as borrower)(9)
 10.10    Second Amendment to the Revolving Credit and Security
          Agreement, dated December 19, 2001 between PNC Bank,
          National Association (as lender and agent) and Registrant
          (as borrower)(9)
 10.11    Third Amendment to the Revolving Credit and Security
          Agreement, dated April 23, 2002, between PNC Bank, National
          Association (as lender and agent) and Registrant (as
          borrower)(10)
 10.12    Securities Purchase Agreement, dated as of April 23, 2002, by and among Registrant and the purchasers listed
          therein(10)
 10.15    Form of Registrant's Common Stock Purchase Warrant expiring
          May 1, 2005 to purchase in the aggregate up to 2,569,305
          shares of common stock(10)
 10.16    Registrant's Common Stock Purchase Warrant expiring May 1,
          2005 to purchase in the aggregate up to 565,249 shares of
          common stock(10)
*10.17    Employment, Retention and Severance Agreement, dated
          November 13, 2002, between Registrant and Earl Rideout
 10.18    Convertible Senior Note Agreement, dated December 4, 2002, between Registrant and Pat V. Costa
 10.19    Common Stock Warrant Agreement, dated December 4, 2002,
          between Registrant and Pat V. Costa
 10.20    Security Agreement, dated December 4, 2002, between
          Registrant and Pat V. Costa
 10.21    Indemnification Agreement, dated April 2, 2002, between
          Registrant and Pat V. Costa
 21       Subsidiaries of Registrant(9)
 23       Independent Auditors' Consent of Deloitte & Touche LLP

---------------

  *  Compensatory Employment Agreement

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

 (8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for its fiscal quarter ended March 31, 2000.

 (9) Filed as an exhibit to Registrant's Annual Report on Form 10-K, for its fiscal year ended September 30, 2001.

(10) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for its fiscal quarter ended March 31, 2002.

(b) Reports on Form 8-K:

     We filed a current report on Form 8-K dated August 14, 2002, with the Securities and Exchange Commission. The items reported on such Form 8-K were
Item 9 (Regulation FD Disclosure). This Form 8-K stated that we had certified the quarterly report for the period ended June 30, 2002 by our Chief Executive Officer and Chief Financial Officer.

     We filed a current report on Form 8-K dated October 25, 2002, with the Securities and Exchange Commission. The items reported on such Form 8-K were
Item 5 (Other Events). This Form 8-K stated that we had issued a press release announcing that our request to transfer from the Nasdaq National Market to the Nasdaq Small Cap market had been approved.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Robotic Vision Systems, Inc.
Canton, Massachusetts

     We have audited the accompanying balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, comprehensive loss, and cash flows for the three years in the period ended September 30, 2002. Our audits also included the financial statements schedule listed in the Index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Robotic Vision Systems, Inc. and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of revenue recognition to conform to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     The accompanying financial statements for the year ended September 30, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses and non-compliance with certain loan covenants raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 14, 2003

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2002 AND 2001

                                                                2002         2001
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $     220    $   3,554
  Accounts receivable, net..................................     13,574       14,866
  Inventories, net..........................................     22,767       34,765
  Prepaid expenses and other current assets.................      1,294        2,168
                                                              ---------    ---------
     Total current assets...................................     37,855       55,353
Plant and equipment, net....................................      5,733       10,393
Goodwill, net of accumulated amortization of $3,215 and
  $2,799....................................................      1,554        4,265
Software development costs, net.............................      6,864        9,944
Intangibles and other long-term assets......................      4,883        7,992
                                                              ---------    ---------
                                                              $  56,889    $  87,947
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility.................................  $   7,132    $   2,385
  Notes payable and current portion of long-term debt.......      4,781        4,259
  Accounts payable current..................................      7,641        7,461
  Accounts payable past-due.................................      3,403        6,233
  Accrued expenses and other current liabilities............     15,780       17,401
  Deferred gross profit.....................................      1,839        2,469
                                                              ---------    ---------
     Total current liabilities..............................     40,576       40,208
Long-term debt..............................................      3,076        7,240
                                                              ---------    ---------
     Total liabilities......................................     43,652       47,448
Commitments and contingencies (Note 10)
Prepaid warrants............................................         --        7,067
Stockholders' Equity:
     Common stock, $0.01 par value; shares authorized,
      100,000 shares; issued and outstanding, 2002 -- 60,657
      and 2001 -- 35,960....................................        607          360
     Additional paid-in capital.............................    292,990      270,564
     Accumulated deficit....................................   (278,798)    (236,810)
     Accumulated other comprehensive loss...................     (1,562)        (682)
                                                              ---------    ---------
     Total stockholders' equity.............................     13,237       33,432
                                                              ---------    ---------
                                                              $  56,889    $  87,947
                                                              =========    =========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                2002       2001        2000
                                                              --------   ---------   --------
                                                                   (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues....................................................  $ 59,243   $ 107,845   $223,193
Cost of revenues............................................    44,968      90,013    124,354
                                                              --------   ---------   --------
Gross profit................................................    14,275      17,832     98,839
                                                              --------   ---------   --------
Operating costs and expenses:
Research and development expenses...........................    18,590      28,352     26,965
Selling, general and administrative expenses................    36,915      54,320     59,716
Gain on sale of assets......................................    (6,935)         --         --
Restructuring and impairments...............................     6,244      17,336         --
In-process research and development.........................        --       1,050         --
                                                              --------   ---------   --------
Income (loss) from operations...............................   (40,539)    (83,226)    12,158
Interest expense............................................    (1,331)     (1,622)    (2,443)
Interest income.............................................        96         442      1,010
                                                              --------   ---------   --------
Income (loss) before income taxes...........................   (41,774)    (84,406)    10,725
Provision for income taxes..................................        --       9,220          3
                                                              --------   ---------   --------
Income (loss) before cumulative effect of accounting
  change....................................................   (41,774)    (93,626)    10,722
Cumulative effect of accounting change......................        --     (10,747)        --
                                                              --------   ---------   --------
Net income (loss)...........................................  $(41,774)  $(104,373)  $ 10,722
                                                              ========   =========   ========

Net income (loss) per share:
Income (loss) before cumulative effect of accounting change
  Basic.....................................................  $  (0.84)  $   (2.64)  $   0.32
  Diluted...................................................  $  (0.84)  $   (2.64)  $   0.27
Cumulative effect of accounting change:
  Basic.....................................................        --   $   (0.30)        --
  Diluted...................................................        --   $   (0.30)        --
Net income (loss)
  Basic.....................................................  $  (0.84)  $   (2.94)  $   0.32
  Diluted...................................................  $  (0.84)  $   (2.94)  $   0.27
Weighted average shares:
  Basic.....................................................    50,096      35,683     31,431
  Diluted...................................................    50,096      35,683     39,804

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                COMMON STOCK                                  ACCUMULATED
                             ------------------   ADDITIONAL                     OTHER           TOTAL
                              NUMBER               PAID-IN     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                             OF SHARES   AMOUNT    CAPITAL       DEFICIT     INCOME (LOSS)      EQUITY
                             ---------   ------   ----------   -----------   -------------   -------------
                                                            (IN THOUSANDS)
BALANCE, OCTOBER 1, 1999...   27,354      $274     $179,466     $(141,683)      $   (67)       $  37,990
Shares issued in connection
  with public offering, net
  of offering costs........    5,750        57       79,068            --            --           79,125
Shares issued in connection
  with the conversion of
  subordinated note
  payable..................      258         3        2,064            --            --            2,067
Shares issued in connection
  with the exercise of
  stock options and
  warrants.................    1,908        19        8,269            --            --            8,288
Warrants issued for
  professional services....       --        --          100            --            --              100
Amortization of warrant
  premium..................       --        --           --          (772)           --             (772)
Translation adjustment.....       --        --           --            --          (604)            (604)
Net income.................       --        --           --        10,722            --           10,722
                              ------      ----     --------     ---------       -------        ---------
BALANCE, SEPTEMBER 30,
  2000.....................   35,270       353      268,967      (131,733)         (671)         136,916
Shares issued in connection
  with the exercise of
  stock options and
  warrants.................      690         7        1,597            --            --            1,604
Amortization of warrant
  premium..................       --        --           --          (704)           --             (704)
Translation adjustment.....       --        --           --            --           (11)             (11)
Net loss...................       --        --           --      (104,373)           --         (104,373)
                              ------      ----     --------     ---------       -------        ---------
BALANCE, SEPTEMBER 30,
  2001.....................   35,960       360      270,564      (236,810)         (682)          33,432
                              ------      ----     --------     ---------       -------        ---------
Shares issued in connection
  with the exercise of
  warrants.................   14,354       143        8,924            --            --            9,067
Shares and warrants issued
  in connection with the
  private placement of
  common stock.............   10,277       103       13,456            --            --           13,559
Shares and warrants issued
  for professional
  services.................       66         1           46            --            --               47
Minimum pension
  obligation...............       --        --           --            --          (657)            (657)
Amortization of warrant
  premium..................       --        --           --          (214)           --             (214)
Translation adjustment.....       --        --           --            --          (223)            (223)
Net loss...................       --        --           --       (41,774)           --          (41,774)
                              ------      ----     --------     ---------       -------        ---------
BALANCE, SEPTEMBER 30,
  2002.....................   60,657      $607     $292,990     $(278,798)      $(1,562)       $  13,237
                              ======      ====     ========     =========       =======        =========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                              --------   ---------   -------
                                                                      (IN THOUSANDS)
Net income (loss)...........................................  $(41,774)  $(104,373)  $10,722
Foreign currency translation adjustment.....................      (223)        (11)     (604)
Minimum pension liability...................................      (657)         --        --
                                                              --------   ---------   -------
Comprehensive income (loss).................................  $(42,654)  $(104,384)  $10,118
                                                              ========   =========   =======

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                2002       2001        2000
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...........................................  $(41,774)  $(104,373)  $ 10,722
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Deferred income taxes.....................................        --       9,220       (400)
  Depreciation and amortization.............................    10,289      14,883     11,038
  Issuance of warrants and shares in lieu of cash...........        47          --         --
  Cumulative effect of accounting change....................        --      10,747         --
  Write-off of tangible and intangible assets...............     4,825      12,885         --
  Bad debt provision........................................        40       1,122        662
  Warranty provision........................................       777       1,990      5,024
  In-process research and development.......................        --       1,050         --
  Gain on sale of assets....................................    (6,935)         --         --
  Loss on disposition of assets.............................        70          --         --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     1,252      48,650    (27,680)
    Inventories.............................................     9,044      18,447    (20,248)
    Prepaid expense and other current assets................       874       1,528     (2,008)
    Other assets............................................      (474)       (692)    (1,179)
    Accounts payable........................................    (2,650)    (17,317)     9,453
    Deferred gross profit...................................      (630)     (8,278)        --
    Accrued expenses and other current liabilities..........      (660)     (2,446)    (6,606)
                                                              --------   ---------   --------
      Net cash used in operating activities.................   (25,905)    (12,584)   (21,222)
                                                              --------   ---------   --------
INVESTING ACTIVITIES:
Additions to plant and equipment, net.......................      (792)     (2,285)    (9,602)
Cash paid for acquisitions, net of cash acquired............        --      (3,125)        --
Additions to software development costs.....................    (1,409)     (3,409)    (4,211)
Proceeds from sale of assets................................    10,189          --         --
                                                              --------   ---------   --------
      Net cash used in investing activities.................     7,988      (8,819)   (13,813)
                                                              --------   ---------   --------
FINANCING ACTIVITIES:
Proceeds for private placement of common stock, net of
  offering costs............................................    13,559          --         --
Proceeds from the issuance of common stock and warrants
  (less offering costs).....................................        --          --     79,192
Proceeds from exercise of stock options and warrants........        --          26      8,288
Net proceeds from (payments of) revolving credit facility...     4,747       2,385    (35,325)
Repayment of long-term borrowings...........................    (3,642)       (420)      (422)
                                                              --------   ---------   --------
      Net cash provided by financing activities.............    14,664       1,991     51,733
                                                              --------   ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................       (81)         19        (44)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (3,334)    (19,393)    16,654
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................     3,554      22,947      6,293
                                                              --------   ---------   --------
  End of year...............................................  $    220   $   3,554   $ 22,947
                                                              --------   ---------   --------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $    801   $     446   $  3,353
                                                              --------   ---------   --------
Income taxes paid...........................................  $    160   $      --   $    408
                                                              --------   ---------   --------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes payable and future payments for
  acquisition...............................................  $     --   $   9,185   $  2,000
                                                              ========   =========   ========
Cashless exercise of prepaid warrants for 11,921 shares of
  common stock in 2002 and 683 in 2001......................  $  7,067   $   1,576   $     --
                                                              ========   =========   ========
Issuance of 2,433 shares of common stock in payment of
  accrued warrant premium...................................  $  2,000   $      --   $     --
                                                              ========   =========   ========
Amortization of warrant premium.............................       214         704        772
                                                              ========   =========   ========
Minimum pension liability...................................       657          --         --
                                                              ========   =========   ========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS OVERVIEW AND GOING CONCERN CONSIDERATIONS

     Description of Business -- Robotic Vision Systems, Inc. ("RVSI"), including its subsidiaries (collectively the "Company"), designs, manufactures, markets and sells automated two dimensional ("2-D") and three dimensional ("3-D") machine vision based products and systems for inspection, measurement and identification, and is a leader in advanced electro-optical sensor technology.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses for fiscal 2002 and 2001 amounting to $40.5 million and $83.2 million, respectively, and negative cash flows from operations for fiscal 2002, 2001 and 2000 amounting to $25.9 million, $12.6 million and $21.2, respectively. In addition, the Company is not in compliance with certain covenants of its revolving credit facility, which expires in April 2003. Further, the Company has debt payments due, which relate to acquisitions the Company has made. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of the Company's Semiconductor Equipment Group, there is no certainty that the Company will have the financial resources to continue in business.

     The Company has prepared and is executing a plan to address its financial needs. The Company recognizes that it cannot continue to sustain the losses of both its Semiconductor Equipment Group and Acuity CiMatrix Division. Accordingly, while the Company had not adopted a formal plan as of September 30, 2002 to dispose of the Semiconductor Equipment Group, on September 17, 2002 the Company announced that it was exploring the sale of its Semiconductor Equipment Group. Also, the Company continues to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. As of January 2003, the Company is in advanced discussions with a party interested in acquiring that business, and it continues more preliminary exchanges with other possible acquirers. The sale of the Semiconductor Equipment Group, if completed, should be sufficient to pay down the Company's debt, reduce accounts payable, and provide working capital for the Company's remaining businesses. Upon such sale, the assets supporting the Company's current revolving credit agreement will be substantially reduced and it cannot be assured of having a line of credit in place. Moreover, the continuation of the Company's current line of credit is conditioned upon obtaining waivers for the events of noncompliance of that facility. Thus, the Company's financial planning must include a replacement of its current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

     Because the proceeds of the prospective sale are uncertain, and because there will inevitably be a delay between the reaching of a definitive agreement and the completion of a sale of the division, the Company also recognizes that it will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, the Company issued a 9% Convertible Senior Note in the amount of $0.5 million, for value received, to Pat V. Costa. The Company's plan also calls for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

     If the Company does not succeed is selling the Semiconductor Equipment Group, it will have insufficient working capital to continue in business. While the Company believes that it will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance the Company's remaining

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES businesses. In that event, the Company would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

2.  SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated financial statements include the financial statements of RVSI and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

     Revenues, Cost of Revenues and Cumulative Effect of Accounting Change -- In fiscal year 2001, the Company changed its method of accounting for revenue on certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Previously, the Company generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted retroactive as of October 1, 2000, the Company recognizes revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts.

     Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In those cases, installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. When customer payment terms provide that a minor portion of the equipment purchase price be paid only upon customer acceptance (less than 20%), the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. When customer payment terms require that a significant portion of the equipment price be paid upon customer acceptance (greater than 20%), the entire purchase price and cost are deferred until customer acceptance is received. Revenue for new products that have not previously satisfied customer acceptance requirements, generally semiconductor capital equipment, is recognized upon customer acceptance. The gross profit on sales that are not yet recognized is recorded as deferred gross profit in the consolidated balance sheet. The Company provides for warranty costs at the time the related revenue is recognized. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. Service revenue, related to maintenance and training programs, is recognized ratably over the period that services are provided. The Company does not grant any rights of return or price protection privileges to distributors.

     The cumulative effect of the change as of October 1, 2000 resulted in a charge to operations of $10,747, which is included in the Consolidated Statement of Operations for the year ended September 30, 2001. The effect of the change on the year ended September 30, 2001 was to increase revenues by $15,197 and to reduce the loss before the cumulative effect of the accounting change by $8,107. Pro forma amounts for the periods prior to October 1, 2000 have not been presented, as the effect of the change in accounting principle could not be reasonably determined.

     Cash and Cash Equivalents -- Cash and cash equivalents include money market accounts and certain debt securities issued by the United States government purchased with an original or remaining maturity of three months or less.

     Allowance for Doubtful Accounts -- The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimated allowances are periodically reviewed, on a case by case basis, analyzing the customers' payment history and

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES information regarding customers' creditworthiness known to the Company. In addition, the Company records a reserve based on the size and age of all receivable balances against which it does not have specific reserves.

     Inventories -- Inventories are stated at the lower of cost (using the first-in, first-out cost flow assumption) or market. The Company reduces the carrying value of its inventory for estimated obsolescence by the difference between the cost of inventory and its estimated net realizable value based upon assumptions about future demand and market conditions. There can be no assurance that the Company will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology.

     Foreign Currency -- Foreign currencies are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translations. Under this standard, assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange values. Income and expense items are translated at average rates of exchange prevailing during the year.

     Gains and losses arising from the translation of the Company's foreign subsidiaries' financial statements are reflected as a component of equity. Realized and unrealized gains and losses are included in income in the period in which they occur.

     Plant and Equipment -- Plant and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over estimated lives ranging from two to eight years. Leasehold improvements are amortized over the lesser of their respective estimated useful lives or lease terms.

     Intangible Assets -- Goodwill is being amortized over the expected useful life of the related investment, ranging from 7 to 15 years; a technology license, other purchased technology and non-competition agreement are being amortized over the term of the agreements or expected life of the technology, ranging from 5 years to 10 years. The Company reviews its long-lived assets, including goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows. An impairment loss is measured as the amount of the excess of the carrying value over the fair market value of the asset. See Note 15 for the discussion of impairments recorded in fiscal 2002. Also, as discussed later in this Note, the Company will be required to adopt the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", in fiscal 2003.

     Software Development Costs -- Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Such costs are capitalized only to the extent of costs of producing product masters subsequent to the establishment of their technological feasibility and capitalization ends when the product is available for general release to customers. Capitalized software development costs are amortized over the estimated useful lives (generally five years) on a straight-line basis or the ratio of current revenues to total expected revenues in a product's expected life, if greater. Amortization begins in the period in which the related product is available for general release to customers. The Company reviews the unamortized capitalized costs of its underlying products compared to the net realizable value of these products. An impairment loss is recorded in an amount by which the unamortized capitalized costs of a computer software product exceeds the net realizable value of that asset. Certain software development costs totaling $1,409, $3,409 and $4,211 have been capitalized during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Amortization expense relating to software development costs for the fiscal years

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES ended September 30, 2002, 2001, and 2000 was $3,418, $4,409 and $3,987,
respectively. See Note 14 for the discussion of impairments recorded in fiscal 2002.

     Research and Development Costs -- The Company charges research and development costs for Company-funded projects to operations as incurred.

     Income Taxes -- The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Valuation allowances are provided against assets that are not likely to be recognized. U.S. federal income taxes are not required on the unremitted accumulated earnings of foreign subsidiaries, since such earnings are considered to be permanently reinvested abroad.

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

     Equity-based Compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted by SFAS No. 123, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES instruments issued to nonemployees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

     LITIGATION CONTINGENCIES -- The Company assesses its exposure to pending litigation and possible unasserted claims against it in order to establish appropriate litigation reserves. In establishing such reserves, the Company works with its counsel to consider the availability of insurance coverage, the likelihood of prevailing on a claim, the probable costs of defending the claim, and the prospects for, and costs of, resolution of the matter. It is possible that the litigation reserves established by the Company will not be sufficient to cover the Company's actual liability and future results of operations for any particular quarterly or annual period could be materially adversely affected by the outcome of certain litigation or claims.

     Reclassifications -- Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS --

     Business Combinations -- In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 142 also requires a transitional goodwill impairment test six months from the date of adoption of SFAS No. 142. The Company is required to adopt SFAS No. 142 on October 1, 2002.

     The adoption of SFAS No. 142 is expected to result in certain intangible assets, including amounts capitalized for workforce, to be reclassified to goodwill. In addition, SFAS No. 142 requires that the Company discontinue the amortization of goodwill. For fiscal 2002, goodwill amortization totaled approximately $415. The Company does not expect the transitional goodwill impairment test to have a significant impact on its financial statements.

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

     Early Retirement of Debt -- In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145 rescinds Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES certain lease modifications that have economic effects that are similar to sale leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of Statement No. 4 shall be applied in fiscal year beginning after May 15, 2002. The provisions of SFAS 145 related to Statement No. 13 should be for transactions occurring after May 15, 2002. Early application of the provisions of this Statement is encouraged. The Company does not expect the adoption of SFAS 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

     Restructuring -- In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002.

3.  ACCOUNTS RECEIVABLE

     Accounts receivable at September 30, 2002 and 2001 consisted of the following:

                                                               2002      2001
                                                              -------   -------
Total accounts receivable...................................  $15,246   $16,793
Less allowance for doubtful accounts receivable.............   (1,672)   (1,927)
                                                              -------   -------
Accounts receivables, net...................................  $13,574   $14,866
                                                              =======   =======

4.  INVENTORIES

     Inventories at September 30, 2002 and 2001 consisted of the following:

                                                               2002      2001
                                                              -------   -------
Raw materials...............................................  $11,645   $18,640
Work in process.............................................    6,651     4,968
Finished goods..............................................    4,471    11,157
                                                              -------   -------
     Total..................................................  $22,767   $34,765
                                                              =======   =======

     Finished goods inventory includes $1,671 and $1,701 that have been placed on consignment with distributors at September 30, 2002, and September 30, 2001, respectively.

5.  INCOME TAXES

     The components of income (loss) before income tax provision (benefit), for the fiscal years ended September 30, 2002, 2001 and 2000 are as follows:

                                                          2002       2001      2000
                                                        --------   --------   -------
Domestic..............................................  $(39,798)  $(74,930)  $13,080
Foreign...............................................    (1,976)    (9,476)   (2,355)
                                                        --------   --------   -------
     Total............................................  $(41,774)  $(84,406)  $10,725
                                                        ========   ========   =======

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The income tax provision (benefit) for the fiscal years ended September 30, 2002, 2001 and 2000 consisted of the following:

                                                          2002       2001      2000
                                                        --------   --------   -------
Current:
  Federal.............................................  $     --   $     --   $   303
  State...............................................        --         --       100
  Foreign.............................................        --         --        --
                                                        --------   --------   -------
                                                        $     --   $     --   $   403
                                                        --------   --------   -------
Deferred:
  Federal.............................................   (13,351)   (31,107)    4,792
  State...............................................    (1,212)    (2,367)      562
  Change in valuation allowance.......................    14,563     42,694    (5,754)
                                                        --------   --------   -------
                                                              --      9,220      (400)
                                                        --------   --------   -------
     Total............................................  $     --   $  9,220   $     3
                                                        ========   ========   =======

     The income tax benefits related to the exercise of stock options reduce taxes currently payable or increase net deferred tax assets, and are credited to additional paid-in capital.

     A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the fiscal years ended September 30, 2002, 2001 and 2000 is as follows:

                                                              2002    2001    2000
                                                              -----   -----   -----
U.S. Federal statutory rate.................................  (34.0)% (34.0)%  34.0%
Increases (reductions) due to:
State taxes -- net of Federal tax benefit...................   (4.0)   (4.0)    4.0
Change in valuation allowance...............................   38.0    47.8      --
Utilization of net operating loss carryforwards.............     --      --   (40.7)
Other -- net................................................     --     1.1     2.7
                                                              -----   -----   -----
     Total..................................................    0.0%   10.9%    0.0%
                                                              =====   =====   =====

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The net deferred tax asset at September 30, 2002 and 2001 is comprised of the following:

                                                                2002       2001
                                                              --------   --------
DEFERRED TAX ASSETS (LIABILITIES):
Net operating loss carryforwards............................  $ 67,231   $ 55,708
Tax credit carryforwards....................................     1,173      1,925
Accrued liabilities.........................................     2,730      2,125
Deferred revenue............................................        39      1,223
Inventories.................................................    10,443      8,972
Receivables.................................................       693        795
Property and equipment......................................     1,678        548
Software development costs..................................    (2,413)    (3,631)
Intangible assets...........................................     2,042      1,735
Other.......................................................       384         37
                                                              --------   --------
                                                                84,000     69,437
Less valuation allowance....................................   (84,000)   (69,437)
                                                              --------   --------
     Total..................................................  $     --   $     --
                                                              ========   ========

     As of September 30, 2002, the Company had U.S. Federal net operating loss carryforwards of approximately $179,000, net of any annual limitation because of changes in ownership, as defined in the Internal Revenue Code. Such loss carryforwards expire in the fiscal years 2003 through 2022 as follows:

     The Company's net operating loss carryforwards expire as follows:

2007........................................................  $    380
2008........................................................       380
2009........................................................       380
2010........................................................     2,585
2011........................................................     2,937
2012........................................................     1,150
2013........................................................       814
2014........................................................     2,623
2015........................................................     2,096
2016........................................................     8,519
2017........................................................     1,167
2018........................................................    32,340
2019........................................................    18,542
2021........................................................    57,640
2022........................................................    46,979
                                                              --------
                                                              $178,532
                                                              ========

     The utilization of the carryforwards to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods. The Company has recorded a valuation allowance to reduce the net deferred tax asset to an amount that management believes is more likely than not to be realized. The change in the valuation allowance in fiscal 2002 is attributable to the significant operating

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES loss incurred in 2002. The change in the valuation allowance in 2001 is attributable to the significant operating loss incurred in 2001 and the provision of a valuation allowance against the Company's net deferred tax asset of $9,220.

6.  PLANT AND EQUIPMENT

     Plant and equipment at September 30, 2002 and 2001 consisted of the following:

                                                                2002       2001
                                                              --------   --------
Machinery and equipment.....................................  $  8,461   $ 11,156
Furniture, fixtures and other equipment.....................    10,254     12,828
Demonstration equipment.....................................     6,319      7,324
Leasehold improvements......................................     3,795      3,811
                                                              --------   --------
     Total..................................................    28,829     35,119
Less accumulated depreciation and amortization..............   (23,096)   (24,726)
                                                              --------   --------
     Plant and equipment -- net.............................  $  5,733   $ 10,393
                                                              ========   ========

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at September 30, 2002 and 2001 consisted of the following:

                                                               2002      2001
                                                              -------   -------
Accrued wages and related employee benefits.................  $ 4,505   $ 5,279
Accrued sales commissions...................................    2,586     2,083
Advance contract payments received..........................    2,036       975
Accrued warranty and other product related costs............    2,346     2,156
Accrued warrant premium.....................................       --     1,712
Accrued interest............................................      592       533
Accrued severance and other restructuring charges...........      175     1,277
Accrued sales, franchise and income taxes payable...........      930       418
Accrued other...............................................    2,610     2,968
                                                              -------   -------
     Total..................................................  $15,780   $17,401
                                                              =======   =======

8.  REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

  REVOLVING CREDIT FACILITY

     The Company has a $10,000 credit facility that expires in April 2003. This agreement allows for borrowings of up to 90% of eligible foreign receivables up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less a reserve and the aggregate amount of drawings under letters of credit. At September 30, 2002, the amount available under the line was $8,600, against which the Company had $7,132 of borrowings, resulting in an availability at September 30, 2002 of $1,462, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.75% at September 30, 2002). At September 30, 2002, the Company was not in compliance with certain covenants of the credit agreement, and therefore in technical default, however, the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

  NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt at September 30, 2002 and 2001 consisted of the following:

                                                               2002      2001
                                                              -------   -------
Subordinated note payable -- 8.25%, payable in equal
  quarterly installments of $281 through June 2003..........  $   850   $ 1,969
Abante note payable -- 8%, due November 2002................    1,000     1,500
Abante payable -- non-interest bearing, discounted at 8%,
  payable in annual installments of $500 through November
  2006......................................................    1,695     2,129
AIID notes payable -- prime rate (4.75% at September 30,
  2002 and 7.1% at September 30, 2001), payable in annual
  installments of $1,855 through January 2004...............    4,219     5,556
Other borrowings............................................       93       345
                                                              -------   -------
Total notes payable and long-term debt......................    7,857    11,499
Less notes payable and current portion of long-term debt....   (4,781)   (4,259)
                                                              -------   -------
Long-term debt..............................................  $ 3,076   $ 7,240
                                                              =======   =======

     On November 21, 2001, the $1,500 note payable issued to the former principals of Abante Automation, Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, the Company agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $500 through November 2005. On the same date, the first of five annual installments on the Abante payable also became due, in the amount of $500. Pursuant to an oral agreement with the former principals of Abante, the Company paid on November 21, 2001 the interest, $250 of note principal and approximately $112 of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of the Company's future payment obligations. The Company did not agree to the request for collateralization but continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250 of note principal and approximately $150 of the first annual installment on February 21, 2002, and paying approximately $238 of the first annual installment on May 21, 2002. The Company did not make either the November 2002 note principal payment of $1,000 or the November 2002 annual installment payment of $500, and is therefore in default. Although the Company has failed to make the installment payment, there is no provision in the agreements that would require the acceleration of future payments due under this arrangement. As a result, the Company has classified the payments due during fiscal 2004, 2005 and 2006 in the amount of $1,195 as long-term debt in the accompanying consolidated financial statements.

     On January 3, 2002, a payment of $1,855 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company has reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002 in three equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants with an exercise price of $1.14 per share. The fair value of these warrants (determined using Black-Scholes pricing model), totaling approximately $137, is being charged to operations through January 2003. In accordance with the agreement with the other former stockholders, the Company made note principal and interest payments on April 1, 2002 of approximately $516 and $31, respectively, and note principal and interest payments on August 1, 2002 of $536 and $29, respectively. The Company did not make the December 2002 and January 2003 installment payments due of $535 and $1,855,

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES respectively, and is therefore in default. There is no provision in the AIID promissory notes giving rights of acceleration of the future installments due in the event of default under the arrangement. As a result, the Company has classified the payments due during fiscal 2004 in the amount of $1,855 as long-term debt in the accompanying consolidated financial statements.

     In total, therefore, the Company is in default of $11.0 million of its borrowings as of January 14, 2003.

     Principal maturities of notes payable and long-term debt as of September 30, 2002 are as follows:

2003........................................................  $4,781
2004........................................................   2,382
2005........................................................     500
2006........................................................     194
                                                              ------
     Total..................................................  $7,857
                                                              ======

     On December 4, 2002, Pat V. Costa (the "Holder"), loaned the Company $500 and the Company issued a 9% Convertible Note in the amount of $500. Under the terms of this agreement, the Company is required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003, and pay the principal amount on December 4, 2005. This agreement also allows for conversion into shares of common stock. The note may be converted at any time by the Holder until the note is paid in full or by the Company, if at any time following the closing date, the closing price of the Company's Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion. The Holder's conversion price is equal to 125% of the average closing price of our common stock for the thirty consecutive trading days ending December 3, 2002, or $0.42 per share.

     In connection with the 9% Convertible Senior Note, on December 4, 2002, the Company issued Common Stock Warrants to Pat V. Costa. Under the terms of the agreement, the Holder is entitled to acquire from the Company, warrants to purchase shares equal to 25% of the total number of shares of Common Stock into which the Convertible Senior Note may be converted or approximately 300,000 shares. The warrants have an exercise price of $0.63.

     On December 4, 2002, the Company entered into a Security Agreement with Pat
V. Costa, in connection with the 9% Convertible Senior Note. As a condition to making the loan mentioned above and in order to secure the prompt and complete payment, Mr. Costa has required the Company to perform all of its obligations and liabilities under the Note. Under the terms of this Note, the Company granted Mr. Costa a security interest in certain of the Company's assets.

9.  EMPLOYEE BENEFIT PLANS

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

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The components of net pension cost for the fiscal years ended September 30, 2002, 2001 and 2000 are summarized as follows:

                                                              2002    2001    1999
                                                              -----   -----   -----
Service cost -- benefits earned during the period...........  $ 324   $ 253   $ 244
Interest on projected benefit obligations...................    233     200     161
Estimated return on plan assets.............................   (131)   (173)   (113)
Other -- amortization of actuarial gains, net transition
  asset, curtailment and settlement gains...................    104     187      24
                                                              -----   -----   -----
Net pension cost............................................  $ 530   $ 467   $ 316
                                                              =====   =====   =====

     The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 30, 2002 and 2001 is as follows:

                                                               2002      2001
                                                              -------   ------
Reconciliation of benefit obligation
  Obligation at beginning of fiscal year....................  $ 2,568   $2,327
  Service cost..............................................      324      253
  Interest cost.............................................      233      200
  Plan amendment............................................       58       --
  Actuarial (gain) loss.....................................      899      543
  Benefit payments and settlements..........................     (558)    (633)
  Curtailment...............................................       --     (122)
                                                              -------   ------
  Obligation at end of fiscal year..........................  $ 3,524   $2,568
Reconciliation of fair value of plan assets
  Fair value of plan assets at beginning of fiscal year.....  $ 1,578   $1,808
  Actual return on plan assets..............................      (68)    (136)
  Employer contributions....................................      356      539
  Benefit payments and settlements..........................     (558)    (633)
                                                              -------   ------
  Fair value of plan assets at end of fiscal year...........  $ 1,308   $1,578
Funded status
  Funded status at beginning of fiscal year.................   (2,215)    (990)
  Unrecognized prior service cost...........................       85       40
  Unrecognized (gain) loss..................................    1,654      648
                                                              -------   ------
Net accrued pension costs, before additional minimum
  liability.................................................  $  (476)  $ (302)
Minimum pension liability...................................     (657)      --
                                                              -------   ------
Net accrued pension costs...................................  $(1,133)  $ (302)
                                                              =======   ======

     The curtailment and settlements were a result of the partial termination of the plan as well as a result of the employee terminations resulting from the Company's restructuring efforts.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                              2002   2001
                                                              ----   ----
Discount rate...............................................  6.50%  7.50%
Rate of compensation increase...............................  4.00%  4.00%
Expected long-term rate of return on assets.................  8.00%  8.25%

     Defined Contribution Plans -- The Company merged three defined contribution plans in early 2002 into the Robotic Vision Systems, Inc. 401(k) Retirement Savings Plan (the "Plan") formerly the CiMatrix Retirement Savings Plan. The Plan is available to all eligible employees as defined by the Plan and matching contributions are made in accordance with plan documents. The Company incurred $416, $546 and $751 for matching employer contributions to the Plans in 2002, 2001 and 2000, respectively. The Plan experienced partial plan terminations due to the number of participants separated from employment.

     During fiscal year 2001, the RVSI Vanguard Savings Plan and the RVSI Retirement Investment Plan experienced partial plan terminations due to the number of participants separated from employment. Consequently, all participants who were involuntarily separated from the company due to a reduction in workforce received 100% of the company matching funds in their accounts.

10.  COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company has entered into operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable scheduled rentals, net of the sublessee payments described below, under these agreements are as follows:

FISCAL YEAR ENDING SEPTEMBER 30:                         FACILITIES   EQUIPMENT    TOTAL
--------------------------------                         ----------   ---------   -------
2003...................................................   $ 2,782       $107      $ 2,889
2004...................................................     2,247         87        2,334
2005...................................................     1,914         34        1,948
2006...................................................     1,647          3        1,650
2007...................................................     1,635         --        1,635
Thereafter.............................................     6,409         --        6,409
                                                          -------       ----      -------
     Total.............................................   $16,634       $231      $16,865
                                                          =======       ====      =======

     Rent expense for the fiscal years ended September 30, 2002, 2001 and 2000 was $2,910, $3,563 and $3,447, respectively.

     In connection with the sale of the material handling business (see Note 13) as of December 15, 2001, to affiliates of SICK AG of Germany ("SICK"), the Company sublets a portion its Canton, Massachusetts facility, totaling approximately 34,100 square feet to SICK. Under the terms of the sale transaction, SICK agreed to occupy the space through July 2003 and pay a monthly sublet amount to the Company of approximately $38.

     Purchase Commitments -- As of September 30, 2002, the Company had approximately $22.7 million of purchase commitments with vendors. Approximately $20.5 million was for the Semiconductor Equipment Group, and included computers, handling equipment, and manufactured components for the division's lead scanning, wafer scanning, handling and ball attach product lines. Approximately $2.2 million was for the Acuity CiMatrix Division, and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. The Company is required to take

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next eighteen months. A schedule of the commitments is as follows:

FISCAL YEAR ENDING SEPTEMBER 30:
--------------------------------
2003........................................................  $16.9
2004........................................................    3.6
2005........................................................    2.2
                                                              -----
     Total..................................................  $22.7
                                                              =====

     As a result of the slowdown experienced during fiscal 2002, the Company identified certain purchase commitments for products that have been discontinued. The Company has recorded a loss in the amount of $0.15 million related to these commitments.

 LITIGATION

     A number of purported securities class actions were filed against the Company, Pat V. Costa, the Chief Executive Officer, and Frank Edwards, the former Chief Financial Officer, in Federal District Court for the District of Massachusetts. The consolidated action is now pending as In Re Robotic Vision Systems, Inc. Securities Litigation, Master File No. 01-CV-10876 (RGS). The plaintiffs seek damages for alleged false and misleading statements made prior to the Company's announcement that it would restate its financial results for fiscal year 2000 and the first quarter of fiscal year 2001. In December 2002, the parties agreed in principle to settle this matter, subject to the parties drafting and executing appropriate settlement documents, conducting certain limited confirmatory discovery and obtaining court approval. The Company expects the settlement amount to be covered by proceeds from its directors and officers liability insurance policy.

     In May 2002, a purported shareholder derivative action entitled Mead Ann Krim v. Pat V. Costa, et al., Civil Action No. 19604-NC, was filed in the Court of Chancery of the State of Delaware against the members of the Company's Board of Directors, and against the Company as a nominal defendant. The individual defendants deny the wrongdoing alleged and intend to vigorously defend the litigation.

     In March 2002, the Company learned that the staff of the Securities and Exchange Commission had commenced a formal investigation into the statements that preceded, and the accounting practices that led to, the May 2001 restatement of the Company's financial results for fiscal year 2000 and for the first quarter of fiscal 2001. The Company is cooperating in the investigation.

     In September 2002, McDonald Investments Inc. filed a demand for arbitration with the American Arbitration Association claiming entitlement to certain advisory fees in connection with the financing the Company completed in May 2002. The matter remains at a preliminary stage. The Company believes that this claim is without merit and intends to defend vigorously against it.

     The Company is presently involved in other litigation matters in the normal course of business. Based upon discussion with Company's legal counsel, management does not expect that these matters will have a material adverse impact on the Company's consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

11.  STOCKHOLDERS' EQUITY

     Warrants Outstanding -- As of September 30, 2002, there were outstanding warrants to purchase the Company's common stock as described below:

                                                   NUMBER                        PROCEEDS ON
DATE ISSUED                                       OF SHARES   EXERCISE PRICE      EXERCISE
-----------                                       ---------   --------------     -----------
February 1999(a)................................      522     $        3.96          2,068
April 1999(b)...................................      327     $        3.96          1,297
July 1999(c)....................................    2,909     $        4.02         11,695
July 1999(d)....................................       69     $        5.00            347
January 2001(e).................................       31     $       48.57          1,500
January 2002(f).................................      161     $        1.14            183
February 2002(g)................................       30     $        1.34             40
May 2002(h).....................................    3,135     $ 1.46 - 1.50          4,702
                                                    -----                          -------
                                                    7,184                          $21,832
                                                    =====                          =======

---------------

(a) In connection with a private placement of its equity, the Company issued 5-year incentive common stock purchase warrants at an exercise price of $3.96 per share.

(b) In conjunction with the sale of common stock, the Company issued 5-year incentive warrants at an exercise price of $3.96 per share, subject to anti-dilution adjustments. The incentive warrants are exercisable, beginning in October 2000.

(c) The Company sold warrants to purchase 3,091 shares of the Company's common stock at an exercise price of $4.02 per share for proceeds of $4,250, in a private placement.

(d) Warrants issued to placement agent in connection with the sale of warrants and common stock with an exercise price of $5.00 per share.

(e)  Warrants assumed from the acquisition of Auto Image ID.

(f) In connection with the deferral of note payments, the Company issued 5 year common stock warrants at an exercise price of $1.14 per share.

(g) The Company issued 5 year common stock warrants to a consultant for services rendered at an exercise price of $1.34 per share.

(h) In connection with a private placement of its equity, the Company issued warrants to purchase up to 2.1 million shares on or before June 30, 2002, which was then extended to August 31, 2002 at $1.46 per share. The Company also issued warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005. The private placement also included warrants issued to the placement agent to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005.

     Private Placement Warrants -- On May 2, 2002, the Company completed a private placement, which raised approximately $13,591, net of offering expenses. A total of 10.3 million shares of common stock were sold at $1.46 per share. The placement also included warrants to purchase up to 2.1 million shares at $1.46 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 2.6 million shares at $1.50 per share on or before May 1, 2005 (the "3-year Warrants"). On June 27, 2002, the 60-day Warrants were modified to expire on August 30, 2002 and all such warrants expired without exercise on that date. The private placement also included warrants issued to the placement agent (the "Placement Warrants"), to purchase up to 0.6 million shares of common stock at $1.50 per share on or before May 1, 2005. The Company may call the $1.50 warrants, effectively forcing conversion, if the price of the Company's common stock trades above $2.35 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The fair value of the 60-day Warrants (determined using Black-Scholes pricing model: volatility of 107% and risk-

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES free interest rate of 2.49%), totaling approximately $525, the 3-year Warrants, totaling approximately $1,400, and the Placement Warrants, totaling approximately $305, was credited to additional paid-in capital.

     Warrants for Payment Deferral -- On January 3, 2002, a payment of $1,855 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company has reached an agreement with the other former stockholders to pay the sums originally due on January 3, 2002 in three equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants with an exercise price of $1.14 per share. The fair value of these warrants (determined using Black-Scholes pricing model: volatility of 107% and risk-free interest rate of 2.49%), totaling approximately $137, was credited to additional paid in capital.

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

     Each prepaid warrant was exercisable at the lower of $3.96 per share or 95% of the average of the three lowest closing bid prices of the Company's common stock during the 20-day trading period ending on the date of notice of exercise. The prepaid warrants included an annual premium of 7% per annum, payable in cash or, at the Company's option, in shares of the Company's common stock. During the years ended September 30, 2002, 2001 and 2000, the warrant premium accrued was $0, $1,712 and $1,263, respectively, of which the Company paid $2,442, $217, and $0, respectively, in cash and the remainder in shares of common stock. During the years ended September 30, 2002, 2001 and 2000, 14,355, 682 and 0 shares were issued upon exercise of prepaid warrants at average exercise prices of $0.82, $1.71, $0.00, respectively. At September 30, 2002, there were no prepaid warrants outstanding.

     Stock Option Plans -- The Company has several stock option plans, which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors' Stock Option Committee. Such options generally vest over a period of one to five years. Generally, options issued by the Company to date have exercise prices equal to or greater than the fair market value of the Company's common stock at the date of grant.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The following table sets forth summarized information concerning the Company's stock options:

                                                                  NUMBER       EXERCISE PRICE
                                                                OF SHARES           RANGE
                                                              --------------   ---------------
                                                              (IN THOUSANDS)
Options outstanding for shares of common stock at October 1,
  1999......................................................       3,909       $          1.00-$19.38
  Granted...................................................         852                  3.97- 18.00
  Canceled or expired.......................................        (517)                 2.00- 18.00
  Exercised.................................................        (512)                 1.00- 14.52
                                                                  ------
Options outstanding for shares of common stock at September
  30, 2000..................................................       3,732                  1.00- 19.38
  Granted...................................................       1,712                  1.07-  5.63
  Canceled or expired.......................................        (854)                 1.81- 18.25
  Exercised.................................................          (8)                 2.00-  4.13
                                                                  ------
Options outstanding for shares of common stock at September
  30, 2001..................................................       4,582                  1.00- 19.38
  Granted...................................................       1,215                  0.47-  4.13
  Canceled or expired.......................................      (1,764)                 0.72- 18.25
                                                                  ------
Options outstanding for shares of common stock at September
  30, 2002..................................................       4,033                  0.47- 19.38
                                                                  ======
Options exercisable at September 30, 2002...................       2,207
                                                                  ======
  September 30, 2001........................................       2,120
                                                                  ======
  September 30, 2000........................................       1,600
                                                                  ======
Shares available for future grant at September 30, 2002.....       1,903
                                                                  ======

     Weighted average option exercise price information for the fiscal years ended September 30, 2002, 2001 and 2000 was as follows:

                                                              2002    2001    2000
                                                              -----   -----   -----
Outstanding at beginning of year............................  $4.61   $5.48   $5.08
Granted during the year.....................................   1.25    3.00    7.96
Exercised during the year...................................     --    2.98    4.19
Canceled, terminated and expired............................   4.11    5.49    7.71
Outstanding at end of year..................................   3.82    4.61    5.48
Exercisable at year end.....................................   4.73    5.06    4.88

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                            AS OF SEPTEMBER 30, 2002

                                           OUTSTANDING OPTIONS                      EXERCISABLE OPTIONS
                             -----------------------------------------------   ------------------------------
RANGE OF                                      REMAINING LIFE     WEIGHTED                         WEIGHTED
EXERCISE PRICES                  SHARES          IN YEARS      AVERAGE PRICE       SHARES       AVERAGE PRICE
---------------              --------------   --------------   -------------   --------------   -------------
                             (IN THOUSANDS)                                    (IN THOUSANDS)
 $0.47 -  $1.10............        609             4.60           $ 1.04             109           $ 1.00
 $1.13 -  $1.68............        521             5.25           $ 1.53              53           $ 1.58
 $1.81 -  $2.72............        549             3.02           $ 2.30             299           $ 2.22
 $2.75 -  $3.09............        566             3.98           $ 3.07             276           $ 3.06
 $3.16 -  $4.00............        585             2.39           $ 3.60             429           $ 3.53
 $4.13 -  $4.13............        635             3.99           $ 4.13             613           $ 4.13
 $4.25 - $14.13............        474             2.98           $ 9.74             362           $ 9.71
$14.82 - $17.81............         48             3.56           $15.22              25           $15.11
$18.00 - $18.00............          1             3.76           $18.00               1           $18.00
$19.38 - $19.38............         45             3.66           $19.38              40           $19.38
                                 -----             ----           ------           -----           ------
                                 4,033             3.75           $ 3.82           2,207           $ 4.73
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

                                                          2002       2001       2000
                                                        --------   ---------   ------
Earnings (loss) available to common stockholders:
  As reported.........................................  $(41,774)  $(105,077)  $9,950
  Pro forma...........................................   (43,771)   (109,077)   6,069
Basic earnings (loss) per share:
  As reported.........................................  $  (0.84)  $   (2.94)  $ 0.32
  Pro forma...........................................     (0.88)      (3.06)    0.19
Diluted earnings (loss) per share:
  As reported.........................................  $  (0.84)  $   (2.94)  $ 0.27
  Pro forma...........................................     (0.88)      (3.06)    0.15

     The weighted average fair value of the options granted during fiscal 2002, 2001 and 2000 is estimated at $1.25, $2.27 and $7.96 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for fiscal 2002, 2001 and 2000, respectively: volatility of 107%, 107% and 95%, risk-free interest rate of 2.49%, 3.90% and 5.94%, and an expected life of five years in fiscal 2002, 2001 and 2000, respectively.

2002 OPTION PLAN

     On November 13, 2002, the Board of Directors of the Company (the "Board") approved the Robotic Vision Systems, Inc. 2002 Stock Plan (the "Plan"). The Plan allows for the grant of Non-Qualified Options at any time from November 13, 2002 to June 30, 2003 to key employees or individuals who render services to the Company. The aggregate number of shares for which options may be granted under this Plan is 2,000,000.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Options to purchase 1,753,000 shares have been granted as of January 14, 2003. Such option under the Plan is fully exercisable upon grant or in installments as specified by the Compensation Committee or the Board of Directors.

12.  CUSTOMERS, GEOGRAPHIC AND SEGMENT INFORMATION

  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     In fiscal 2002 and fiscal 2001, revenues from one customer represented 10% of total revenues at September 30, 2002 and September 30, 2001. During fiscal 2000 and 1999, no customer accounted for more than 10% of total revenues.

     During fiscal 2002, relations with this one customer have deteriorated. The Company has been in an escalating dispute with this customer relating to a number of the customer's practices. The Company alleges that this customer has repeatedly interfered with the Company's business to the Company's detriment. The Company and the customer have held discussions to settle their differences, but there can be no assurance that a mutually agreeable conclusion will be reached.

  GEOGRAPHIC OPERATIONS

     Operations by geographic area are summarized as follows:

                                                    UNITED
                                                    STATES    EUROPE    ELIMINATIONS   CONSOLIDATED
                                                   --------   -------   ------------   ------------
FISCAL YEAR ENDED SEPTEMBER 30, 2002
Revenues from unaffiliated customers.............  $ 57,363   $ 1,880     $    --        $ 59,243
Transfers between geographic areas...............     1,095        --      (1,095)             --
                                                   --------   -------     -------        --------
     Total revenues..............................    58,458     1,880      (1,095)         59,243
                                                   ========   =======     =======        ========
Income (loss) before income tax provision........   (41,066)     (708)         --         (41,774)
                                                   ========   =======     =======        ========
Identifiable assets..............................    56,427       817        (355)         56,889
                                                   ========   =======     =======        ========
FISCAL YEAR ENDED SEPTEMBER 30, 2001
Revenues from unaffiliated customers.............  $103,322   $ 4,523     $    --        $107,845
Transfers between geographic areas...............     2,424        --      (2,424)             --
                                                   --------   -------     -------        --------
     Total revenues..............................   105,746     4,523      (2,424)        107,845
                                                   ========   =======     =======        ========
Income (loss) before income tax provision........   (80,253)   (4,153)         --         (84,406)
                                                   ========   =======     =======        ========
Identifiable assets..............................    86,056     2,246        (355)         87,947
                                                   ========   =======     =======        ========
FISCAL YEAR ENDED SEPTEMBER 30, 2000
Revenues from unaffiliated customers.............  $214,976   $ 8,217     $    --        $223,193
Transfers between geographic areas...............     3,946        --      (3,946)             --
                                                   --------   -------     -------        --------
     Total revenues..............................   218,922     8,217      (3,946)        223,193
                                                   ========   =======     =======        ========
Income (loss) before income tax provision
  (benefit)......................................    13,080    (2,355)         --          10,725
                                                   ========   =======     =======        ========
Identifiable assets..............................   195,681     4,952      (5,149)        195,484
                                                   ========   =======     =======        ========

     Total revenues from customers outside the U.S. were $32,532, $65,640 and $158,152 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     Export sales from the Company's U.S. divisions to unaffiliated customers, which are generally denominated in U.S. dollars, for the fiscal years ended September 30, 2002, 2001 and 2000 were as follows:

                                                          2002      2001       2000
                                                         -------   -------   --------
Europe.................................................  $ 4,009   $ 3,080   $  9,670
Asia/Pacific Rim.......................................   26,402    55,351    137,033
Other..................................................      241     2,686      3,232
                                                         -------   -------   --------
     Total.............................................  $30,652   $61,117   $149,935
                                                         =======   =======   ========

  SEGMENT INFORMATION

     The Company's chief operating decision-maker is its Chief Executive Officer. The Company operates in two reportable segments serving the machine vision industry. The Company has determined segments primarily based on the nature of the products offered by the Semiconductor Equipment Group and the Acuity CiMatrix division. The Semiconductor Equipment Group is comprised of the Electronics, Systemation and Vanguard subdivisions. The Electronics subdivision, including Abante Automation, supplies inspection equipment to the semiconductor industry; the Systemation subdivision offers tape and reel component processing systems designed to handle and inspect chip scale packages ("CSP") and ball grid array ("BGA") packages; and the Vanguard subdivision is a supplier of BGA and CSP equipment for the semiconductor and connection industries. The Acuity CiMatrix division designs, manufactures and markets 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation.

     The accounting policies of each segment are the same as those described in
Note 2. Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were approximately $200, $965 and $3,800 for fiscal 2002, 2001 and 2000, respectively. All intercompany profits are eliminated in consolidation. Other income (loss) is comprised of unallocated corporate general and administrative expenses. Other assets are comprised primarily of unallocated deferred taxes and corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments. All intercompany transactions have been eliminated.

                                                         2002       2001       2000
                                                       --------   --------   --------
REVENUES:
Semiconductor Equipment..............................  $ 34,162   $ 71,840   $175,382
Acuity CiMatrix......................................    25,081     36,005     47,811
                                                       --------   --------   --------
     Total Revenues..................................  $ 59,243   $107,845   $223,193
                                                       ========   ========   ========
INCOME (LOSS) FROM OPERATIONS
Semiconductor Equipment..............................  $(31,242)  $(44,302)  $ 21,722
Acuity CiMatrix......................................      (910)   (30,055)    (2,058)
Other................................................    (8,387)    (8,869)    (7,506)
                                                       --------   --------   --------
     Total income (loss) from operations.............  $(40,539)  $(83,226)  $ 12,158
                                                       ========   ========   ========

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                                                         2002       2001       2000
                                                       --------   --------   --------
DEPRECIATION AND AMORTIZATION
Semiconductor Equipment..............................  $  7,087   $  9,317   $  7,691
Acuity CiMatrix......................................     3,012      5,008      3,232
Other................................................       190        558        115
                                                       --------   --------   --------
     Total depreciation and amortization.............  $ 10,289   $ 14,883   $ 11,038
                                                       ========   ========   ========
INVENTORY PROVISIONS
Semiconductor Equipment..............................  $  4,749   $ 10,817   $     --
Acuity CiMatrix......................................       164      6,483         --
                                                       --------   --------   --------
     Total inventory provisions......................  $  4,913   $ 17,300   $     --
                                                       ========   ========   ========
SEVERANCE AND OTHER CHARGES
Semiconductor Equipment..............................  $  5,904   $  8,415   $     --
Acuity CiMatrix......................................       301      8,852         --
Other................................................        39         69         --
                                                       --------   --------   --------
     Total severance and other.......................  $  6,244   $ 17,336   $     --
                                                       ========   ========   ========
TOTAL ASSETS
Semiconductor Equipment..............................  $ 38,475   $ 54,947   $119,293
Acuity CiMatrix......................................    17,532     29,100     47,185
Other................................................       882      3,900     29,006
                                                       --------   --------   --------
     Total Assets....................................  $ 56,889   $ 87,947   $195,484
                                                       ========   ========   ========
EXPENDITURES FOR PLANT AND EQUIPMENT, NET
Semiconductor Equipment..............................  $    518   $  1,431   $  6,021
Acuity CiMatrix......................................       226        636      3,181
Other................................................        48        218        400
                                                       --------   --------   --------
     Total expenditures for plant and equipment,
       net...........................................  $    792   $  2,285   $  9,602
                                                       ========   ========   ========
CAPITALIZED AMOUNTS OF SOFTWARE DEVELOPMENT COSTS
Semiconductor Equipment..............................  $    913   $  2,370   $  2,562
Acuity CiMatrix......................................       496      1,039      1,649
                                                       --------   --------   --------
     Total capitalized amounts of software
       development costs.............................  $  1,409   $  3,409   $  4,211
                                                       ========   ========   ========

13.  ACQUISITIONS AND DISPOSITIONS

     On November 29, 2000, the Company acquired the outstanding shares of Abante Automation, Inc. ("Abante") for approximately $1,850 in cash, a twelve-month note of $1,500 at 8% interest and the net present value of future minimum payments of $500 per year for 5 years using a discount rate of 8% (see Note 8). Abante designs, manufactures and markets machine vision systems for three-dimensional inspection in the semiconductor and electronics industries.

     On January 3, 2001, the Company acquired the outstanding shares of Auto Image ID, Inc. ("AIID") for approximately $1,200 in cash and three-year notes payable at $1,855 per year at prime rate (see Note 8).

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

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

     The allocation of the total cost of the acquisitions in 2001 of approximately $12,550 was as follows: approximately $5,300 was allocated to existing technologies; $1,050 to in-process research and development; approximately $1,800 to other identified intangible assets and $4,400 to goodwill. The intangible lives range from 4 to 5 years and the goodwill was being amortized over 7 years. Future minimum payments under non-cancelable commitments are discounted using applicable rates. The operations of Abante and AIID prior to their acquisitions by the Company are not material to the Company's statement of operations.

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

     As of December 15, 2001 the Company sold its one-dimensional material handling product line ("material handling business"), which had been part of the Company's Acuity CiMatrix division, to affiliates of SICK AG of Germany ("SICK"). The material handling business had designed, manufactured and marketed one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries. The sales price was $11,500, which includes the right to receive $500 following the expiration of a 16-month escrow to cover indemnification claims. The costs of the transaction were approximately $800. The Company recorded a net gain of $6,935 in the first quarter of fiscal 2002, related to the sale of the material handling business. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2,800 and had an operating loss of approximately $250.

14.  EARNINGS PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES anti-dilutive. The calculations for earnings per share for the three years ended September 30, 2002, 2001 and 2000 are as follows:

                                                         2002       2001       2000
                                                       --------   ---------   -------
BASIC EPS
Income (loss) before cumulative effect of accounting
  change.............................................  $(41,774)  $ (93,626)  $10,722
Premium on prepaid warrants..........................      (214)       (704)     (772)
                                                       --------   ---------   -------
Income (loss) before cumulative effect -- basic
  numerator..........................................   (41,988)    (94,330)    9,950
Cumulative effect of accounting change -- basic
  numerator..........................................        --     (10,747)       --
                                                       --------   ---------   -------
Net income (loss) -- basic numerator.................  $(41,988)  $(105,077)  $ 9,950
                                                       --------   ---------   -------
Weighted average number of common shares -- basic
  denominator........................................    50,096      35,683    31,431
                                                       --------   ---------   -------
Per Share:
Income (loss) before cumulative effect of accounting
  change -- basic....................................  $  (0.84)  $   (2.64)  $  0.32
                                                       --------   ---------   -------
Cumulative effect of accounting change -- basic......  $     --   $   (0.30)  $    --
                                                       --------   ---------   -------
Net income (loss) -- basic...........................  $  (0.84)  $   (2.94)  $  0.32
                                                       --------   ---------   -------
DILUTED EPS
Income (loss) before cumulative effect of accounting
  change -- basic numerator..........................  $(41,988)  $ (94,330)  $ 9,950
Effect of conversion of prepaid warrants.............        --          --       772
                                                       --------   ---------   -------
Income (loss) before cumulative effect -- diluted
  numerator..........................................   (41,988)    (94,330)   10,722
Cumulative effect of accounting change -- diluted
  numerator..........................................        --     (10,747)       --
                                                       --------   ---------   -------
Net income (loss) -- diluted numerator...............  $(41,988)  $(105,077)  $10,722
                                                       --------   ---------   -------
Weighted average number of common shares -- basic
  denominator........................................    50,096      35,683    31,431
Effect of conversion of prepaid warrants.............        --          --     2,778
Effect of other dilutive common stock options and
  warrants...........................................        --          --     5,595
                                                       --------   ---------   -------
Weighted average number of common and common
  equivalent shares -- diluted denominator...........    50,096      35,683    39,804
                                                       --------   ---------   -------
Per Share:
Income (loss) before cumulative effect -- diluted....  $  (0.84)  $   (2.64)  $  0.27
                                                       --------   ---------   -------
Cumulative effect of accounting change -- diluted....  $     --   $   (0.30)  $    --
                                                       --------   ---------   -------
Net income (loss) -- diluted.........................  $  (0.84)  $   (2.94)  $  0.27
                                                       --------   ---------   -------

     For the years ended September 30, 2002, 2001 and 2000, the Company had potential common shares, representing outstanding stock options and warrants, excluded from the earnings per shares calculation of 11,522, 11,945, and 514 respectively, as they were considered anti-dilutive.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

15.  RESTRUCTURING

     In response to the lower level of revenues in fiscal 2002, the Company took steps to reduce its operating costs. In addition, the Company reviewed its long-lived assets for impairment. A summary of these restructuring costs and impairment charges is as follows:

                          LIABILITY AT      CHARGES                  CASH     NON-CASH   LIABILITY AT
                          SEPTEMBER 30,    IN FISCAL    AMOUNTS    AMOUNTS    AMOUNTS    SEPTEMBER 30,
                              2001           2002       REVERSED   INCURRED   INCURRED       2002
                          -------------   -----------   --------   --------   --------   -------------
RESTRUCTURING
Severance payments to
  employees.............     $  917         $1,730        $346      $2,148     $   55        $ 98
Exit costs from
  facilities............        360             45          79         249         --          77
Write-off of other
  tangible and
  intangible assets.....         --            338          --          --        338          --
                             ------         ------        ----      ------     ------        ----
Subtotal
  restructuring.........      1,277          2,113         425       2,397        393         175
                             ------         ------        ----      ------     ------        ----
IMPAIRMENTS
Capitalized Software....         --            260          --          --        260          --
Other intangible
  assets................         --          2,000          --          --      2,000          --
Goodwill................         --          2,296          --          --      2,296          --
                             ------         ------        ----      ------     ------        ----
Subtotal impairments....         --          4,556          --          --      4,556          --
                             ------         ------        ----      ------     ------        ----
Total...................     $1,277         $6,669        $425      $2,397     $6,949        $175
                             ======         ======        ====      ======     ======        ====

     Restructuring -- The Company experienced a decline in orders and revenues during fiscal 2002. Management's response was to develop and implement headcount reduction plans designed to reduce costs and expenses. As the downturn in the economy worsened, management reviewed its operational plan and made further headcount reductions. During the quarters ended December 31, 2001, March 31, 2002 and June 30, 2002, management made decisions to terminate employees in response to lower revenues. In addition to headcount reductions, the Company incurred costs related to the closing of a foreign office. Certain tangible and intangible assets were also abandoned in connection with the restructuring efforts. Restructuring charges, totaling approximately $1,688 after reversals, were recorded during fiscal 2002. The charges can be summarized as follows:

     - During the quarter ended December 31, 2001, approximately $169 of employee severance was recorded. Headcount reductions were made in the Semiconductor Equipment Group and the Acuity CiMatrix division. Approximately 30 employees were terminated throughout all functions of these operations.

     - In the quarter ended March 31, 2002, approximately $542 of severance was recorded. Approximately 30 employees were terminated throughout all functions of the Semiconductor Equipment Group. Also, approximately $335 of severance and facility cost restructuring charges was reversed during the quarter. The reversal of charges was due to a change in operating plans by the Company which abandoned plans to close a facility. Severance for employees at that facility and facility exit costs previously accrued were reversed.

     - In the quarter ended June 30, 2002, approximately $1,225 of severance and other charges was recorded. Approximately 100 employees were terminated throughout all functions of the Semiconductor Equipment Group, the Acuity CiMatrix division as well as within the Corporate staff. The

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES restructuring also included costs related to the closing of foreign offices, which included the write-off of tangible assets of $269.

     - In the quarter ended September 30, 2002, approximately $177 of severance and other charges were recorded, relating primarily to the finalization of a foreign office closing in the Semiconductor Equipment Group, which included the write-off of certain tangible property totaling $85. Also, approximately $90 of severance was reversed during the quarter relating to the Acuity CiMatrix division, an adjustment to an estimated amount accrued in the prior quarter.

     All accrued charges remaining at September 30, 2002 are expected to be paid within the Company's fiscal year ending September 30, 2003.

     Impairments -- Because of the continued decline in revenues in 2002, the Company reviewed its long-lived assets, including capitalized software, purchased technologies and goodwill for impairment. To evaluate and measure the impairment of capitalized software the Company considered the estimated future gross revenues reduced by estimated future costs, including costs of performing maintenance and customer support. To evaluate the impairment of purchased technologies and goodwill, the Company compared the carrying amount to estimated undiscounted net future cash flows. If an impairment was indicated, the amount was measured as the excess of the carrying amount over the fair market value of the asset, which the Company generally estimated using a discounted cash flow model. As a result of this review, the Company recorded in fiscal 2002 impairment charges relating to capitalized software, goodwill and other intangible assets totaling $260, $2,296, and $2,000, respectively.

     In response to the lower level of revenues in fiscal 2001, the Company took steps to reduce its operating costs. In addition, the Company reviewed its long-lived assets for impairment. A summary of these restructuring costs and impairment charges is as follows:

                          LIABILITY AT                               CASH     NON-CASH   LIABILITY AT
                          SEPTEMBER 30,   CHARGES IN    AMOUNTS    AMOUNTS    AMOUNTS    SEPTEMBER 30,
                              2000        FISCAL 2001   REVERSED   INCURRED   INCURRED       2001
                          -------------   -----------   --------   --------   --------   -------------
RESTRUCTURING
Severance payments to
  employees.............      $  --         $ 3,661       $124      $2,620    $    --       $  917
Exit costs from
  facilities............         --           1,572        853         359         --          360
Write-off of other
  tangible and
  intangible assets.....         --             905         --          --        905           --
                              -----         -------       ----      ------    -------       ------
Subtotal
  restructuring.........         --           6,138        977       2,979        905        1,277
                              -----         -------       ----      ------    -------       ------
IMPAIRMENTS
Capitalized Software....         --           3,243         --          --      3,243           --
Purchased
  technologies..........         --           4,160         --          --      4,160           --
                              -----         -------       ----      ------    -------       ------
Goodwill................         --           3,915         --          --      3,915           --
                              -----         -------       ----      ------    -------       ------
Write-off of other
  tangible assets.......         --             857         --          --        857           --
                              -----         -------       ----      ------    -------       ------
Subtotal impairments....         --          12,175         --          --     12,175           --
                              -----         -------       ----      ------    -------       ------
Total...................      $  --         $18,313       $977      $2,979    $13,080       $1,277
                              =====         =======       ====      ======    =======       ======

     Restructuring -- The Company experienced a significant decline in orders and revenues commencing with the first quarter of fiscal 2001. Its response was to develop and implement headcount reduction plans

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES designed to reduce costs and expenses. As the downturn in the economy worsened, the Company reviewed its operational plan and made further headcount reductions. During all quarters of fiscal 2001, we made decisions to terminate employees in response to lower revenues. In addition to headcount reductions, the Company exited certain facilities, including substantially all European locations. The remaining lease obligations were accrued when an exit plan was determined. Certain tangible and intangible assets were also abandoned in connection with the restructuring efforts. Restructuring charges, totaling approximately $5.2 million after reversals, were recorded during fiscal 2001. The charges can be summarized as follows:

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

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002 AND 2001:

                                                                         2002
                                                        --------------------------------------
                                                         FIRST    SECOND     THIRD     FOURTH
                                                        QUARTER   QUARTER   QUARTER   QUARTER
                                                        -------   -------   -------   --------
Revenues..............................................  $14,965   $14,043   $15,348   $ 14,887
Gross profit..........................................    4,635     5,386     4,913       (659)
Restructuring and impairments.........................      165       211     1,225      4,643
Net loss..............................................   (3,439)   (8,718)   (9,992)   (19,625)
Net loss per share -- basic and diluted...............    (0.09)    (0.19)    (0.18)     (0.32)

                                                                       2001
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
Revenues...........................................  $ 38,964   $ 31,307   $ 21,061   $ 16,513
Inventory provision................................        --     10,299        650      5,551
Gross profit.......................................    14,376      1,511      5,294     (3,349)
Severance and other charges........................     2,663      1,037        914     12,722
In-process research and development................        --      1,050         --         --
Net loss...........................................   (22,327)   (22,458)   (14,623)   (44,965)
Net loss per share -- basic and diluted............     (0.64)     (0.63)     (0.41)     (1.25)

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                          COLUMN A     COLUMN B     COLUMN C      COLUMN D     COLUMN E
                                         ----------   ----------   ----------   ------------   ---------
                                                                    ADDITION
                                                                   CHARGED TO
                                         BALANCE AT   CHARGED TO     OTHER                      BALANCE
                                         BEGINNING     COST AND     ACCOUNTS    DEDUCTION --   AT END OF
DESCRIPTION                              OF PERIOD     EXPENSES    DESCRIBED     DESCRIBED      PERIOD
-----------                              ----------   ----------   ----------   ------------   ---------
                                                                 (IN THOUSANDS)
Year Ended September 30, 2002:
  Allowance for doubtful accounts......   $ 1,927      $    40        $--          $  295(1)    $ 1,672
                                          -------      -------        ---          ------       -------
  Reserve for excess and obsolete
     inventory.........................   $21,288      $ 4,913        $--          $1,891(1)    $24,310
                                          -------      -------        ---          ------       -------
  Reserve for sales warranties.........   $ 2,156      $   777        $--          $1,198(1)    $ 1,735
                                          -------      -------        ---          ------       -------
Year Ended September 30, 2001:.........                               $--
  Allowance for doubtful accounts......   $ 1,434      $ 1,122        $--          $  629(1)    $ 1,927
                                          -------      -------        ---          ------       -------
  Reserve for excess and obsolete
     inventory.........................   $ 7,670      $17,300        $--          $3,682(1)    $21,288
                                          -------      -------        ---          ------       -------
  Reserve for sales warranties.........   $ 1,411      $ 1,990        $--          $1,245(1)    $ 2,156
                                          -------      -------        ---          ------       -------
Year Ended September 30, 2000:
  Allowance for doubtful accounts......   $   892      $   662        $--          $  120(1)    $ 1,434
                                          -------      -------        ---          ------       -------
  Reserve for excess and obsolete
     inventory.........................   $ 7,538      $ 1,425        $--          $1,293(1)    $ 7,670
                                          -------      -------        ---          ------       -------
  Reserve for sales warranties.........   $ 1,448      $ 5,024        $--          $5,061(1)    $ 1,411
                                          -------      -------        ---          ------       -------

---------------

(1) Amounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on the day of January 14, 2003.

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

               SIGNATURE                                TITLE                        DATE
               ---------                                -----                        ----
            /s/ PAT V. COSTA                Chairman, President and Chief      January 14, 2003
----------------------------------------     Executive Officer (Principal
              Pat V. Costa                        Executive Officer)

          /s/ JOHN J. CONNOLLY               Chief Financial Officer and       January 14, 2003
----------------------------------------  Treasurer (Principal Financial and
            John J. Connolly                     Accounting Officer)

            /s/ HOWARD STERN                           Director                January 14, 2003
----------------------------------------
              Howard Stern

           /s/ FRANK DIPIETRO                          Director                January 14, 2003
----------------------------------------
             Frank DiPietro

            /s/ JAY M. HAFT                            Director                January 14, 2003
----------------------------------------
              Jay M. Haft

             /s/ TOMAS KOHN                            Director                January 14, 2003
----------------------------------------
               Tomas Kohn

           /s/ MARK J. LERNER                          Director                January 14, 2003
----------------------------------------
             Mark J. Lerner

          /s/ ROBERT H. WALKER                         Director                January 14, 2003
----------------------------------------
            Robert H. Walker

I, Pat V. Costa, certify that:

     1. I have reviewed this annual report on Form 10-K of Robotic Vision Systems, Inc. (the "registrant")

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ PAT V. COSTA
                                          --------------------------------------
                                          Pat V. Costa
                                          Chairman, President and
                                          Chief Executive Officer

Date: January 14, 2003

I, John J. Connolly, certify that:

     1. I have reviewed this annual report on Form 10-K of Robotic Vision Systems, Inc. (the "registrant")

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ JOHN J. CONNOLLY
                                          --------------------------------------
                                          John J. Connolly
                                          Chief Financial Officer
                                          and Treasurer

Date: January 14, 2003