Form 10-Q
period 2002-12-31
ROBOTIC VISION SYSTEMS INC
filed 2003-02-19
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended December 31, 2002       Commission File Number 0-8623


                          ROBOTIC VISION SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                          11-2400145
     (State or other jurisdiction of              (IRS Employer
      incorporation or organization)          Identification Number)


                   5 SHAWMUT ROAD, CANTON, MASSACHUSETTS 02021
                    (Address of principal executive offices)

     Registrant's telephone number, including area CODE (781) 302-2439

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Number of shares of common stock outstanding as of February 14, 2003  61,168,747

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                       DECEMBER 31,   SEPTEMBER 30,
                                                           2002           2002
                                                       ------------   -------------
                  ASSETS
Current Assets:
  Cash and cash equivalents                             $     649      $     446
  Accounts receivable, net                                  4,016          3,560
  Inventories                                               3,763          4,678
  Prepaid expenses and other current assets                 1,323            812
  Assets of discontinued operations                        32,006         38,475
                                                        ---------      ---------
     Total current assets                                  41,757         47,971
  Plant and equipment, net                                  1,155          1,433
  Goodwill                                                  1,554          1,554
  Software development costs, net                           3,305          3,438
  Other assets                                              2,422          2,493
                                                        ---------      ---------
                                                        $  50,193      $  56,889
                                                        =========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving Credit Facility                             $   8,353      $   7,132
  Notes payable and current portion of long-term debt       2,391          2,364
  Accounts payable current                                  2,911          2,893
  Accounts payable past-due                                 2,190          1,699
  Accrued expenses and other current liabilities            5,703          5,408
  Deferred gross profit                                       288              5
  Liabilities of discontinued operations                   21,347         22,269
                                                        ---------      ---------
     Total current liabilities                             43,183         41,770
  Long-term debt                                            2,291          1,882
                                                        ---------      ---------
     Total liabilities                                     45,474         43,652
  Commitments and contingencies                                --             --
  Stockholders' Equity:
  Common stock, $.01 par value; shares authorized
    100,000 shares, issued and outstanding;
    December 31, 2002 - 61,169 and September 30,
    2002 - 60,657                                             612            607
  Additional paid-in capital                              293,089        292,990
  Accumulated deficit                                    (287,351)      (278,798)
  Accumulated other comprehensive loss                     (1,631)        (1,562)
                                                        ---------      ---------
     Total stockholders' equity                             4,719         13,237
                                                        ---------      ---------
                                                        $  50,193      $  56,889
                                                        =========      =========

                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS
                                                          ENDED DECEMBER 31,
                                                        ----------------------
                                                          2002           2001
                                                        -------        -------
Revenues                                                $ 5,054        $ 8,552
Cost of revenues                                          3,158          4,533
                                                        -------        -------
  Gross profit                                            1,896          4,019
                                                        -------        -------

Operating costs and expenses:
Research and development expenses                         1,153          1,776
Selling, general and administrative expenses              4,420          5,977
Gain on sale of assets                                       --         (6,935)
Severance and other costs                                    --             26
                                                        -------        -------
(Loss) income from operations                            (3,677)         3,175
Interest expense, net                                      (253)          (259)
                                                        -------        -------
  (Loss) income from continuing operations               (3,930)         2,916
Loss from discontinued operations                        (4,604)        (6,355)
                                                        -------        -------
  Loss before provision for income taxes                 (8,534)        (3,439)
Provision for income taxes                                   --             --
                                                        -------        -------
  Net loss                                              $(8,534)       $(3,439)
                                                        =======        =======

Per Share:

(Loss) income from continuing operations:
  Basic                                                 $ (0.06)       $  0.08
  Diluted                                               $ (0.06)       $  0.08
Loss from discontinued operations:
  Basic                                                 $ (0.08)       $ (0.17)
  Diluted                                               $ (0.08)       $ (0.17)
Net loss:
  Basic                                                 $ (0.14)       $ (0.09)
  Diluted                                               $ (0.14)       $ (0.09)

Weighted Average shares
  Basic                                                  60,889         37,779
  Diluted                                                60,889         37,779

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS
                                                                               ENDED DECEMBER 31,
                                                                              --------------------
                                                                                2002         2001
                                                                              -------      -------
OPERATING ACTIVITIES:
Net (Loss) income                                                             $(3,930)     $ 2,916
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                                   705          869
  Issuance of shares in lieu of cash                                               21           --
  Bad debt provision                                                              268          110
  Warranty provision                                                               --           40
  Gain on sale of assets                                                           --       (6,935)
  Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
    Accounts receivable                                                          (724)        (330)
    Inventories                                                                   915        1,554
    Prepaid expenses and other current assets                                    (511)          64
    Other assets                                                                  (45)          41
    Accounts payable current                                                       17          472
    Accounts payable past-due                                                     491       (1,428)
    Accrued expenses and other current liabilities                                290         (133)
    Deferred gross profit                                                         283            9
                                                                              -------      -------
  Net cash used in continuing operating activities                             (2,220)      (2,751)
  Net cash provided by (used in) operating activities of discontinued
   operations                                                                     943       (5,490)
                                                                              -------      -------
    Net cash used in operating activities                                      (1,277)      (8,241)

INVESTING ACTIVITIES:
Additions to plant and equipment, net                                             (12)         (76)
Additions to software development costs                                          (167)        (134)
Proceeds from sale of assets                                                       --       10,189
                                                                              -------      -------
  Net cash (used in) provided by investing activities                            (179)       9,979
                                                                              -------      -------

FINANCING ACTIVITIES:
Issuance of convertible note                                                      500           --
Net proceeds from (payments of) revolving credit facility                       1,221           --
Repayment of long-term borrowings                                                  --       (2,385)
                                                                              -------      -------
  Net cash provided by (used) in financing activities                           1,721       (2,385)
                                                                              -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      (62)          (7)
                                                                              -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              203         (654)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                             446        3,887
                                                                              =======      =======
  End of period                                                               $   649      $ 3,233
                                                                              =======      =======
Supplemental Cash Flow Information:
Interest paid                                                                 $   119      $   153
                                                                              =======      =======
Taxes paid                                                                    $    --      $    44
                                                                              =======      =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of prepaid warrants for 4,586 shares of common stock        $    --      $ 2,148
                                                                              =======      =======
881 shares of common stock issued in payment of accrued warrant premium       $    --      $   606
                                                                              =======      =======

                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   BUSINESS OVERVIEW AND GOING CONCERN CONSIDERATIONS

     The consolidated balance sheet of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") as of December 31, 2002, the consolidated statements of operations for the three month periods ended December 31, 2002 and 2001 and the consolidated statements of cash flows for the three month periods ended December 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at December 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002. The operating results for the three months ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of the Company's Semiconductor Equipment Group ("SEG"), there is no certainty that the Company will have the financial resources to continue in business. The Company has incurred operating losses for fiscal 2002 and 2001 amounting to $40,539 and $83,226, respectively, and negative cash flows from operations for fiscal 2002, 2001 and 2000 amounting to $25,905, $12,584 and $21,222, respectively. In addition, the Company is not in compliance with certain covenants of its revolving credit facility, which expires in April 2003. Further, the Company has debt payments due, which relate to acquisitions the Company has made. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is executing a plan to address its financial needs. The Company recognizes that it cannot continue to sustain the losses of both its SEG and Acuity CiMatrix Division. Accordingly, while the Company had not adopted a formal plan as of September 30, 2002 to dispose of SEG, on September 17, 2002 the Company announced that it was exploring the sale of SEG. During November 2002, the Company adopted a formal plan to sell SEG. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of SEG separately from continuing operations. Furthermore, the assets and liabilities of SEG are classified separately under discontinued operations on the Consolidated Balance Sheets (see Note 9). Also, the Consolidated Statements of Cash Flows classify separately the cash usage from discontinued operations. The Company no longer will present segment information, as the continuing Acuity CiMatrix business is its only segment.

     As of February 2003, the Company is in advanced discussions with one party interested in acquiring the SEG business, and it continues more preliminary exchanges with other possible acquirers. The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down the Company's debt, reduce accounts payable, and provide working capital for the Company's remaining businesses; however, no assurance can be given that the ultimate sale of SEG will be at a price, or on sufficient terms, to allow for such a result. Upon such sale, the assets supporting the Company's current revolving credit agreement will be substantially reduced and it cannot be assured of having this credit agreement remain in place. Moreover, the continuation of the Company's current line of credit is conditioned upon obtaining waivers for the events of noncompliance of that facility. Thus, the Company's financial planning must include a replacement of its current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

     Because the proceeds of the prospective sale are uncertain, and because there will inevitably be a delay between the reaching of a definitive agreement and the completion of a sale of the division, the Company also recognizes that it will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, Pat V. Costa, the Company's Chairman, President and CEO, loaned the Company $500 and the Company issued a 9% Convertible Senior Note. The Company's plan also calls for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

     If the Company does not succeed in selling SEG, it will have insufficient working capital to continue in business. Even if the Company were to complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance the Company's remaining businesses. In that event, the Company would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

2.   INVENTORIES

     Inventories consisted of the following:

                   DECEMBER 31, 2002     SEPTEMBER 30, 2002
                   -----------------     ------------------
Raw Materials            $1,831                $2,214
Work-in-Process             741                   927
Finished Goods            1,191                 1,537
                         ------                ------
     Total               $3,763                $4,678
                         ======                ======

     Inventory on consignment was $35 and $84 at December 31, 2002 and September 30, 2002, respectively.


3.   EARNINGS PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income (loss) per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of earnings per share for the three months ended December 31, 2002 and 2001 are as follows:

                                                                                             2002            2001
                                                                                           -------         -------
BASIC EARNINGS PER SHARE
(Loss) income from continuing operations                                                   $(3,930)        $ 2,916
Premium on warrants                                                                             (2)           (143)
Common stock dividend                                                                          (18)             --
                                                                                           -------         -------
(Loss) income from continuing operations - basic numerator                                  (3,950)          2,773
Loss from discontinued operations - basic numerator                                         (4,604)         (6,355)
                                                                                           -------         -------
Net loss - basic numerator                                                                 $(8,554)        $(3,582)
Weighted average number of common shares - basic denominator                                60,889          37,779
                                                                                           -------         -------

Per Share:
(Loss) income from continuing operations - basic                                           $ (0.06)        $ (0.08)
                                                                                           =======         =======
Loss from discontinued operations - basic                                                  $ (0.08)        $ (0.17)
                                                                                           =======         =======
Net loss - basic                                                                           $ (0.14)        $ (0.09)
                                                                                           =======         =======

DILUTED EARNINGS PER SHARE
(Loss) income from continuing operations - basic numerator                                 $(3,950)        $ 2,773
Effect of conversion of prepaid warrants                                                        --              --
                                                                                           -------         -------
(Loss) income from continuing operations - diluted numerator                                (3,950)          2,773
Loss from discontinued operations - diluted numerator                                       (4,604)         (6,355)
                                                                                           -------         -------
Net loss - diluted numerator                                                               $(8,554)        $(3,582)
Weighted average number of common shares - basic denominator                                60,889          37,779
Effect of conversion of prepaid warrants                                                        --              --
Effect of other dilutive common stock options and warrants                                      --              --
                                                                                           -------         -------
Weighted average number of common and common equivalent shares - diluted denominator        60,889          37,779
                                                                                           -------         -------

Per Share:
Income (loss) from continuing operations - diluted                                         $ (0.06)        $ (0.08)
                                                                                           =======         =======
Loss from discontinued operations - diluted                                                $ (0.08)        $ (0.17)
                                                                                           =======         =======
Net loss - diluted                                                                         $ (0.14)        $ (0.09)
                                                                                           =======         =======

For the three months ended December 31, 2002 and 2001, potential common shares were anti-dilutive due to the loss for the period. For the three months ended December 31, 2002 and 2001, the Company had potential common shares excluded from the earnings per share calculations of 7,131 and 8,397, respectively.

4.   COMPREHENSIVE INCOME (LOSS)

     In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. For the three months ended December 31, 2002 and 2001, total comprehensive loss of $(8,603) and $(3,432), respectively, included net loss of $(8,534) and $(3,439), respectively, and foreign currency translation adjustments of $(69) and $7, respectively.


5.   REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

REVOLVING CREDIT FACILITY

     The Company has a $10,000 credit facility that expires in April 2003. This agreement allows for borrowings of up to 90% of eligible foreign receivables up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and any bank reserves. At December 31, 2002, the amount available under the line was $8,856 against which the Company had $8,353 of borrowings, resulting in availability at December 31, 2002 of $503, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.25% at December 31, 2002). At December 31, 2002, the Company was not in compliance with certain covenants of the credit agreement, and therefore in technical default, however, the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings.


NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt at December 31, 2002 and September 30, 2002 consisted of the following:

                                                                 DEC 31        SEPT 30
                                                                  2002           2002
                                                                -------        -------
AIID notes payable -- prime rate (4.25% at December 31,
 2002 and 4.75% at September 30, 2002), payable in annual
 installments of $1,855 through January 2004                      4,219          4,219
9% Convertible Senior Note - due December 4, 2005                   436             --
Other borrowings                                                     27             27
                                                                -------        -------
Total notes payable and long-term debt                            4,682          4,219
Less notes payable and current portion of long-term debt         (2,391)        (2,364)
                                                                -------        -------
Long-term debt                                                  $ 2,291        $ 1,882
                                                                =======        =======

     On January 3, 2002, a payment of $1,855 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002 in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants with an exercise price of $1.14 per share. The fair value of these warrants (determined using Black-Scholes pricing model), totaling approximately $137, is being charged to operations through January 2003. In accordance with the agreement with the other former stockholders, the Company made note principal and interest payments on April 1, 2002 of approximately $516 and $31, respectively, and note principal and interest payments on August 1, 2002 of $536 and $29, respectively. The Company did not make the December 2002 and January 2003 installment payments due of $535 and $1,855, respectively, and is therefore in default. Four of the former shareholders have filed a lawsuit against the Company seeking payment of all amounts currently past due. There is no provision in the AIID promissory notes giving rights of acceleration of the future installments due in the event of default under the arrangement. As a result, the Company has classified the payments due during fiscal 2004 in the amount of $1,855 as long-term debt in the accompanying consolidated financial statements.

     In total, therefore, the Company is in default of $12,189 of its borrowings as of February 19, 2003.

     Principal maturities of notes payable and long-term debt as of December 31, 2002 are as follows:

2003         $2,391
2004          1,855
2005            436
2006             --
             ------
     Total   $4,682
             ======

     On December 4, 2002, Pat V. Costa (the "Holder"), loaned the Company $500 and the Company issued a 9% Convertible Senior Note in the amount of $500. Under the terms of this note, the Company is required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003, and pay the principal amount on December 4, 2005. This note allows the Holder to require earlier redemption by the Company in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, the Holder may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by the Holder until the note is paid in full or by the Company if at any time following the closing date, the closing price of the Company's Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion. The Holder's conversion price is equal to 125% of the average closing price of our common stock for the thirty consecutive trading days ending December 3, 2002, or $0.42 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, the Company recorded a dividend in the amount of approximately $18 on December 4, 2002.

     In connection with the 9% Convertible Senior Note, on December 4, 2002, the Company issued warrants to Pat V. Costa. Under the terms of the warrants, the Holder is entitled to purchase from the Company shares equal to 25% of the total number of shares of Common Stock into which the Convertible Senior Note may be converted or approximately 300,000 shares. The warrants have an exercise price of $0.63. The Company recorded the fair value of these warrants of approximately $65 as a discount to the debt using the Black-Scholes valuation model with the following assumptions: volatility of 107% and risk-free interest rate of 2.49%. This discount is being amortized over the period from December
4, 2002 to December 4, 2005.

     On December 4, 2002, as a condition to making the loan mentioned above and in order to secure the prompt and complete payment, the Company entered into a Security Agreement with Pat V. Costa, in connection with the 9% Convertible Senior Note. Under the terms of this agreement, the Company granted Mr. Costa a security interest in certain of the Company's assets.


6.   RESTRUCTURING

     No restructuring or other charges were recorded in the quarter ended December 31, 2002. A summary of the 2002 remaining restructuring costs is as follows:

                                    LIABILITY AT     CASH     LIABILITY AT
                                    SEPTEMBER 30,  AMOUNTS    DECEMBER 31,
                                        2002       INCURRED       2002
                                    -------------  --------   ------------
RESTRUCTURING
Severance payments to employees         $ 48         $ 48         $--
Exit costs from facilities                77           77          --
                                        ----         ----         ---
Total  restructuring                    $125         $125         $--
                                        ----         ----         ---

     During the quarter ended December 31, 2001, approximately $169 of employee severance was recorded. Headcount reductions were made in the discontinued operation and the Acuity CiMatrix division. Approximately 30 employees were terminated throughout all functions of these operations.


7.   WARRANTY COSTS

     We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $50 and $20 during the three month periods ended December 31, 2002 and December 31, 2001, respectively. A summary of accrued warranty costs at December 31, 2002 is as follows:

LIABILITY AT    CHARGED TO                 LIABILITY AT
SEPTEMBER 30,   COSTS AND      AMOUNTS      DECEMBER 31,
    2002         EXPENSES    WRITTEN-OFF       2002
-------------   ----------   -----------   -------------
    $120           $50           $50            $120

8.   SALE OF PRODUCT LINE

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

9.   DISCONTINUED OPERATIONS

During November 2002, the Company adopted a formal plan to sell its Semiconductor Equipment Group ("SEG"). Accordingly, the Company has reported SEG as a discontinued operation under the provisions of Statement of Financial Accounting Standards SFAS No. 144 'Accounting for the Impairment or Disposal of Long Lived Assets'. The Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of this discontinued operation for all periods presented.

Summary operating results of the discontinued operation for the three months ended December 31, 2002 and 2001 were as follows:

                                                DECEMBER 31, 2002   DECEMBER 31, 2001
                                                -----------------   -----------------
Revenues                                             $ 5,334            $ 6,413
Operating loss                                        (4,604)            (6,260)
Loss from discontinued operations                     (4,604)            (6,355)

The operating losses in the three months ended December 31, 2002 and 2001 include depreciation and amortization of intangibles of $1,080 and $1,568, respectively.

     Assets and liabilities of the discontinued operation related to the Company's SEG business identified for sale are as follows:


                                                     DECEMBER 31, 2002  SEPTEMBER 30, 2002
                                                     -----------------  ------------------
Accounts receivables, net                                 $ 5,823            $10,014
Inventory, net                                             16,591             18,089
Other current assets                                          342                255
Property, plant and equipment, net                          4,051              4,300
Other assets, including intangible assets                   5,199              5,816
                                                          -------            -------
     Assets of discontinued operations                    $32,006            $38,475
                                                          -------            -------
Accounts payable                                          $ 6,236            $ 6,453
Accrued expenses and other current liabilities             11,776             12,203
Short-term debt                                             2,582              2,417
Long-term debt                                                754              1,194
                                                          -------            -------
     Liabilities of discontinued operations               $21,348            $22,267
                                                          -------            -------
Net assets of discontinued operations                     $10,658            $16,208
                                                          -------            -------

     The above table includes net assets identified as those pertaining to the SEG business, however, the Company is not certain at this time that all of these net assets will be included in an ultimate sale.

     In November 2002, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with the Company and continuing through the sale of SEG. The current cash value of the award is approximately $1,250. The Company is accruing these agreements over the expected service period, which has been based upon the estimated timing of the sale of SEG. The Company accrued approximately $200 as of December 31, 2002.

     On November 21, 2001, the $1,500 note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, the Company agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $500 through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $500. Pursuant to an oral agreement with the former principals of Abante, the Company paid on November 21, 2001 the interest, $250 of note principal and approximately $112 of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of the Company's future payment obligations. The Company did not agree to the request for collateralization but continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250 of note principal and approximately $150 of the first annual installment on February 21, 2002, and paying approximately $238 of the first annual installment on May 21, 2002. The Company did not make either the November 2002 note principal payment of $1,000 or a significant portion of the November 2002 annual installment payment of $500, and is therefore in default. Although the Company has failed to make the installment payment, there is no provision in the agreements that would require the acceleration of future payments due under this arrangement. As a result, the Company has classified the payments due during fiscal 2005 and 2006 in the amount of $754 as long-term debt in the accompanying financial disclosure for discontinued operations.


10.  SUBSEQUENT EVENT

     On January 29, 2003, the Company announced consolidation of the manufacturing, operations and service functions of the Semiconductor Equipment Group into its Hauppauge, NY facility. The announcement simultaneously disclosed the closure of facilities in New Berlin, WI and Tucson, AZ. The Company estimates severance costs of approximately $300 related to the elimination of approximately 50 employees. The Company also has net assets for the two operations of approximately $7,700 and plans to transfer or dispose of those assets within the next 60 days. The Company expects to record a loss on the write-down of intangible and tangible assets, and will account for those costs in the Company's fiscal quarter ending March 31, 2003.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     Guarantees -- In November 2002, the FASB issued Interpretation No. 45
("FIN 45"), Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. Accordingly, the Company is currently determining what impact these provisions will have on its financial statements.

ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our business activity involves the development, manufacture, marketing and servicing of machine vision equipment for a variety of industries, including the global semiconductor industry. Demand for products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors and competitive product offerings. Due to these and other factors, our historical results of operations including the periods described herein may not be indicative of future operating results.

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

     The accompanying financial statements have been prepared assuming we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of the Semiconductor Equipment Group ("SEG"), there is no certainty that we will have the financial resources to continue in business. We have incurred operating losses for fiscal 2002 and 2001 amounting to $40.5 million and $83.2 million, respectively, and negative cash flows from operations for fiscal 2002, 2001 and 2000 amounting to $25.9 million, $12.6 million and $21.2 million, respectively. In addition, we are not in compliance with certain covenants of our revolving credit facility, which expires in April 2003. Further, we have debt payments due, which relate to acquisitions we have made. These conditions raise substantial doubt about our ability to continue as a going concern.

     We are executing a plan to address our financial needs. We recognize that we cannot continue to sustain the losses of both SEG and our Acuity CiMatrix Division. Accordingly, while we had not adopted a formal plan as of September 30, 2002 to dispose of SEG, on September 17, 2002 we announced that we were exploring the sale of SEG. During November 2002, we adopted a formal plan to sell SEG. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of SEG separately from continuing operations. Furthermore, the assets and liabilities of SEG are classified separately under discontinued operations on the Consolidated Balance Sheets (see
Note 9). Also, the Consolidated Statements of Cash Flows classify separately the cash usage from discontinued operations. We no longer will present segment information, as the continuing Acuity CiMatrix business is our only segment.

     As of February 2003, we are in advanced discussions with one party interested in acquiring SEG, and we continue more preliminary exchanges with other possible acquirers. The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down our debt, reduce accounts payable, and provide working capital for our remaining businesses; however, no assurance can be given that the ultimate sale of SEG will be at a price, or on sufficient terms to allow for such a result. Upon such sale, the assets supporting our current revolving credit agreement will be substantially reduced and we cannot be assured of having this credit agreement remain in place. Moreover, the continuation of our current line of credit is conditioned upon obtaining waivers for the events of noncompliance of that facility. Thus, our financial planning must include a replacement of our current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

     Because the proceeds of the prospective sale are uncertain, and because there will inevitably be a delay between the reaching of a definitive agreement and the completion of a sale of SEG, we also recognize that we will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, Pat V. Costa, our Chairman, President and CEO, loaned us $0.5 million and we issued a 9% Convertible Senior Note. Our plans also call for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

     If we do not succeed in selling SEG, we will have insufficient working capital to continue in business. While we believe that we will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

Results of Operations

     As part of our discussion of results of operations, we have excluded the results of SEG, as the discontinued operation, for both quarters ended December 31, 2002 and 2001.

     For the three months ended December 31, 2002, bookings were $4.3 million and revenues were $5.1 million. This compares to bookings of $6.3 million and revenues of $8.6 million for the three months ended December 31, 2001. The bookings and revenues in the three months ended December 31, 2001, included $1.7 million and $2.8 million, respectively, associated with our material handling business. Excluding the material handling business, bookings were $5.8 million and revenues were $4.6 million, respectively. The decline in our bookings and revenues in the current quarter is a reflection of a general industry slowdown, as a result of which our customers have decreased demand for our products.

     The gross profit margin was negatively affected by the decline in revenues. The gross margin was 37.5% of revenues in the three months ended December 31, 2002 compared to 47.0% of revenues in the three months ended December 31, 2001. Excluding the effects of the material handling business, margins were 54.4% of revenues in the three months ended December 31, 2001. The lower gross profit margin primarily reflects the impact of the fixed costs as a percentage of the lower level of sales, as well as the impact of $0.4 million of inventory provisions recorded in the three months ended December 31, 2002.

     Research and development expenses were $1.2 million, or 23% of revenues, in the three months ended December 31, 2002, compared to $1.8 million, or 21% of revenues, in the three months ended December 31, 2001. Excluding the effects of the material handling business, research and development expenses were $1.4 million or 24% of revenues. The lower level of expenses reflects a lower level of fixed costs, based on the many cost reductions taken in fiscal 2002. In fiscal 2003, we intend to continue to invest in enhancing our two-dimensional barcode reading products.

     In the three months ended December 31, 2002, we capitalized approximately $0.2 million in software development costs under Statement of Financial Accounting Standards No. 86 as compared with $0.1 million in the three months ended December 31, 2001. The related amortization expense was $0.3 million and $0.3 million for the three months ended December 31, 2002 and 2001, respectively, and is included in cost of sales.

     Selling, general and administrative expenses were $4.4 million, or 86% of revenues, in the three months ended December 31, 2002, compared to $6.0 million, or 70% of revenues, in the three months ended December 31, 2001. Excluding the effects of the material handling business, selling, general and administrative expenses in the three months ended December 31, 2001 were $5.2 million, or 91% of revenues. The lower level of expenses reflects a combination of lower levels of variable selling expenses associated with the decrease in revenues and the lower level of fixed costs, based on the many cost reductions taken in fiscal 2002.

     No restructuring or other charges were recorded in the quarter ended December 31, 2002. A summary of the 2002 remaining restructuring costs is as follows:

                              LIABILITY AT       CASH       LIABILITY AT
                              SEPTEMBER 30,     AMOUNTS     DECEMBER 31,
                                  2002         INCURRED         2002
                              -------------    --------     ------------
RESTRUCTURING
Severance payments to
 employees                        $ 48            $ 48           $--
Exit costs from facilities          77              77            --
                                  ----            ----           ---
Total  restructuring              $125            $125           $--
                                  ----            ----           ---


     During the quarter ended December 31, 2001, approximately $0.2 million of employee severance was recorded. Headcount reductions were made in the discontinued operation and the Acuity CiMatrix division. Approximately 30 employees were terminated throughout all functions of these operations.

     Net interest expense was $0.3 million the three months ended December 31, 2002 and December 31, 2001. The similar fiscal 2003 and 2002 interest expense relates primarily to the acquisition debt and bank borrowings.

     There was no tax provision in the three months ended December 31, 2002 and 2001, due to the losses incurred and full valuation allowance provided against net operating loss carryforwards.

Discontinued operations

     For the three months ended December 31, 2002, revenues from discontinued operations were $5.3 million compared to $6.4 million for the three months ended December 31, 2001. The decline in revenues related to demand for the products and the uncertainty surrounding the potential sale of SEG.

     For the three months ended December 31, 2002, the loss from discontinued operations was $4.6 million compared to $6.3 million for the three months ended December 31, 2001. The improvements in operating losses can be attributed to the cost reductions implemented in fiscal 2002.

     As of December 31, 2002, SEG had future lease commitments for facilities and equipment of $14.3 million. We are not certain at this time that all of these lease commitments will be included in an ultimate sale.

     As of December 31, 2002, SEG had purchase commitments with vendors of approximately $16.2 million, which included computers, handling equipment, and manufactured components for the lead scanning, wafer scanning, substrate scanning, handling and ball attach product lines. We are not certain at this time that all of these purchase commitments will be included in an ultimate sale.

     We have a contingent liability totaling approximately $1.3 million, payable in cash, to certain SEG senior management and technical employees who were granted retention agreements. We are accruing these agreements over the expected service period, which has been based upon the estimated timing of the SEG sale. We accrued approximately $0.2 million as of December 31, 2002.

Liquidity And Capital Resources

     On December 4, 2002, Pat V. Costa (the "Holder"), loaned us $0.5 million and we issued a 9% Convertible Senior Note in the amount of $0.5 million. Under the terms of this note, we are required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003, and pay the principal amount on December 4, 2005. This note allows the Holder to require earlier redemption by us in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, the Holder may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by the Holder until the note is paid in full or by us if at any time following the closing date, the closing price of our Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. The Holder's conversion price is equal to 125% of the average closing price of our common stock for the thirty consecutive trading days ending on December 3, 2002, or $0.42 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, we recorded a dividend in the amount of approximately $18 on December 4, 2002.

     In connection with the 9% Convertible Senior Note, on December 4, 2002, we issued warrants to Pat V. Costa. Under the terms of the warrants, the Holder is entitled to purchase shares equal to 25% of the total number of shares of common stock into which the Convertible Senior Note may be converted, or approximately 300,000 shares. The warrants have an exercise price of $0.63. We recorded the fair value of these warrants of approximately $65 as a discount to the debt using the Black-Scholes valuation model with the following assumptions: volatility of 107% and risk-free interest rate of 2.49%. This discount is being amortized over the period from December 4, 2002 to December 4, 2005.

     On December 4, 2002, as a condition to making the loan mentioned above and in order to secure the prompt and complete payment, we entered into a Security Agreement with Pat V. Costa, in connection with the 9% Convertible Senior Note. Under the terms of this agreement, we granted Mr. Costa a security interest in certain of our assets.

     Our cash balance increased $0.3 million, to $0.7 million, in the quarter ended December 31, 2002, as a result of $1.3 million of net cash used in operating activities, $0.2 million of net cash used by investing activities, and $1.8 million of net cash provided by financing activities.

     The $1.3 million of net cash used in operating activities was primarily a result of the $3.9 million loss in the quarter ended December 31, 2002, an increase in accounts receivable of $0.7 million and an increase in prepaid expenses and other current assets of $0.5 million, offset in part by net cash provided by discontinued operations of $0.9 million, depreciation and amortization of $0.7 million and a decrease in inventory of $0.9 million.

     Additions to plant and equipment were minimal in the quarter ended December 31, 2002, as compared to $0.1 million in fiscal 2001. The capitalized software development costs for fiscal 2002 were $0.2 million as compared with $0.1 million in fiscal 2001.

     We have a $10.0 million credit facility that expires in April 2003. This agreement allows for borrowings of up to 90% of eligible foreign receivables up to $10 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and bank reserves. At December 31, 2002, the amount available under the line was $8.9 million, against which we had $8.4 million of borrowings, resulting in an availability at December 31, 2002 of $0.5 million, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.25 % at December 31, 2002). At December 31, 2002, we were not in compliance with certain covenants of the credit agreement, and therefore in technical default on the facility, however, the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings.

     On January 3, 2002, a payment of $1.85 million under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, we paid the interest and approximately $0.24 million of note principal to certain of these shareholders. We reached an agreement with the other former stockholders to pay the sums originally due on January 3, 2002 in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, we issued warrants with an exercise price of $1.14 per share. The fair value of these warrants, totaling approximately $0.1 million, (determined using Black-Scholes pricing model), is being charged to operations through January 2003. In accordance with the agreement with the other former stockholders, we made note principal and interest payments on April 1, 2002 of approximately $0.52 million and $31 thousand, respectively, and note principal and interest payments on August 1, 2002 of approximately $0.54 million and $29 thousand, respectively. We did not make the December 2002 and January 2003 installment payments due of $0.50 million and $1.85 million, respectively, and are therefore in default. Four of the former shareholders have filed a lawsuit against us seeking payment of all amounts currently past due. There is no provision in the AIID promissory notes giving rights of acceleration of the future installments due in the event of default under the arrangement. As a result, we have classified the payments due during fiscal 2004 in the amount of $1.8 million as long-term debt in the accompanying consolidated financial statements.

     In total, therefore, we are in default of $12.2 million of our borrowings as of February 19, 2003.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of SEG, there is no certainty that we will have the financial resources to continue in business. We have incurred operating losses in fiscal 2002 amounting to $41.8 million, and $104.4 million in fiscal 2001. Net cash used in operating activities amounted to $25.9 million, $12.6 million and $21.2 million in fiscal 2002, 2001 and 2000, respectively. In addition, we are not in compliance with certain covenants of our revolving credit facility, which expires in April 2003. Further, we have debt payments past due, which relate to prior years' acquisitions. These conditions raise substantial doubt about our ability to continue as a going concern.

     We are executing a plan to address our financial needs. We recognize that we cannot continue to sustain the losses of both SEG and our Acuity CiMatrix Division. Accordingly, while we had not adopted a formal plan as of September 30, 2002 to dispose of SEG, on September 17, 2002 we announced that we were exploring the sale of SEG. During November 2002, we adopted a formal plan to sell SEG. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of SEG separately from continuing operations. Furthermore, the assets and liabilities of SEG are classified separately on the Consolidated Balance Sheets (see Note 8). Also, the Consolidated Statements of Cash Flows separately classify the cash usage from discontinued operations. We no longer will present segment information, as the continuing Acuity CiMatrix business is our only segment.

     Also, we continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. As of February 2003, we are in advanced discussions with one party interested in acquiring SEG, and we continue more preliminary exchanges with other possible acquirers. The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down our debt, reduce accounts payable, and provide working capital for our remaining businesses. Upon such sale, the assets supporting our current revolving credit agreement will be substantially reduced and we cannot be assured of having this credit agreement remain in place. Moreover, the continuation of our current line of credit is conditioned upon obtaining waivers for the events of noncompliance of that facility. Thus, our financial planning must include a replacement of our current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

     If we do not succeed in selling SEG, we will have insufficient working capital to continue in business. While we believe that we will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

     We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows:

TWELVE MONTH PERIOD ENDING DECEMBER 31:    FACILITIES    EQUIPMENT      TOTAL
---------------------------------------    ----------    ---------     ------
2003                                         $  760         $ 62       $  822
2004                                            585           40          625
2005                                            258           12          270
2006                                             30            2           32
                                             ------         ----       ------
     Total                                   $1,633         $116       $1,749
                                             ======         ====       ======

     Purchase Commitments -- As of December 31, 2002, we had approximately $2.0 million of purchase commitments with vendors, and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next twelve months.

Effect of Inflation

     Management believes that during the three months ended December 31, 2002 the effect of inflation was not material.


Recent Accounting Pronouncements

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

     Guarantees -- In November 2002, the FASB issued Interpretation No. 45
("FIN 45"), Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. Accordingly, the Company is currently determining what impact these provisions will have on its financial statements.


Forward-Looking Statements And Associated Risks

     This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in our business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control, including the following: we may not have sufficient resources to continue as a going concern; any significant downturn in the highly cyclical semiconductor industry or in general business conditions would likely result in a reduction of demand for our products and would be detrimental to our business; we will be unable to achieve profitable operations unless we increase quarterly revenues or make further cost reductions; relations with a major customer have deteriorated; a loss of or decrease in purchases by one of our significant customers could materially and adversely affect our revenues and profitability; economic difficulties encountered by certain of our foreign customers may result in order cancellations and reduced collections of outstanding receivables; development of our products requires significant lead time and we may fail to correctly anticipate the technical needs of our markets; inadequate cash flows and restrictions in our banking arrangements may impede production and prevent us from investing sufficient funds in research and development; the loss of key personnel could have a material adverse effect on our business; the large number of shares available for future sale could adversely affect the price of our common stock; and the volatility of our stock price could adversely affect the value of an investment in our common stock.

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

     We believe that our exposure to currency exchange fluctuation risk is insignificant because the operations of our international subsidiaries are immaterial. Sales of our U.S. divisions to foreign customers are primarily U.S. dollar denominated. During fiscal 2002 and 2003, we did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of foreign currency sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our senior management team, led by our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report, has concluded that there were deficiencies in the operation of our internal controls which adversely affected our ability to record, process, summarize and report financial data.

     (b) Changes in Internal Controls. As a result of the conclusions discussed above, under the direction of the Audit Committee and the Board of Directors, we are in the process of determining the appropriate corrective action to strengthen our internal controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC's rules and forms.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     In May 2002, a purported shareholder derivative action entitled Mead Ann Krim v. Pat V. Costa, et al., Civil Action No. 19604-NC, was filed in the Court of Chancery of the State of Delaware against the members of our Board of Directors, and against us as a nominal defendant. The individual defendants deny the wrongdoing alleged. The parties to this action have tentatively agreed in principle to settle the matter, subject to negotiation of appropriate settlement documents and completion of all procedures necessary to effect a final settlement.

     In February 2003, four of the former shareholders of Auto Image ID, Inc. filed an action in the United States District Court for the Eastern District of Pennsylvania, C. A. No. 03-841, seeking payments in excess of $2 million of amounts allegedly owed under promissory notes issued to them by us in connection with our purchase of Auto Image ID, Inc. in January 2001. The matter remains at a preliminary stage.

     In addition to legal proceedings discussed in our annual report on Form 10-K for the year ended September 30, 2002, we are presently involved in other litigation matters in the normal course of business. Based upon discussion with our legal counsel, management does not expect that these matters will have a material adverse impact on our consolidated financial statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - none

     (b) Report on Form 8-K.

     During the quarter ended December 31, 2002, we filed a current report on Form 8-K, dated October 25, 2002, with the Securities and Exchange Commission. The item reported on such Form 8-K was Item 5 - Other Events, which referenced the announcement that our request to transfer from the Nasdaq National Market to the Nasdaq Small Cap Market had been approved.

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



                                                   ROBOTIC VISION SYSTEMS, INC.
                                                   ----------------------------
                                                           Registrant


Dated: February 19, 2003                                 /s/ PAT V. COSTA
                                                   -----------------------------
                                                            PAT V. COSTA
                                                         President and CEO
                                                   (Principal Executive Officer)


Dated: February 19, 2003                               /s/ JOHN J. CONNOLLY
                                                   -----------------------------
                                                         JOHN J. CONNOLLY
                                                     Chief Financial Officer
                                                    (Principal Financial and
                                                        Accounting Officer)

I, Pat V. Costa, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Robotic Vision Systems, Inc. (the "registrant")

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ PAT V. COSTA
                                                     ---------------------------
                                                     Pat V. Costa
                                                     Chairman, President and
                                                     Chief Executive Officer

Date: February 19, 2003

I, John J. Connolly, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Robotic Vision Systems, Inc. (the "registrant")

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ JOHN J. CONNOLLY
                                                     ---------------------------
                                                     John J. Connolly
                                                     Chief Financial Officer
                                                     and Treasurer

Date: February 19, 2003