Form 10-Q
period 2003-03-31
ROBOTIC VISION SYSTEMS INC
filed 2003-05-20
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003          Commission File Number 0-8623

                          ROBOTIC VISION SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                            11-2400145
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)

                      486 AMHERST STREET, NASHUA, NH 03063
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (603) 598-8400

                        5 Shawmut Road, Canton, MA 02021
          (Former address, if changed since last report on Form 10-Q)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act).
                                 YES [ ] NO [X]

Number of shares of common stock outstanding as of May 16, 2003  61,293,730

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                      MARCH 31,          SEPTEMBER 30,
                                                                        2003                 2002
                                                                     ----------           ----------
                              ASSETS

Current Assets:
  Cash and cash equivalents                                          $      440           $      446
  Accounts receivable, net                                                3,245                3,560
  Inventories                                                             3,510                4,678
  Prepaid expenses and other current assets                                 730                  812
  Assets of discontinued operations                                      25,132               38,475
                                                                     ----------           ----------
     Total current assets                                                33,057               47,971
  Plant and equipment, net                                                  836                1,433
  Goodwill                                                                1,554                1,554
  Software development costs, net                                         3,146                3,438
  Other assets                                                            2,306                2,493
                                                                     ----------           ----------
                                                                     $   40,899           $   56,889
                                                                     ==========           ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility                                          $    8,609           $    7,132
  Notes payable and current portion of long-term debt                     2,390                2,364
  Accounts payable current                                                2,324                2,893
  Accounts payable past-due                                               2,867                1,699
  Accrued expenses and other current liabilities                          5,646                5,408
  Deferred gross profit                                                     244                    5
  Liabilities of discontinued operations                                 26,763               22,269
                                                                     ----------           ----------
     Total current liabilities                                           48,843               41,770
  Long-term debt                                                          2,291                1,882
                                                                     ----------           ----------
     Total liabilities                                                   51,134               43,652
  Commitments and contingencies                                            --                   --
  Stockholders' Equity:
  Common stock, $.01 par value; shares authorized 100,000
    shares, issued and outstanding; March 31, 2003 - 61,292
    and September 30, 2002 - 60,657                                         611                  607
  Additional paid-in capital                                            293,093              292,990
  Accumulated deficit                                                  (302,153)            (278,798)
  Accumulated other comprehensive loss                                   (1,786)              (1,562)
                                                                     ----------           ----------
     Total stockholders' equity                                         (10,235)              13,237
                                                                     ----------           ----------
                                                                     $   40,899           $   56,889
                                                                     ==========           ==========

                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   MARCH 31,                           MARCH 31,
                                                        ---------------------------           ---------------------------
                                                          2003               2002               2003               2002
                                                        --------           --------           --------           --------
Revenues                                                $  3,676           $  6,781           $  8,730           $ 15,333
Cost of revenues                                           1,847              3,225              5,005              7,758
                                                        --------           --------           --------           --------
  Gross profit                                             1,829              3,556              3,725              7,575
                                                        --------           --------           --------           --------

Operating costs and expenses:
  Research and development expenses                          876              1,648              2,029              3,424
  Selling, general and administrative expenses             4,451              5,385              8,871             11,362
  Gain on sale of assets                                      --                 --                 --             (6,935)
  Severance and other charges                                309                  1                309                 27
                                                        --------           --------           --------           --------
 Loss income from operations                              (3,807)            (3,478)            (7,484)              (303)
Interest expense, net                                       (240)              (209)              (493)              (468)
                                                        --------           --------           --------           --------
  Loss from continuing operations                         (4,047)            (3,687)            (7,977)              (771)
Loss from discontinued operations                        (10,785)            (5,031)           (15,389)           (11,386)
                                                        --------           --------           --------           --------
  Loss before provision for income taxes                 (14,832)            (8,718)           (23,366)           (12,157)
Provision for income taxes                                    --                 --                 --                 --
                                                        --------           --------           --------           --------
  Net loss                                              $(14,832)          $ (8,718)          $(23,366)          $(12,157)
                                                        ========           ========           ========           ========

Per Share:
 Loss income from continuing operations:
  Basic                                                 $  (0.06)          $  (0.08)          $  (0.13)          $  (0.02)
                                                        ========           ========           ========           ========
  Diluted                                               $  (0.06)          $  (0.08)          $  (0.13)          $  (0.02)
                                                        ========           ========           ========           ========
Loss from discontinued operations:
  Basic                                                 $  (0.18)          $  (0.11)          $  (0.25)          $  (0.26)
                                                        ========           ========           ========           ========
  Diluted                                               $  (0.18)          $  (0.11)          $  (0.25)          $  (0.26)
                                                        ========           ========           ========           ========
Net loss:
  Basic                                                 $  (0.24)          $  (0.19)          $  (0.38)          $  (0.28)
                                                        ========           ========           ========           ========
  Diluted                                               $  (0.24)          $  (0.19)          $  (0.38)          $  (0.28)
                                                        ========           ========           ========           ========
Weighted Average Shares
  Basic                                                   61,170             45,354             60,916             43,509
  Diluted                                                 61,170             45,354             60,916             43,509


                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS
                                                                                            ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                       2003                 2002
                                                                                    ---------            ---------
OPERATING ACTIVITIES:
Net loss                                                                            $  (7,977)           $    (771)
Adjustments to reconcile net loss to net cash used in operating
 Activities
  Depreciation and amortization                                                         1,347                1,743
  Non cash restructuring                                                                  145                   --
  Issuance of warrants and shares in lieu of cash                                          38                   29
  Bad debt provision                                                                      241                   --
  Gain on sale of assets                                                                   --               (6,935)
  Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
    Accounts receivable                                                                    74                  754
    Inventories                                                                         1,168                  517
    Prepaid expenses and other current assets                                              82                  288
    Other assets                                                                          (56)                 352
    Accounts payable current                                                             (569)              (1,064)
    Accounts payable past-due                                                           1,168                 (426)
    Accrued expenses and other current liabilities                                        (28)              (1,058)
    Deferred gross profit                                                                 239                   --
                                                                                    ---------            ---------
  Net cash used in continuing operating activities                                     (4,034)              (6,571)

Net cash provided by (used in) operating activities of discontinued
   Operations                                                                           2,448               (9,092)
                                                                                    ---------            ---------
    Net cash used in operating activities                                              (1,586)             (15,663)
INVESTING ACTIVITIES:
Additions to plant and equipment, net                                                     (15)                (211)
Additions to software development costs                                                  (307)                (266)
Proceeds from sale of assets                                                               --               10,189
                                                                                    ---------            ---------
  Net cash (used in) provided by investing activities                                    (323)               9,712
                                                                                    ---------            ---------
FINANCING ACTIVITIES:
Issuance of convertible note                                                              500                   --
Net proceeds from (payments of) revolving credit facility                               1,477                3,060
Repayment of long-term borrowings                                                          --                 (239)
                                                                                    ---------            ---------
  Net cash provided by (used) in financing activities                                   1,977                2,821
                                                                                    ---------            ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              (74)                  14
                                                                                    ---------            ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (6)              (3,116)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                     446                3,887
                                                                                    =========            =========
  End of period                                                                     $     440            $     771
                                                                                    =========            =========
Supplemental Cash Flow Information:
Interest paid                                                                       $     180            $     413
                                                                                    =========            =========
Taxes paid                                                                          $      --            $      55
                                                                                    =========            =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of prepaid warrants for 10,036 shares of common stock             $      --            $   5,627
                                                                                    =========            =========
Issuance of 2,012 shares of common stock in payment of accrued warrant premium      $      --            $   1,521
                                                                                    =========            =========

                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS OVERVIEW AND GOING CONCERN CONSIDERATIONS

    The consolidated balance sheet of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") as of March 31, 2003, the consolidated statements of operations for the three and six month periods ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the six month periods ended March 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002. The operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

    Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant in accordance with specified standards and procedures prior to the filing of such quarterly report with the Securities and Exchange Commission. As a result of fees owing to the Company's independent auditors, such auditors declined to review the Company's interim financial statements included in this quarterly report on Form 10-Q.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of the Company's Semiconductor Equipment Group ("SEG"), there is no certainty that the Company will have the financial resources to continue in business. The Company has incurred operating losses for fiscal 2002 and 2001 amounting to $40,539 and $83,226, respectively, and negative cash flows from operations for fiscal 2002, 2001 and 2000 amounting to $25,905, $12,584 and $21,222, respectively. In addition, the Company was not as of March 31, 2003, in compliance with certain covenants of its revolving credit facility, which was due to expire on April 28, 2003. The termination date has been extended three times by the lender, the latest of which extends the facility termination date to May 23, 2003. Further, the Company has debt payments due which relate to acquisitions the Company has made. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

    The Company is executing a plan to address its financial needs. The Company recognizes that it cannot continue to sustain the losses of both its SEG and Acuity CiMatrix Division. Accordingly, during November 2002, the Company adopted a formal plan to sell SEG. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of SEG separately from continuing operations. Furthermore, the assets and liabilities of SEG are classified separately under discontinued operations on the Consolidated Balance Sheets (see Note 9). Also, the Consolidated Statements of Cash Flows classify separately the cash usage from discontinued operations. The Company no longer will present segment information, as the continuing Acuity CiMatrix business is its only segment.

    On April 11, 2003, the Company entered into a Settlement and Release Agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1,000 to the Company. On the same date, the Company entered into a Loan Agreement with this customer ("Lender"), which provided for the loan of $4,000 to the Company, in two tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time the Company delivered to Lender a secured promissory note in the amount of $2,000 with a maturity date of April 2004. The second closing for the delivery of a separate promissory note is subject to terms and conditions.

    On April 17, 2003, the Company engaged the services of The U-Group LLC, for the purposes of providing management services to the Company's Semiconductor Equipment Group. The U-Group is comprised of a number of executives with significant semiconductor capital equipment industry experience. The Company has charged The U-Group with restoring SEG's profitability, improving SEG's balance sheet, and restructuring SEG's debt. The Company believes that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained. The U-Group is also charged with assisting in the sale of SEG, as well as with bringing additional capital into that business.

    The Company has not altered its belief that the sale of SEG is in the best interests of shareholders, nor has the Company changed its desire to consummate a sale of SEG at the earliest date. The Company has, however, determined that SEG can be made to be either profitable or cash-flow positive. As a result, the Company believes the sale can wait for an appropriate buyer for SEG at a price that more closely reflects SEG's value. The Company continues to solicit interest in SEG from prospective buyers

    The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down the Company's debt, reduce accounts payable, and provide working capital for the Company's remaining businesses, however, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. Furthermore it cannot be assured that the credit facility will continue to be extended or a new credit facility established with a new lender. Thus, the Company's financial planning must include a replacement of its current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

    Because the timing and proceeds of a prospective sale of SEG is uncertain, the Company recognizes that it will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, Pat V. Costa, the Company's Chairman, President and CEO, loaned the Company
$500 and the Company issued a 9% Convertible Senior Note. The Company's plan also calls for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

    If the Company does not sell SEG, it will have insufficient working capital to continue in business. Even if the Company were to complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance the Company's remaining businesses. In that event, the Company would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

2.  INVENTORIES

    Inventories consisted of the following:

                                       MARCH 31, 2003   SEPTEMBER 30, 2002
                                       --------------   ------------------
                  Raw Materials             $1,729           $2,214
                  Work-in-Process              795              927
                  Finished Goods               986            1,537
                                            ------           ------
                       Total                $3,510           $4,678
                                            ======           ======

    Inventory on consignment was $6 and $84 at March 31, 2003 and September 30, 2002, respectively.

3.  EARNINGS PER SHARE

Basic net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net income (loss) per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of net loss per share for the three and six months ended March 31, 2003 and 2002 are as follows:

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             MARCH 31,                         MARCH 31,
                                                                    -------------------------         -------------------------
                                                                      2003             2002             2003             2002
                                                                    --------         --------         --------         --------
BASIC AND DILUTED EPS
Loss from continuing operations                                     $ (4,047)        $ (3,687)        $ (7,977)        $   (771)
Premium on warrants                                                       --              (55)              (2)            (198)
Common stock dividend                                                     --               --              (18)              --
                                                                    --------         --------         --------         --------
Loss from continuing operations - basic numerator                     (4,047)          (3,742)          (7,997)            (969)
Loss from discontinued operations - basic numerator                  (10,785)          (5,031)         (15,389)         (11,386)
                                                                    --------         --------         --------         --------
Net loss - basic numerator                                           (14,832)          (8,773)         (23,386)         (12,355)
Weighted average number of common shares - basic denominator          61,170           45,354           60,916           43,509
                                                                    --------         --------         --------         --------
Per Share:
Loss from continuing operations - basic                             $  (0.06)        $  (0.08)        $  (0.13)        $  (0.02)
                                                                    ========         ========         ========         ========
Loss from discontinued operations - basic                           $  (0.18)        $  (0.11)        $  (0.25)        $  (0.26)
                                                                    ========         ========         ========         ========
Net loss - basic                                                    $  (0.24)        $  (0.19)        $  (0.38)        $  (0.28)
                                                                    ========         ========         ========         ========
DILUTED EARNINGS PER SHARE

Loss from continuing operations - basic numerator                   $ (4,047)        $ (3,742)        $ (7,997)        $   (969)
Effect of conversion of prepaid warrants                                 (--)             (--)             (--)             (--)
                                                                    --------         --------         --------         --------
Loss from continuing operations - diluted numerator
                                                                      (4,047)          (3,742)          (7,997)            (969)
Loss from discontinued operations - diluted numerator                (10,785)          (5,031)         (15,389)         (11,386)
                                                                    --------         --------         --------         --------
Net loss - diluted numerator                                        $(14,832)        $ (8,773)        $(23,386)        $(12,355)
Weighted average number of common shares - basic denominator          61,170           45,354           60,916           43,509
Effect of conversion of prepaid warrants                                  --               --               --               --
Effect of other dilutive common stock options and warrants                --               --               --               --
Weighted average number of common and common equivalent
shares - diluted denominator                                          61,170           45,354           60,916           43,509

Per Share:                                                          $  (0.06)        $  (0.08)        $  (0.13)        $  (0.02)
                                                                    ========         ========         ========         ========
Loss from continuing operations - diluted                           $  (0.18)        $  (0.11)        $  (0.25)        $  (0.26)
                                                                    ========         ========         ========         ========
Loss from discontinued operations - diluted                         $  (0.24)        $  (0.19)        $  (0.38)        $  (0.28)
                                                                    ========         ========         ========         ========
Net loss - diluted

For the three and six month periods ended March 31, 2003 and 2002, potential common shares were anti-dilutive due to the loss for the period. For the three month periods ended March 31, 2003 and March 31, 2002 and for the six month periods ended March 31, 2003 and March 31, 2002, the Company had potential common shares excluded from the earnings per share calculations of 12,236, 7,777, 11,448 and 7,869, respectively.

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

                                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                      MARCH 31,                               MARCH 31,
                                                            -----------------------------           -----------------------------
                                                              2003                2002                2003                 2001
                                                            ---------           ---------           ---------           ---------
Net loss .........................................          $ (14,832)          $  (8,718)          $ (23,366)          $ (12,157)
Effect of foreign currency translation adjustments               (155)                 55                (224)                 62
                                                            ---------           ---------           ---------           ---------
Comprehensive loss ...............................          $ (14,987)          $  (8,663)          $ (23,590)          $ (12,095)
                                                            =========           =========           =========           =========

5.  REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

REVOLVING CREDIT FACILITY

    The Company has a $10,000 revolving credit facility, which was due to expire on April 28, 2003. The termination date has been extended three times by the lender, the latest of which extends the facility termination date to May 23, 2003. The Company is currently in discussions with the lender seeking to obtain an additional extension of time and is also seeking an alternative financing source. The current credit facility allows for borrowings of up to 90% of eligible foreign receivables up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and any bank reserves. At March 31, 2003, the amount available under the line was $8,775 against which the Company had $8,609 of borrowings, resulting in availability at March 31, 2003 of $166, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.25% at March 31, 2003). At March 31, 2003, the Company was not in compliance with certain covenants of the credit agreement, and therefore in technical default, although, the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings. Further, due to the terms of the credit facility, there can be no certainty that there will be available borrowings under the credit facility.

NOTES PAYABLE AND LONG-TERM DEBT:

    Notes payable and long-term debt at March 31, 2003 and September 30, 2002 consisted of the following:

                                                                       MAR 31        SEPT 30
                                                                        2003          2002
                                                                       -------       -------
         AIID notes payable -- prime rate (4.25% at March 31, 2003
          and 4.75% at September 30, 2002)                               4,245         4,219
         9% Convertible Senior Note - due December 4, 2005                 436            --
         Other borrowings                                                   --            27
                                                                       -------       -------
         Total notes payable and long-term debt                          4,681         4,246
         Less notes payable and current portion of long-term debt       (2,390)       (2,364)
                                                                       -------       -------
         Long-term debt                                                $ 2,291       $ 1,882
                                                                       =======       =======

    On January 3, 2002, a payment of $1,855 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002 in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants with an exercise price of $1.14 per share. The fair value of these warrants (determined using Black-Scholes pricing model), totaling approximately $137, was charged to operations through January 2003. In accordance with the agreement with the other former stockholders, the Company made note principal and interest payments on April 1, 2002 of approximately $516 and $31, respectively, and note principal and interest payments on August 1, 2002 of $536 and $29, respectively. The Company did not make the December 2002 and January 2003 installment payments due of $535 and $1,855, respectively, and is therefore in default. Seven of the former shareholders have filed lawsuits against the Company seeking payment of all amounts currently past due. There is no provision in the AIID promissory notes giving rights of acceleration of the future installments due in the event of default under the arrangement. As a result, the Company has classified the payments due during fiscal 2004 in the amount of $1,855 as long-term debt in the accompanying consolidated financial statements. In May 2003, the Company reached a tentative settlement with these noteholders to reschedule payment.

    As of May 20, 2003, the Company was in default of an aggregate of $12,445 of its borrowings.

    Principal maturities of notes payable and long-term debt as of March 31, 2003 are as follows:

                  2003                   $   2,390
                  2004                       1,855
                  2005                         436
                  2006                          --
                                         ---------
                  Total                  $   4,681
                                         =========

    On December 4, 2002, Pat V. Costa (the "Holder"), loaned the Company $500 and the Company issued a 9% Convertible Senior Note in the amount of $500. Under the terms of this note, the Company is required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003, and pay the principal amount on December 4, 2005. This note allows the Holder to require earlier redemption by the Company in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, the Holder may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by the Holder until the note is paid in full or by the Company if at any time following the closing date the closing price of the Company's Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. The Holder's conversion price is equal to 125% of the average closing price of our common stock for the thirty consecutive trading days ending December 3, 2002, or $0.42 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, the Company recorded a dividend in the amount of approximately $18 on December 4, 2002. The Company did not make the semiannual interest payment due on May 15, 2003.

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

6.  RESTRUCTURING

    During the three months period ended March 31, 2003, the Company took additional steps in order to reduce its costs, including a reduction of approximately 4 employees. Included in this restructuring are costs associated with the closing of the Company's Canton, MA facility and relocating those operations to the Company's Nashua, NH facility. A summary of the 2003 remaining restructuring costs is as follows:

                                                LIABILITY         Q1             Q2           NON
                                                   AT         FISCAL 2003    FISCAL 2003      CASH           CASH       LIABILITY AT
                                                SEPT. 30.       AMOUNTS        AMOUNTS       AMOUNTS        AMOUNTS        MARCH 31,
                                                  2002          ACCRUED        ACCRUED       INCURRED       INCURRED         2003
                                                 ------         ------         ------         ------         ------         ------
         Severance payments to employees         $   48             --         $   39             --         $   73         $   14
         Exit costs from facilities ....             77             --            176             --            134            119
         Write-off of other tangible and
         intangible assets .............             --             --             94             94             --             --
                                                 ------         ------         ------         ------         ------         ------
                   Total ...............         $  125         $   --         $  309         $   94         $  207         $  133
                                                 ======         ======         ======         ======         ======         ======

     In the six month period ended March 31, 2002, the Company took steps to reduce its costs, recording severance and other charges of approximately $27.

7.  WARRANTY COSTS

    We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $50 and $25 during the three month periods ended March 31, 2003 and March 31, 2002, respectively, and $100 and $45 during the six month periods ended March 31, 2003 and 2002, respectively. A summary of accrued warranty costs at March 31, 2003 is as follows:

         LIABILITY AT       CHARGED TO                    LIABILITY AT
         SEPTEMBER 30,       COSTS AND        AMOUNTS       MARCH 31,
             2002            EXPENSES       WRITTEN-OFF       2003
         -------------      ----------      -----------   ------------
           $   120            $ 100           $ 100          $  120

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

Summary operating results of the discontinued operation for the three and six months ended March 31, 2003 and 2002 were as follows:

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            MARCH 31,                           MARCH 31,
                                                   --------------------------          --------------------------
                                                     2003              2002              2003              2002
                                                   --------          --------          --------          --------
         Revenues                                  $  5,711          $  7,262          $ 11,046          $ 13,675
         Operating loss                             (10,756)           (4,997)          (15,292)          (11,257)
         Loss from discontinued operations          (10,785)           (5,031)          (15,389)          (11,386)

The operating losses in the three month periods ended March 31, 2003 and 2002 and the six month periods ended March 31, 2003 and 2002 include depreciation and amortization of intangibles of $859, $1,585, $1,939 and $3,153, respectively.

    Assets and liabilities of the discontinued operation related to the Company's SEG business identified for sale are as follows:

                                                            MARCH 31, 2003  SEPTEMBER 30, 2002
                                                               ---------         ---------
         Accounts receivables, net                             $   5,153         $  10,014
         Inventory, net                                           11,746            18,090
         Other current assets                                        535               255
         Property, plant and equipment, net                        3,187             4,300
         Other assets, including intangible assets                 4,511             5,816
                                                               ---------         ---------
              Assets of discontinued operations                $  25,132         $  38,475
                                                               ---------         ---------
         Accounts payable                                      $   6,868         $   6,453
         Accrued expenses and other current liabilities           16,534            12,205
         Short-term debt                                           2,581             2,417
         Long-term debt                                              780             1,194
                                                               ---------         ---------
              Liabilities of discontinued operations           $  26,763         $  22,269
                                                               ---------         ---------
         Net assets of discontinued operations                 $  (1,631)        $  16,206
                                                               ---------         ---------

    The above table includes net assets identified as those pertaining to the SEG business, however, the Company is not certain at this time that all of these net assets will be included in an ultimate sale.

    In November 2002, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with the Company and continuing through the sale of SEG. The current cash value of the award is approximately $720. The Company is accruing these agreements over the expected service period, which has been based upon the estimated timing of the sale of SEG. The Company accrued approximately $600 as of March 31, 2003.

    In February 2003, the Company closed its New Berlin, WI and Tucson, AZ facilities, and consolidated these SEG operations into its Hauppauge, NY facility. This restructuring included costs related to the closing of these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this restructuring totaling $6,926 was comprised of inventory charges of $3,397, facility exit costs of $2,486, property plant and equipment write-offs of $427, severance charges of $228, and other asset write-offs of $388. The restructuring charge is included in the loss from discontinued operations.

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

10.  SUBSEQUENT EVENTS

    On April 11, 2003, the Company entered into a Settlement and Release Agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1,000 to the Company. On the same date, the Company entered into a Loan Agreement with this customer ("Lender"), which provided for the loan of $4,000 to the Company, in two tranches, subject to the conditions of each closing. The first closing occurred on April 11, at which time the Company delivered to Lender a secured promissory note in the amount of $2,000 with a maturity date of April 2004. The second closing for the delivery of a separate promissory note is subject to terms and conditions.

    The Company's credit facility was due to expire on April 28, 2003. The termination date has been extended three times by the lender, the latest of which extends the facility termination date to May 23, 2003. Under the extensions, the lender has continued to provide credit to the Company on the same conditions as it did during the term of the revolving credit agreement. The Company is seeking an alternative financing source and is currently in discussions with other lending institutions.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

    Restructuring -- In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have an impact on the Company's consolidated balance sheet or statement of operations.

    Guarantees -- In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. Accordingly, the Company is currently determining what impact these provisions will have on its financial statements.

12. GOODWILL

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives

   In accordance with SFAS No. 142, The Company initiated a goodwill impairment assessment during the second quarter of fiscal 2003. The results of this analysis concluded that there was no impairment charge. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

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

     The accompanying financial statements have been prepared assuming we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of the Semiconductor Equipment Group ("SEG"), there is no certainty that we will have the financial resources to continue in business. We have incurred operating losses for fiscal 2002 and 2001 amounting to $40.5 million and $83.2 million, respectively, and negative cash flows from operations for fiscal 2002, 2001 and 2000 amounting to $25.9 million, $12.6 million and $21.2 million, respectively. In addition, we were not as of March 31, 2003, in compliance with certain covenants of our revolving credit facility, which was due to expire on April 28, 2003. The termination date has been extended three times by the lender, the latest of which extends the facility termination date to May 23, 2003. Further, we have debt payments due which relate to acquisitions we have made. These conditions raise substantial doubt about our ability to continue as a going concern.

    We are executing a plan to address our financial needs. We recognize that we cannot continue to sustain the losses of both SEG and our Acuity CiMatrix Division. Accordingly, during November 2002, we adopted a formal plan to sell SEG. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of SEG separately from continuing operations. Furthermore, the assets and liabilities of SEG are classified separately under discontinued operations on the Consolidated Balance Sheets (see
Note 9). Also, the Consolidated Statements of Cash Flows classify separately the cash usage from discontinued operations. We no longer will present segment information, as the continuing Acuity CiMatrix business is our only segment.

    On April 11, 2003, we entered into a Settlement and Release Agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1.0 million to us. On the same date, we entered into a Loan Agreement with this customer ("Lender"), which provided for the loan of $4.0 million to us, in two tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time we delivered to Lender a secured promissory note in the amount of $2.0 million with a maturity date of April 2004. The second closing for the delivery of a separate promissory note is subject to terms and conditions.

    On April 17, 2003, we engaged the services of The U-Group LLC, for the purposes of providing management services to our Semiconductor Equipment Group. The U-Group is comprised of number of executives with significant semiconductor capital equipment industry experience. We have charged The U-Group with restoring SEG's profitability, improving SEG's balance sheet, and restructuring SEG's debt. We believe that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained. The U-Group is also charged with assisting in the sale of SEG as well as with bringing additional capital into that business.

    We have not altered our belief that the sale of SEG is in the best interests of shareholders, nor have we changed our desire to consummate a sale of SEG at the earliest date. We have, however, determined that SEG can be made to be either profitable or cash-flow positive. As a result, we believe the sale can wait for an appropriate buyer for SEG at a price that more closely reflects SEG's value. We continue to solicit interest in SEG from prospective buyers.

     The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down our debt, reduce accounts payable, and provide working capital for our remaining businesses, however, no assurance can be given that SEG will be sold at a price, or on sufficient terms to allow for such a result.

Furthermore we cannot be assured that the credit facility will continue to be extended or a new credit facility established with a new lender. Thus, our financial planning must include a replacement of our current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

     Because the timing and proceeds of a prospective sale of SEG is uncertain, we recognize that we will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, Pat V. Costa, our Chairman, President and CEO, loaned us $0.5 million and we issued a 9% Convertible Senior Note. Our plans also call for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

     If we do not sell SEG, we will have insufficient working capital to continue in business. While we believe that we will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

Results of Operations

    As part of our discussion of results of operations, we have excluded the results of SEG, as the discontinued operation, for the three and six month periods ended March 31, 2003 and 2002.

    For the three month period ended March 31, 2003, bookings were $4.6 million and revenues were $3.7 million. This compares to bookings of $7.2 million and revenues of $6.8 million for the three month period ended March 31, 2002. Bookings and revenues in the six month period ended March 31, 2003 were $8.9 million and $8.7 million, respectively, as compared to $13.5 million and $15.3 million in the six month period ended March 31, 2002. The bookings and revenues in the six month period ended March 31, 2002, included $1.7 million and $2.8 million, respectively, associated with our material handling business. Excluding the material handling business, bookings were $11.7 million and revenues were $12.5 million, respectively, in the six month period ended March 31, 2002. The decline in our bookings and revenues in the current quarter is a reflection of a general industry slowdown, as a result of which our customers have decreased demand for our products.

    The gross profit margin was negatively affected by the decline in revenues. The gross margins as a percentage of revenues were 49.8% and 42.7% in the three and six months ended March 31, 2003 compared to 52.4% and 49.4% in the three and six month periods ended March 31, 2002. Excluding the effects of the material handling business, margins were 53.3% of revenues in the six month period ended March 31, 2002. The lower gross profit margin primarily reflects the impact of the fixed costs as a percentage of the lower level of sales, as well as the impact of $0.4 million of inventory provisions recorded in the three and six months ended March 31, 2003.

    Research and development expenses were $0.9 million, or 24% of revenues, in the three month period ended March 31, 2003, compared to $1.6 million, or 24% of revenues, in the three month period ended March 31, 2002. Research and development expenses were $2.0 million, or 23% of revenues, in the six month period ended March 31, 2003, compared to $3.4 million, or 22% of revenues, in the six month period ended March 31, 2002. Excluding the effects of the material handling business, research and development expenses were $3.0 million or 24% of revenues in the six month period ended March 31, 2002. The lower level of expenses reflects a lower level of fixed costs, based on the many cost reductions taken in fiscal 2002. In fiscal 2003, we intend to continue to invest in enhancing our two-dimensional barcode reading products.

    In the three and six month periods ended March 31, 2003, we capitalized approximately $0.1 million and $0.3 million in software development costs under Statement of Financial Accounting Standards No. 86 as compared with $0.1 million and $0.3 million in the three and six month periods ended March 31, 2002. The related amortization expense was $0.3 million and $0.6 million for the three and six month periods ended March 31, 2003, respectively, and compares with $0.3 million and $0.6 million for the three and six month periods ended March 31, 2002. The amortization costs are included in cost of sales.

    Selling, general and administrative expenses were $4.5 million, or 121% of revenues, in the three month period ended March 31, 2003, compared to $5.4 million, or 79% of revenues, in the three month period ended March 31, 2002. Selling, general and administrative expenses were $8.9 million, or 102% of revenues, in the six month period ended March 31, 2003, compared to $11.4 million, or 74% of revenues, in the six month period ended March 31, 2002. Excluding the effects of the material handling business, selling, general and administrative expenses in the six month period ended March 31, 2002 were $10.6 million, or 85% of revenues. The lower level of expenses reflects a combination of lower levels of variable selling expenses associated with the decrease in revenues and the lower level of fixed costs, based on the many cost reductions taken in fiscal 2002.

    During the three months period ended March 31, 2003, the Company took additional steps in order to reduce its costs, including a reduction of approximately 4 employees. Included in this restructuring are costs associated with the closing of the Company's Canton, MA facility and relocating those operations to the Company's Nashua, NH facility. A summary of the 2002 remaining restructuring costs is as follows (in thousands):

                                               LIABILITY         Q1             Q2            NON
                                                  AT         FISCAL 2003    FISCAL 2003       CASH           CASH       LIABILITY AT
                                               SEPT. 30.       AMOUNTS        AMOUNTS        AMOUNTS        AMOUNTS       MARCH 31,
                                                 2002          ACCRUED        ACCRUED        INCURRED       INCURRED        2003
                                                -------        -------        -------        -------        -------        -------
         Severance payments to employees        $    48             --        $    39             --        $    73        $    14
         Exit costs from facilities ....             77             --            176             --            134            119
         Write-off of other tangible and
           intangible assets ...........             --             --             94             94             --             --
                                                -------        -------        -------        -------        -------        -------
                   Total ...............        $   125        $    --        $   309        $    94        $   207        $   133
                                                =======        =======        =======        =======        =======        =======

    In the six month period ended March 31, 2002, the Company took steps to reduce its costs, recording severance and other charges of approximately $27 thousand.

    Net interest expense was $0.2 million and $0.5 million in the three and six month periods ended March 31, 2003 and also in the three and six month periods ended March 31, 2002. The interest expense relates primarily to the acquisition debt and bank borrowings.

    There were no tax provisions in the three and six months ended March 31, 2003 and 2002, due to the losses incurred and full valuation allowance provided against net operating loss carryforwards.

Discontinued operations

    For the three and six months ended March 31, 2003, revenues from discontinued operations were $5.7 million and $11.0 million, compared to $7.3 million and $13.7 million for the three and six months ended March 31, 2002. The decline in revenues related to demand for the products and the uncertainty surrounding the potential sale of SEG.

    For the three and six months ended March 31, 2003, the loss from discontinued operations was $10.8 million and $15.4 million, respectively,compared to $5.0 million and $11.4 million, respectively, for the three and six months ended March 31, 2002. The increase in operating losses can be attributed to restructuring charges in the current quarter relating to closure of facilities in New Berlin, WI and Tucson, AZ. The restructuring charges were offset in part by cost reductions implemented in fiscal 2002.

    In February 2003, we closed our New Berlin, WI and Tucson, AZ facilities, and consolidated these SEG operations into our Hauppauge, NY facility. This restructuring included costs related to the closing of these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this restructuring totaling $6.9 million was comprised of inventory charges of $3.4 million, facility exit costs of $2.5 million property plant and equipment write-offs of $0.4 million, severance charges of $0.2 million, and other asset write-offs of $0.4 million. The restructuring charge is included in the loss from discontinued operations.

    As of March 31, 2003, SEG had future lease commitments for facilities and equipment of $13.7 million. We are not certain at this time that all of these lease commitments will be included in an ultimate sale.

    As of March 31, 2003, SEG had purchase commitments with vendors of approximately $15.9 million, which included computers, handling equipment, and manufactured components for the lead scanning, wafer scanning, substrate scanning, handling and ball attach product lines. We are not certain at this time that all of these purchase commitments will be included in an ultimate sale. As a result of the slowdown experienced by SEG, we identified certain purchase commitments for products that have been discontinued. We have recorded a loss in the amount of $1.1 million related to these commitments in the three month period ended March 31, 2003.

    We have a contingent liability totaling approximately $0.7 million, payable in cash, to certain SEG senior management and technical employees who were granted retention agreements. We are accruing these agreements over the expected service period, which has been based upon the estimated timing of the SEG sale. We accrued approximately $0.6 million as of March 31, 2003.

Liquidity And Capital Resources

    On December 4, 2002, Pat V. Costa (the "Holder"), loaned us $0.5 million and we issued a 9% Convertible Senior Note in the amount of $0.5 million. Under the terms of this note, we are required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003 and pay the principal amount on December 4, 2005. This note allows the Holder to require earlier redemption by us in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, the Holder may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by the Holder until the note is paid in full or by us if at any time following the closing date the closing price of our Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. The Holder's conversion price is equal to 125% of the average closing price of our common stock for the thirty consecutive trading days ending on December 3, 2002, or $0.42 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, we recorded a dividend in the amount of approximately $18 on December 4, 2002. We did not make the semiannual interest payment due on May 15, 2003.

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

    On December 4, 2002, as a condition to making the loan mentioned above and in order to secure the prompt and complete payment, we entered into a Security Agreement with Pat V. Costa in connection with the 9% Convertible Senior Note. Under the terms of this agreement, we granted Mr. Costa a security interest in certain of our assets.

    Our cash balance remained at $0.4 million, in the six month period ended March 31, 2003, primarily as a result of $1.6 million of net cash used in operating activities, $0.3 million of net cash used by investing activities, and $2.0 million of net cash provided by financing activities.

    The $1.6 million of net cash used in operating activities was primarily a result of the $8.0 million loss from continuing operations in the six month period ended March 31, 2003, offset in part by net cash provided by discontinued operations of $2.4 million, depreciation and amortization of $1.3 million, a decrease in inventory of $1.2 million, a decrease in accounts payable of $0.6 million and decreases in accrued expenses and other current liabilities of $0.2 million.

    Additions to plant and equipment were minimal in the six month period ended March 31, 2003, as compared to $0.2 million in fiscal 2002. The capitalized software development costs for fiscal 2003 were $0.3 million as compared with $0.3 million in fiscal 2002.

    We have a $10.0 million credit facility, which was due to expire on April 28, 2003. The termination date has been extended three times by the lender, the latest of which extends the facility termination date to May 23, 2003. The Company is currently in discussions with the lender seeking to obtain an additional extension of time, and is also seeking an alternative financing source. This credit facility allows for borrowings of up to 90% of eligible foreign receivables up to $10 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and bank reserves. At March 31, 2003, the amount available under the line was $8.8 million, against which we had $8.6 million of borrowings, resulting in availability at March 31, 2003 of $0.2 million, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (5.25 % at March 31, 2003). We are not in compliance with certain covenants of the credit agreement, and therefore in technical default on the facility, although, the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings. Further, due to the terms of the credit facility, there can be no certainty that there will be available borrowings under the line.

    As of May 20, 2003, we were in default of an aggregate of $12.4 million of our borrowings.

    Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of SEG, there is no certainty that we will have the financial resources to continue in business. We have incurred operating losses in fiscal 2002 amounting to $41.8 million, and $104.4 million in fiscal 2002. Net cash used in operating activities amounted to $25.9 million, $12.6 million and $21.2 million in fiscal 2002, 2001 and 2000, respectively. In addition, we are in technical default of our credit facility which may not be extended beyond May 23, 2003. The bank may immediately call for repayment of outstanding borrowings under this credit facility. These conditions raise substantial doubt about our ability to continue as a going concern.

    We are executing a plan to address our financial needs. We recognize that we cannot continue to sustain the losses of both SEG and our Acuity CiMatrix Division. Accordingly, during November 2002, we adopted a formal plan to sell SEG. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of SEG separately from continuing operations. Furthermore, the assets and liabilities of SEG are classified separately on the Consolidated Balance Sheets (see Note 8). Also, the Consolidated Statements of Cash Flows separately classify the cash usage from discontinued operations. We no longer will present segment information, as the continuing Acuity CiMatrix business is our only segment.

    On April 11, 2003, we entered into a Settlement and Release Agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1.0 million to us. On the same date, we entered into a Loan Agreement with this customer ("Lender"), which provided for the loan of $4.0 million to us, in two tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time we delivered to Lender a secured promissory note in the amount of $2.0 million, with a maturity date of April 2004. The second closing for the delivery of a separate promissory note is subject to terms and conditions.

    On April 17, 2003, we engaged the services of The U-Group LLC, for the purposes of providing management services to our Semiconductor Equipment Group. The U-Group is comprised of a number of executives with significant semiconductor capital equipment industry experience. We have charged The U-Group with restoring SEG's profitability, improving SEG's balance sheet, and restructuring SEG's debt. We believe that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained. The U-Group is also charged with assisting in the sale of SEG, as well as with bringing additional capital into that business.

    We have not altered our belief that the sale of SEG is in the best interests of shareholders, nor have we changed our desire to consummate a sale of SEG at the earliest date. We have, however, determined that SEG can be made to be either profitable or cash-flow positive. As a result, we believe the sale can wait for an appropriate buyer for SEG at a price that more closely reflects SEG's value. We continue to solicit interest in SEG from prospective buyers

    Also, we continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down our debt, reduce accounts payable, and provide working capital for our remaining businesses. Upon such sale, the assets supporting our current revolving credit agreement will be substantially reduced and we cannot be assured that this credit facility will continue to be extended or a new credit facility established with a new lender. Thus, our financial planning must include a replacement of our current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility.

    If we do not succeed in eventually selling SEG, we will have insufficient working capital to continue in business. While we believe that we will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

    We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows (in thousands):

    TWELVE MONTH PERIOD ENDING MARCH 31:      FACILITIES          EQUIPMENT            TOTAL
    ------------------------------------      ----------          ---------            -----
            2004                                $   665            $    44            $   709
            2005                                    541                 28                569
            2006                                    170                 11                181
            2007                                     15                 --                 15
                                                -------            -------            -------
            Total                               $ 1,391            $    83            $ 1,474
                                                =======            =======            =======

    Purchase Commitments -- As of March 31, 2003, we had approximately $1.1 million of purchase commitments with vendors, and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next twelve months.

Effect of Inflation

    Management believes that during the three and six months ended March 31, 2003 the effect of inflation was not material.

Recent Accounting Pronouncements

    Restructuring -- In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on our consolidated balance sheet or statement of operations.

    Guarantees -- In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. Accordingly, the Company is currently determining what impact these provisions will have on its financial statements.

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

    We estimate the fair value of our notes payable and long-term liabilities based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value. The fair value of the shares into which the prepaid warrants was exercisable at March 31, 2002 was approximately $10.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. Our senior management team, led by our chief executive officer and former chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report, has concluded that there were deficiencies in the operation of our internal controls which adversely affected our ability to record, process, summarize and report financial data.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A number of purported securities class actions were filed beginning on or about June 11, 2001 against us, Pat V. Costa, our Chief Executive Officer, and Frank Edwards, our former Chief Financial Officer, in the Federal District Court for the District of Massachusetts. The consolidated action is now pending as In Re Robotic Vision Systems, Inc. Securities Litigation, Master File No. 01-CV-10876 (RGS). The plaintiffs seek damages for alleged false and misleading statements made prior to our announcement that we would restate our financial results in fiscal year 2000 and the first quarter of fiscal year 2001. The parties to this action have agreed in principle to settle this matter, subject to the parties drafting and executing appropriate settlement documents, conducting certain limited confirmatory discovery and obtaining court approval. A preliminary settlement order was signed on April 14, 2003 and a hearing thereon is scheduled to be held on July 11, 2003. We expect the settlement amount to be covered by proceeds from our directors and officers liability insurance policy.

  In May 2002, a purported shareholder derivative action entitled Mead Ann Krim
v. Pat V. Costa, et al., Civil Action No. 19604-NC, was filed in the Court of Chancery of the State of Delaware against the members of our Board of Directors, and against us as a nominal defendant. The complaint sought damages to us as a result of the statements at issue in the pending purported securities class actions. The action was dismissed with predjudice as to the plaintiff only, on May 14, 2003.

  In February 2003, four of the former shareholders of Auto Image ID, Inc. filed an action in the United States District Court for the Eastern District of Pennsylvania, C. A. No. 03-841, seeking payments of approximately $2 million of amounts allegedly owed under promissory notes issued to them by us in connection with our purchase of Auto Image ID, Inc. in January 2001. The parties to this action have tentatively agreed in principle to settle the matter, subject to negotiation of appropriate settlement documents and completion of all procedures necessary to effect a final settlement.

    In addition to legal proceedings discussed in our annual report on Form 10-K for the year ended September 30, 2002, we are presently involved in other litigation matters in the normal course of business. Based upon discussion with our legal counsel, management does not expect that these matters will have a material adverse impact on our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders was held on March 19, 2003.

    At that meeting, seven of the current directors were re-elected. The vote was as follows:

                                     FOR            WITHHOLD AUTHORITY
                                     ---            ------------------
         Pat V. Costa........     45,942,764              4,097,216
         Frank A. DiPietro...     48,900,145              1,139,835
         Jay M. Haft.........     48,899,691              1,140,289
         Tomas Kohn..........     48,871,744              1,168,236
         Mark J. Lerner......     48,880,158              1,159,822
         Howard Stern........     46,231,032              3,808,948
         Robert H. Walker....     48,900,236              1,139,744

    At that meeting, the shareholders ratified the selection of Deloitte & Touche LLP as our independent auditors for fiscal 2003. The vote was as follows:

                           For           49,318,136
                           Against          533,673
                           Abstain          188,171

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        EXHIBIT NO.

    (b) Report on Form 8-K.

    During the quarter ended March 31, 2003;

    We filed a current report on Form 8-K, dated March 18, 2003, with the Securities and Exchange Commission. The item reported on such Form 8-K was Item 5 - Other Events, which referenced the announcement that we had changed the location of our executive offices from 5 Shawmut Road, Canton, Massachusetts 02021 to 486 Amherst Street, Nashua, NH 03063; our new telephone number is:
(603) 598-8400.

    We filed a current report on Form 8-K dated January 14, 2003, with the Securities and Exchange Commission. The item reported on such Form 8-K was Item 9 (Regulation FD Disclosure). This Form 8-K stated that we had certified the annual report for the period ended September 30, 2002 by our Chief Executive Officer and Chief Financial Officer.

    We filed a current report on Form 8-K dated February 19, 2003, with the Securities and Exchange Commission. The item reported on such Form 8-K was Item 9 (Regulation FD Disclosure). This Form 8-K stated that we had certified the quarterly report for the period ended December 31, 2002 by our Chief Executive Officer and Chief Financial Officer.

                                       17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ROBOTIC VISION SYSTEMS, INC.
                                             Registrant

Dated: May 20, 2003                          /s/ PAT V. COSTA
                                             ----------------
                                             PAT V. COSTA
                                             President and CEO
                                             (Principal Executive Officer,
                                             and Acting Chief Financial Officer)


10.22     Extension to the Revolving Credit and Security Agreement, dated
          May 16, 2003, between PNC Bank, National Association (as lender and agent) and Registrant (as borrower).

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

                                                     /s/ PAT V. COSTA
                                                     ------------------
                                                     Pat V. Costa
                                                     Chairman, President,
                                                     Chief Executive Officer and
                                                     Acting Chief Financial
                                                     Officer

Date: May 20, 2003