Form 10-Q
period 2003-06-30
ROBOTIC VISION SYSTEMS INC
filed 2003-08-14
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003           Commission File Number 0-8623

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

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Number of shares of common stock outstanding as of August 1, 2003  63,085,864

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                 JUNE 30,       SEPTEMBER 30,
                                                                   2003             2002
                                                                ----------       ----------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                     $      783       $      446
  Accounts receivable, net                                           3,422            3,560
  Inventories                                                        2,569            4,678
  Prepaid expenses and other current assets                            840              812
  Assets of discontinued operations                                 24,452           38,475
                                                                ----------       ----------
     Total current assets                                           32,066           47,971
  Plant and equipment, net                                             659            1,433
  Goodwill                                                           1,554            1,554
  Software development costs, net                                    3,008            3,438
  Other assets                                                       2,189            2,493
                                                                ----------       ----------
                                                                $   39,476       $   56,889
                                                                ==========       ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility                                     $    9,986       $    7,132
  Notes payable and current portion of long-term debt                6,245            2,364
  Accounts payable current                                           1,997            2,893
  Accounts payable past-due                                          2,875            1,699
  Accrued expenses and other current liabilities                     5,800            5,408
  Deferred gross profit                                                317                5
  Liabilities of discontinued operations                            24,769           22,269
                                                                ----------       ----------
     Total current liabilities                                      51,989           41,770
  Long-term debt                                                       447            1,882
                                                                ----------       ----------
     Total liabilities                                              52,436           43,652
  Commitments and contingencies                                         --               --
  Stockholders' Equity:
  Common stock, $.01 par value; shares authorized 100,000
    shares, issued and outstanding; June 30, 2003 - 62,673
    and September 30, 2002 - 60,657                                    627              607
  Additional paid-in capital                                       293,692          292,990
  Accumulated deficit                                             (305,600)        (278,798)
  Accumulated other comprehensive loss                              (1,679)          (1,562)
                                                                ----------       ----------
     Total stockholders' equity                                    (12,960)          13,237
                                                                ----------       ----------
                                                                $   39,476       $   56,889
                                                                ==========       ==========


                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                     ---------------------------       ---------------------------
                                                        2003             2002             2003             2002
                                                     ----------       ----------       ----------       ----------
Revenues                                             $    5,093       $    4,898       $   13,823       $   20,231
Cost of revenues                                          3,061            2,657            8,066           10,415
                                                     ----------       ----------       ----------       ----------
   Gross profit                                           2,032            2,241            5,757            9,816
                                                     ----------       ----------       ----------       ----------
Operating costs and expenses:
   Research and development expenses                      1,108            1,441            3,137            4,865
   Selling, general and administrative expenses           4,479            4,770           13,350           16,133
   Gain on sale of assets                                  (350)              --             (350)          (6,935)
   Severance and other charges                               --              356              309              382
                                                     ----------       ----------       ----------       ----------
 Loss income from operations                             (3,205)          (4,326)         (10,689)          (4,629)
Interest expense, net                                      (285)            (223)            (778)            (691)
                                                     ----------       ----------       ----------       ----------
   Loss from continuing operations                       (3,490)          (4,549)         (11,467)          (5,320)
Loss from discontinued operations                          (961)          (5,443)         (16,350)         (16,829)
                                                     ----------       ----------       ----------       ----------
   Loss before provision for income taxes                (4,451)          (9,992)         (27,817)         (22,149)
Provision for income taxes                                   --               --               --               --
                                                     ----------       ----------       ----------       ----------
Loss before extraordinary items                          (4,451)          (9,992)         (27,817)         (22,149)
   Extraordinary gain from legal settlement               1,000               --            1,000               --
   Net loss                                          $   (3,451)      $   (9,992)      $  (26,817)      $  (22,149)
                                                     ==========       ==========       ==========       ==========
Per Share:
 Loss income from continuing operations:
   Basic                                             $    (0.06)      $    (0.08)      $    (0.19)      $    (0.12)
                                                     ==========       ==========       ==========       ==========
   Diluted                                           $    (0.06)      $    (0.08)      $    (0.19)      $    (0.12)
                                                     ==========       ==========       ==========       ==========
Loss from discontinued operations:
   Basic                                             $    (0.02)      $    (0.10)      $    (0.27)      $    (0.36)
                                                     ==========       ==========       ==========       ==========
   Diluted                                           $    (0.02)      $    (0.10)      $    (0.27)      $    (0.36)
                                                     ==========       ==========       ==========       ==========
Gain from extraordinary item:
   Basic                                             $     0.02       $       --       $     0.02       $       --
                                                     ==========       ==========       ==========       ==========
   Diluted                                           $     0.02       $       --       $     0.02       $       --
                                                     ==========       ==========       ==========       ==========
Net loss:
   Basic                                             $    (0.06)      $    (0.18)      $    (0.44)      $    (0.48)
                                                     ==========       ==========       ==========       ==========
   Diluted                                           $    (0.06)      $    (0.18)      $    (0.44)      $    (0.48)
                                                     ==========       ==========       ==========       ==========
Weighted Average Shares
   Basic                                                 61,308           56,298           61,129           46,452
   Diluted                                               61,308           56,298           61,129           46,452


                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             NINE MONTHS
                                                                                            ENDED JUNE 30,
                                                                                     ---------------------------
                                                                                        2003             2002
                                                                                     ----------       ----------
OPERATING ACTIVITIES:
Net loss                                                                             $  (11,467)      $   (5,320)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                          1,939            2,639
   Non cash restructuring                                                                    94               --
   Issuance of warrants and shares in lieu of cash                                           93               39
   Issuance of shares in exchange for debt                                                  556               --
   Bad debt provision                                                                       293               --
   Extraordinary gain from settlement                                                     1,000               --
   Warranty provision                                                                        21               99
   Gain on sale of assets                                                                  (350)          (6,935)
   Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
         Accounts receivable                                                               (155)           1,917
         Inventories                                                                      2,109             (674)
         Prepaid expenses and other current assets                                          (28)             192
         Other assets                                                                       (44)            (211)
         Accounts payable current                                                          (896)            (491)
         Accounts payable past-due                                                        1,176             (627)
         Accrued expenses and other current liabilities                                     307             (947)
         Deferred gross profit                                                              312               --
                                                                                     ----------       ----------
   Net cash used in continuing operating activities                                      (5,040)         (10,319)
Net cash provided by used in operating activities of discontinued Operations                173          (15,538)
                                                                                     ----------       ----------
         Net cash used in operating activities                                           (4,867)         (25,857)
INVESTING ACTIVITIES:
Additions to plant and equipment, net                                                       (21)            (234)
Additions to software development costs                                                    (461)            (356)
Proceeds from sale of assets                                                                350           10,189
                                                                                     ----------       ----------
   Net cash (used in) provided by investing activities                                     (132)           9,599
                                                                                     ----------       ----------
FINANCING ACTIVITIES:
Issuance of convertible note                                                                500               --
Issuance of promissory note                                                               2,000               --
Proceeds from private placement of common stock, net of offering costs                       --           13,591
Net proceeds from revolving credit facility                                               2,854              295
Repayment of long-term borrowings                                                            --             (756)
                                                                                     ----------       ----------
   Net cash provided by financing activities                                              5,354           13,130
                                                                                     ----------       ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                (18)             (86)
                                                                                     ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS CASH AND CASH EQUIVALENTS              337           (3,214)
   Beginning of period                                                                      446            3,887
                                                                                     ==========       ==========
   End of period                                                                     $      783       $      673
                                                                                     ==========       ==========
Supplemental Cash Flow Information:
Interest paid                                                                        $      481       $      694
                                                                                     ==========       ==========
Taxes paid                                                                           $       43       $       91
                                                                                     ==========       ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of prepaid warrants for 11,921 shares of common stock              $       --       $    7,067
                                                                                     ==========       ==========
Issuance of 2,433 shares of common stock in payment of accrued warrant premium       $       --       $    1,951
                                                                                     ==========       ==========


                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BUSINESS OVERVIEW AND GOING CONCERN CONSIDERATIONS

      The consolidated balance sheet of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") as of June 30, 2003, the consolidated statements of operations for the three and nine month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the nine month periods ended June 30, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows at June 30, 2003 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002. The operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

      Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant in accordance with specified standards and procedures prior to the filing of such quarterly report with the Securities and Exchange Commission. On June 20, 2003, Deloitte & Touche, LLP resigned as the Company's independent accountants and, therefore no independent public accountant has reviewed the Company's interim financial statements included in this quarterly report on Form 10-Q. The Company is in discussions with independent public accounting firms to engage a successor independent accountant.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of the Company's Semiconductor Equipment Group ("SEG"), there is no certainty that the Company will have the financial resources to continue in business. The Company has incurred operating losses for fiscal 2002 and 2001 amounting to $40,539 and $83,226, respectively, and negative cash flows from operations for fiscal 2002, 2001 and 2000 amounting to $25,905, $12,584 and $21,222, respectively. In addition, the Company was not as of June 30, 2003, in compliance with certain covenants of its revolving credit facility, which was due to expire on April 28, 2003. The termination date has been extended five times by the lender, the latest of which extends the facility termination date to August 31, 2003, subject to the Company meeting certain conditions. Further, the Company has debt payments due which relate to acquisitions the Company has made. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      On April 11, 2003, the Company entered into a Settlement and Release Agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1,000 to the Company. On the same date, the Company entered into a Loan Agreement with this customer ("Lender"), which provided for the loan of $4,000 to the Company, in two tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time the Company delivered to Lender a secured promissory note in the amount of $2,000 with a maturity date of April 11, 2004, bearing an interest rate of 10%. The second closing for the delivery of a separate promissory note is subject to terms and conditions.

      On April 17, 2003, the Company engaged the services of The U-Group LLC, for the purposes of providing management services to SEG. The U-Group is comprised of executives with significant semiconductor capital equipment industry experience. The Company has charged The U-Group with restoring SEG's profitability, improving SEG's balance sheet, and restructuring SEG's debt.

As of June 30, 2003, the Company came to agreement with certain suppliers to SEG, extinguishing $1,488 of past-due accounts payable balances owed to these vendors and in exchange, the Company will issue 1,257,395 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of the Company totaling approximately $2,340. The Company is in continued discussions with other suppliers regarding the exchange of debt for common stock. The Company believes that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained.

      The Company has not altered its belief that the sale of SEG is in the best interests of shareholders, nor has the Company changed its desire to consummate a sale of SEG at the earliest date. The Company has determined, however, that SEG can be made to be both profitable and cash-flow positive. As a result, the Company believes that the timing of a sale can be adjusted to provide a price that more closely reflects SEG's value. The Company is currently in discussions with prospective acquirers of SEG.

      The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down the Company's debt, reduce accounts payable, and provide working capital for the Company's remaining businesses, however, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. Furthermore it cannot be assured that any further extensions to the Company's credit facility will be granted or a new credit facility established with a new lender. Thus, the Company's financial planning must include a replacement of its current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility. The Company is in discussions with several alternative lenders and believes it will complete a lending agreement within the next 30 days.

      Because the timing and proceeds of a prospective sale of SEG is uncertain, the Company recognizes that it will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, Pat V. Costa, the Company's Chairman, President and CEO, loaned the Company $500 and the Company issued a 9% Convertible Senior Note. The Company has also retained an investment bank to secure additional equity for the company through a private placement of the Company's common stock. The securities that will be offered in this private placement will not be, and have not been, registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration. The Company's plan also calls for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

      If the Company does not sell SEG, it may not have sufficient working capital to continue in business. Even if the Company were to complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance the Company's remaining businesses. In that event, the Company would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

2. INVENTORIES

      Inventories consisted of the following:

                                           JUNE 30, 2003   SEPTEMBER 30, 2002
                                           -------------   ------------------
                     Raw Materials           $    920           $  2,214
                     Work-in-Process              699                927
                     Finished Goods               950              1,537
                                             --------           --------
                          Total              $  2,569           $  4,678
                                             ========           ========

      Inventory on consignment was $0 and $84 at June 30, 2003 and September 30, 2002, respectively.

3. EARNINGS PER SHARE

Basic net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net income (loss) per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of net loss per share for the three and nine months ended June 30, 2003 and 2002 are as follows:

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                  -----------------------       -----------------------
                                                                    2003           2002           2003           2002
                                                                  --------       --------       --------       --------
BASIC AND DILUTED EPS
Loss from continuing operations                                   $ (3,490)      $ (4,549)      $(11,467)      $ (5,320)
Premium on warrants                                                    (11)           (15)           (13)          (213)
Common stock dividend                                                   --             --            (18)            --
                                                                  --------       --------       --------       --------
Loss from continuing operations - basic numerator                   (3,501)        (4,564)       (11,498)        (5,533)
Loss from discontinued operations - basic numerator                   (961)        (5,443)       (16,350)       (16,829)
                                                                  --------       --------       --------       --------

Gain from extraordinary item - basic numerator                       1,000             --          1,000             --
Net loss - basic numerator                                          (3,462)       (10,007)       (26,848)       (22,362)
Weighted average number of common shares - basic denominator        61,308         56,298         61,129         46,452
                                                                  --------       --------       --------       --------
Per Share:
Loss from continuing operations - basic                           $  (0.06)      $  (0.08)      $  (0.19)      $  (0.12)
                                                                  ========       ========       ========       ========
Loss from discontinued operations - basic                         $  (0.02)      $  (0.10)      $  (0.27)      $  (0.36)
                                                                  ========       ========       ========       ========
Gain from extraordinary items - basic                             $   0.02       $     --       $   0.02       $     --
                                                                  ========       ========       ========       ========
Net loss - basic                                                  $  (0.06)      $  (0.18)      $  (0.44)      $  (0.48)
                                                                  ========       ========       ========       ========
DILUTED EARNINGS PER SHARE
Loss from continuing operations - basic numerator                 $ (3,501)      $ (4,564)      $(11,498)      $ (5,533)
Effect of conversion of prepaid warrants                               (--)           (--)           (--)           (--)
                                                                  --------       --------       --------       --------
Loss from continuing operations - diluted numerator                 (3,501)        (4,564)       (11,498)        (5,533)
Loss from discontinued operations - diluted numerator                 (961)        (5,443)       (16,350)       (16,829)
                                                                  --------       --------       --------       --------
Gain from extraordinary item - basic numerator                       1,000             --          1,000             --
Net loss - diluted numerator                                      $ (3,462)      $(10,007)      $(26,848)      $(22,362)
Weighted average number of common shares - basic denominator        61,308         56,298         61,129         46,452
Effect of conversion of prepaid warrants                                --             --             --             --
Effect of other dilutive common stock options and warrants              --             --             --             --
Weighted average number of common and common equivalent
   shares - diluted denominator                                     61,308         56,298         61,129         46,452
Per Share:
Loss from continuing operations - diluted                         $  (0.06)      $  (0.08)      $  (0.19)      $  (0.12)
                                                                  ========       ========       ========       ========
Loss from discontinued operations - diluted                       $  (0.02)      $  (0.10)      $  (0.27)      $  (0.36)
                                                                  ========       ========       ========       ========
Gain from extraordinary items - diluted                           $   0.02       $     --       $   0.02       $     --
                                                                  ========       ========       ========       ========
Net loss - diluted                                                $  (0.06)      $  (0.18)      $  (0.44)      $  (0.48)
                                                                  ========       ========       ========       ========

      For the three and nine month periods ended June 30, 2003 and 2002, potential common shares were anti-dilutive due to the loss for the period. For the three month periods ended June 30, 2003 and June 30, 2002 and for the nine month periods ended June 30, 2003 and June 30, 2002, the Company had potential common shares excluded from the earnings per share calculations of 8,313, 13,133, 10,876 and 13,092, respectively.

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

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                        -----------------------       -----------------------
                                                          2003           2002           2003           2002
                                                        --------       --------       --------       --------
Net loss                                                $ (3,451)      $ (9,992)      $(26,817)      $(22,149)
Effect of foreign currency translation adjustments           107           (302)          (117)          (240)
                                                        --------       --------       --------       --------
Comprehensive loss                                      $ (3,344)      $(10,294)      $(26,934)      $(22,389)
                                                        ========       ========       ========       ========

5. REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

REVOLVING CREDIT FACILITY

      The Company has a $10,000 revolving credit facility, which was due to expire on April 28, 2003. The termination date has been extended five times by the lender, the latest of which extends the facility termination date to August 31, 2003, subject to the Company meeting certain conditions. The latest extension, dated August 14, 2003, also contains modifications to certain conditions of the loan agreement. The Company is in discussions with several alternative lenders and believes it will complete a lending agreement within the next 30 days. The current credit facility allows for borrowings of up to 90% of eligible foreign receivables up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and any bank reserves. At June 30, 2003, the amount available under the line was $10,000 against which the Company had $9,986 of borrowings, resulting in availability at June 30, 2003 of $14, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (6% at June 30, 2003). At June 30, 2003, the Company was not in compliance with certain covenants of the credit agreement, and therefore in technical default, although the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings. Further, due to the terms of the credit facility, there can be no certainty that there will be available borrowings under the credit facility.

NOTES PAYABLE AND LONG-TERM DEBT:

      Notes payable and long-term debt at June 30, 2003 and September 30, 2002 consisted of the following:

                                                                                                      JUN 30        SEPT 30
                                                                                                       2003           2002
                                                                                                     --------       --------
      AIID notes payable -- prime rate (4.00% at June 30, 2003 and 4.75% at September 30, 2002)         4,245          4,219
      Promissory note, 10%, due April 11, 2004                                                          2,000             --
      9% Convertible Senior Note - due December 4, 2005                                                   447             --
      Other borrowings                                                                                                    27
                                                                                                     --------       --------
      Total notes payable and long-term debt                                                            6,692          4,246
      Less notes payable and current portion of long-term debt                                         (6,245)        (2,364)
                                                                                                     --------       --------
      Long-term debt                                                                                 $    447       $  1,882
                                                                                                     ========       ========

      On January 3, 2002, a payment of $1,855 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002 in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants with an exercise price of $1.14 per share. The fair value of these warrants (determined using Black-Scholes pricing model), totaling approximately $137, was charged to operations through January 2003. In accordance with the agreement with the other former stockholders, the Company made note principal and interest payments on April 1, 2002 of approximately $516 and $31, respectively, and note principal and interest payments on August 1, 2002 of $536 and $29, respectively. The Company did not make the December 2002 and January 2003 installment payments due of $535 and $1,855, respectively, and is therefore in default. Seven of the former shareholders have filed lawsuits against the Company seeking payment of all amounts currently past due. There is no provision in the AIID promissory notes giving rights of acceleration of the future installments due in the event of default under the arrangement. In July 2003, the Company reached a settlement with certain of these noteholders. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. The Company agreed to issue warrants to these noteholders and pay these noteholders the outstanding interest that had accrued through June 1, 2003.

      As of August 5, 2003, the Company was in default of an aggregate of $13,822 of its borrowings.

      Principal maturities of notes payable and long-term debt as of June 30, 2003 are as follows:

                         2003                 $   4,390
                         2004                     1,855
                         2005                       447
                                              ---------
                         Total                $   6,692
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

      On December 4, 2002, as a condition to making the loan mentioned above and in order to secure the prompt and complete repayment, the Company entered into a Security Agreement with Pat V. Costa. Under the terms of this agreement, the Company granted Mr. Costa a security interest in certain of the Company's assets.

      On April 11, 2003, the Company entered into a Settlement and Release Agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1,000 to the Company. On the same date, the Company entered into a Loan Agreement with this customer ("Lender"), which provided for the loan of $4,000 to the Company, in two tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time the Company delivered to Lender a secured promissory note in the amount of $2,000 with a maturity date of April 11, 2004, bearing an interest rate of 10%. The second closing for the delivery of a separate promissory note is subject to terms and conditions. During the three month period ended June 30, 2003, the Company recorded a $1,000 extraordinary gain relating to the settlement.

6. RESTRUCTURING


      During the nine month period ended June 30, 2003, the Company took additional steps in order to reduce its costs, including a reduction of 4 employees. Included in this restructuring are costs associated with relocating the Company's Canton, MA facility into the Company's Nashua, NH facility. A summary of the 2003 remaining restructuring costs is as follows:

                                            LIABILITY      Q1 & Q2         Q3           NON
                                               AT        FISCAL 2003   FISCAL 2003      CASH          CASH      LIABILITY AT
                                            SEPT. 30,      AMOUNTS       AMOUNTS       AMOUNTS       AMOUNTS      JUNE 30,
                                              2002         ACCRUED       ACCRUED      INCURRED      INCURRED        2003
                                              ----         -------       -------      --------      --------        ----
       Severance payments to employees      $     48      $     39      $     --            --      $     87      $     --
       Exit costs from facilities ....            77           176            --            --           220            33
       Write-off of other tangible and
          intangible assets ..........            --            94            --            94            --            --
                                            --------      --------      --------      --------      --------      --------
                 Total ...............      $    125      $    309      $     --      $     94      $    307      $     33
                                            ========      ========      ========      ========      ========      ========

      The Company also took steps in the prior year and recorded severance and other charges of approximately $356 and $382, respectively, during the three and nine month periods ended June 30, 2002.

7. WARRANTY COSTS

      We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $0 and $54 during the three month periods ended June 30, 2003 and June 30, 2002, respectively, and $21 and $99 during the nine month periods ended June 30, 2003 and 2002, respectively. A summary of accrued warranty costs at June 30, 2003 is as follows:

             LIABILITY AT         CHARGED TO                     LIABILITY AT
             SEPTEMBER 30,        COSTS AND        AMOUNTS         JUNE 30,
                 2002              EXPENSES       WRITTEN-OFF        2003
                 ----              --------       -----------        ----
                $  120               $21            $21            $120

8. SALE OF PRODUCT LINE

      As of December 15, 2001 the Company sold its one-dimensional material handling product line ("material handling business"), which had been part of the Company's Acuity CiMatrix division, to affiliates of SICK AG of Germany ("SICK"). The material handling business had designed, manufactured and marketed one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries. The sales price was $11,500, which included the right to receive $500 following the expiration of a 16-month escrow to cover indemnification claims. The costs of the transaction were approximately $800. The Company recorded a net gain of $6,935 in the first quarter of fiscal 2002, related to the sale of the material handling business. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2,800 and had an operating loss of approximately $250.

      On June 5, 2003, the Company came to an agreement with SICK on the remaining escrow in the amount of $350 and recorded the amount as a net gain in the quarter ended June 30, 2003, related to the sale of the material handling business.

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

Summary operating results of the discontinued operation for the three and nine months ended June 30, 2003 and 2002 were as follows:

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                               -----------------------       -----------------------
                                                 2003           2002           2003           2002
                                               --------       --------       --------       --------
        Revenues                               $  5,032       $ 10,450       $ 16,078       $ 24,125
        Operating loss                           (1,830)        (5,365)       (17,094)       (16,622)
        Loss from discontinued operations          (961)        (5,443)       (16,350)       (16,829)


The operating losses in the three month periods ended June 30, 2003 and 2002 and the nine month periods ended June 30, 2003 and 2002 include depreciation and amortization of intangibles of $873, $1,618, $2,805 and $4,770, respectively.

      Assets and liabilities of the discontinued operation related to the Company's SEG business identified for sale are as follows:

                                                               JUNE 30, 2003     SEPTEMBER 30, 2002
                                                               -------------     ------------------
        Accounts receivables, net                               $    7,053           $   10,014
        Inventory, net                                              10,484               18,090
        Other current assets                                           210                  255
        Property, plant and equipment, net                           2,645                4,300
        Other assets, including intangible assets                    4,060                5,816
                                                                ----------           ----------
             Assets of discontinued operations                  $   24,452           $   38,475
                                                                ----------           ----------
        Accounts payable                                        $    4,805           $    6,453
        Accrued expenses and other current liabilities              16,566               12,205
        Short-term debt                                              2,592                2,417
        Long-term debt                                                 806                1,194
                                                                ----------           ----------
             Liabilities of discontinued operations             $   24,769           $   22,269
                                                                ----------           ----------
        Net assets of discontinued operations                   $     (317)          $   16,206
                                                                ----------           ----------

      The above table includes net assets identified as those pertaining to the SEG business, however, the Company is not certain at this time that all of these net assets will be included in an ultimate sale.

      In November 2002, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with the Company and continuing through the sale of SEG. The current cash value of the award is approximately $720. The Company is accruing these agreements over the expected service period, which has been based upon the estimated timing of the sale of SEG. The Company accrued approximately $600 as of June 30, 2003.

      During the quarter ended June 30, 2003, the Company took steps in order to reduce costs at SEG, including a reduction of approximately 21 employees. This severance charge in the amount of $140 is included in the loss from discontinued operations for the three month period ended June 30, 2003.

      In February 2003, the Company closed its New Berlin, WI and Tucson, AZ facilities, and consolidated these SEG operations into its Hauppauge, NY facility. This restructuring included costs related to the closing of these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this restructuring totaling $6,926 was comprised of inventory charges of $3,397, facility exit costs of $2,486, property plant and equipment write-offs of $427, severance charges of $228, and other asset write-offs of $388. The restructuring charge is included in the loss from discontinued operations for the nine month period ended June 30, 2003.

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

      During the three month period ended June 30, 2003, the Company came to agreement with certain suppliers, extinguishing $1,488 of past-due accounts payable balances owed to these vendors and, in exchange, the Company will issue 1,257,395 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of the Company totaling approximately $2,340. The company has included this extraordinary gain from debt restructure of $932 in the loss from discontinued operations for the quarter ended June 30, 2003.

10. SUBSEQUENT EVENTS

      On August 5, 2003, the Company's $10,000 revolving credit facility, was extended a fifth time by the lender, extending the facility termination date to August 31, 2003, subject to the Company meeting certain conditions. This amendment also included certain modifications to the loan agreement.

      In connection with the debt restructuring agreements for the period ended June 30, 2003, discussed in note 1, the Company has also come to agreement with certain suppliers during the period of July 1 to July 31, 2003. Under the terms of these agreements, the Company will extinguish $672 of past-due accounts payable balances owed to these vendors and, in exchange, the Company will issue 412,652 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of the Company totaling approximately $207.

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

      Guarantees -- In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's balance sheet or results of operations statements.

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

13. EXTRAORDINARY ITEMS

      Net loss for the three and nine month periods ended June 30, 2003 included a gain relating to a settlement with a major customer in the amount of $1,000, or $0.02 per common share. On April 11, 2003, the Company entered into a Settlement and Release Agreement with this customer, which provided for the release of certain claims among the parties and the $1,000 payment to the Company.

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

      As of December 15, 2001, we sold our one-dimensional material handling product line ("material handling business"), which had been part of our Acuity CiMatrix division, to affiliates of SICK AG of Germany for approximately $11.5 million. This price included the right to receive $0.5 million following the expiration of a 16-month escrow to cover indemnification claims. The costs of this transaction were approximately $0.8 million. On June 5, 2003, the Company came to an agreement with SICK on the escrow in the amount of approximately $.4 million and recorded the amount as a net gain in the quarter ended June 30, 2003. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2.8 million and had an operating loss of approximately $0.25 million.

      Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of the Semiconductor Equipment Group ("SEG"), there is no certainty that we will have the financial resources to continue in business. We have incurred operating losses for fiscal 2002 and 2001 amounting to $40.5 million and $83.2 million, respectively, and negative cash flows from operations for fiscal 2002, 2001 and 2000 amounting to $25.9 million, $12.6 million and $21.2 million, respectively. In addition, we were not as of June 30, 2003, in compliance with certain covenants of our revolving credit facility, which was due to expire on April 28, 2003. The termination date has been extended five times by the lender, the latest of which extends the facility termination date to August 31, 2003, subject to our meeting certain conditions. The latest extension, dated August 14, 2003, also contains modifications to certain conditions of the loan agreement. Further, we have debt payments due which relate to acquisitions we have made. These conditions raise substantial doubt about our ability to continue as a going concern.

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

      On April 11, 2003, we entered into a Settlement and Release Agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1.0 million to us. On the same date, we entered into a Loan Agreement with this customer ("Lender"), which provided for the loan of $4.0 million to us, in two tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time we delivered to Lender a secured promissory note in the amount of $2.0 million with a maturity date of April 11, 2004, bearing an interest rate of 10%. The second closing for the delivery of a separate promissory note is subject to terms and conditions.

      On April 17, 2003, we engaged the services of The U-Group LLC, for the purposes of providing management services to SEG. The U-Group is comprised of a number of executives with significant semiconductor capital equipment industry experience. We have charged The U-Group with restoring SEG's profitability, improving SEG's balance sheet, and restructuring SEG's debt. As of June 30, 2003, we have come to agreement with certain suppliers to SEG, extinguishing $1.5 million of past-due accounts payable balances owed to these vendors and, in exchange, we will issue 1,257,395 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of ours totaling approximately $2.3 million. We are in continued discussions with other suppliers regarding the exchange of debt for common stock. We believe that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained. The U-Group is also charged with assisting in the sale of SEG as well as with bringing additional capital into that business.

      We have not altered our belief that the sale of SEG is in the best interests of shareholders, nor have we changed our desire to consummate a sale of SEG at the earliest date. We have determined, however, that SEG can be made to be both profitable and cash-flow positive. As a result, we believe that the timing of a sale can be adjusted to provide a price that more closely reflects SEG's value. We are currently in discussions with prospective acquirers of SEG.

      The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down our debt, reduce accounts payable, and provide working capital for our remaining businesses, however, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. Furthermore we cannot be assured that any further extensions to the credit facility will be granted or a new credit facility established with a new lender. Thus, our financial planning must include a replacement of our current revolving credit agreement, additional equity financing or generation of sufficient working capital to operate without a credit facility. We are in discussions with several alternative lenders and believe we will complete a lending agreement within the next 30 days.

      Because the timing and proceeds of a prospective sale of SEG is uncertain, we recognize that we will likely require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, Pat V. Costa, our Chairman, President and CEO, loaned us $0.5 million and we issued a 9% Convertible Senior Note. We have also retained an investment bank to secure additional equity for us through a private placement of our common stock. The securities that will be offered in this private placement will not be, and have not been, registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or applicable exemption from such registration. Our plans also call for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

      If we do not sell SEG, we may not have sufficient working capital to continue in business. While we believe that we will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

Results of Operations

      As part of our discussion of results of operations, we have excluded the results of SEG, as the discontinued operation, for the three and nine month periods ended June 30, 2003 and 2002.

      For the three month period ended June 30, 2003, both bookings and revenues were $5.1 million. This compares to bookings of $3.8 million and revenues of $4.9 million for the three month period ended June 30, 2002. Bookings and revenues in the nine month period ended June 30, 2003 were $12.1 million and $13.9 million, respectively, as compared to $17.3 million and $20.2 million in the nine month period ended June 30, 2002. The bookings and revenues in the nine month period ended June 30, 2002, included $1.7 million and $2.8 million, respectively, associated with our material handling business. Excluding the material handling business, bookings were $15.6 million and revenues were $17.4 million, respectively, in the nine month period ended June 30, 2002. The decline in our bookings and revenues in the current fiscal year is a reflection of a general industry slowdown, as a result of which our customers have decreased demand for our products as well as our financial constraints impacting our ability to procure inventory necessary to satisfy customer orders.

      The gross profit margin was negatively affected by the decline in revenues. The gross margins as a percentage of revenues were 39.9% and 41.6% in the three and nine months ended June 30, 2003 compared to 45.8% and 48.5% in the three and nine month periods ended June 30, 2002. Excluding the effects of the material handling business, margins were 51.2% of revenues in the nine month period ended June 30, 2002. The lower gross profit margin primarily reflects the impact of the fixed costs as a percentage of the lower level of sales, as well as the impact of $0.4 million of inventory provisions recorded in the three and nine months ended June 30, 2003.

      Research and development expenses were $1.1 million, or 22% of revenues, in the three month period ended June 30, 2003, compared to $1.4 million, or 29% of revenues, in the three month period ended June 30, 2002. Research and development expenses were $3.1 million, or 23% of revenues, in the nine month period ended June 30, 2003, compared to $4.9 million, or 24% of revenues, in the nine month period ended June 30, 2002. Excluding the effects of the material handling business, research and development expenses were $4.5 million or 26% of revenues in the nine month period ended June 30, 2002. The lower level of expenses reflects a lower level of fixed costs as a result of cost reductions taken in fiscal 2002. In fiscal 2003 and 2004, we intend to continue to invest in enhancing our two-dimensional barcode reading products.

      In the three and nine month periods ended June 30, 2003, we capitalized approximately $0.2 million and $0.5 million in software development costs under Statement of Financial Accounting Standards No. 86 as compared with $0.1 million and $0.4 million in the three and nine month periods ended June 30, 2002. The related amortization expense was $0.3 million and $0.9 million for the three and nine month periods, respectively, during both fiscal 2003 and 2002. The amortization costs are included in cost of sales.

      Selling, general and administrative expenses were $4.5 million, or 88% of revenues, in the three month period ended June 30, 2003, compared to $4.8 million, or 97% of revenues, in the three month period ended June 30, 2002. Selling, general and administrative expenses were $13.4 million, or 97% of revenues, in the nine month period ended June 30, 2003, compared to $16.1 million, or 80% of revenues, in the nine month period ended June 30, 2002. Excluding the effects of the material handling business, selling, general and administrative expenses in the nine month period ended June 30, 2002 were $15.4 million, or 88% of revenues. The lower level of expenses reflects a combination of lower levels of variable selling expenses associated with the decrease in revenues and the lower level of fixed costs, as a result of the many cost reductions taken in fiscal 2002.

      During the nine month period ended June 30, 2003, the Company took additional steps in order to reduce its costs, including a reduction of 4 employees. Included in this restructuring are costs associated relocating the Company's Canton, MA facility into the Company's Nashua, NH facility. A summary of the 2002 remaining restructuring costs is as follows (in thousands):

                                           LIABILITY      Q1 & Q2         Q3           NON
                                              AT        FISCAL 2003   FISCAL 2003      CASH          CASH      LIABILITY AT
                                           SEPT. 30.      AMOUNTS       AMOUNTS       AMOUNTS       AMOUNTS      JUNE 30,
                                             2002         ACCRUED       ACCRUED      INCURRED      INCURRED        2003
                                             ----         -------       -------      --------      --------        ----
      Severance payments to employees      $     48      $     39      $     --            --      $     87      $     --
      Exit costs from facilities ....            77           176            --            --           220            33
      Write-off of other tangible and
       intangible assets ............            --            94            --            94            --            --
                                           --------      --------      --------      --------      --------      --------
                Total ...............      $    125      $    309      $     --      $     94      $    307      $     33
                                           ========      ========      ========      ========      ========      ========

      The Company also took steps in the prior year and recorded severance and other charges of approximately $0.4 million during the three and nine month periods ended June 30, 2002.

      Net interest expense was $0.3 million and $0.8 million in the three and nine month periods ended June 30, 2003, as compared to $0.2 million and $0.7 million in the three and nine months ended June 30, 2002. The applicable interest rate under the August 14, 2003 extension is prime plus 2%.

      There were no tax provisions in the three and nine months ended June 30, 2003 and 2002, due to the losses incurred and full valuation allowance provided against net operating loss carryforwards.

Discontinued operations

      For the three and nine months ended June 30, 2003, revenues from discontinued operations were $5.0 million and $16.1 million, compared to $10.5 million and $24.1 million for the three and nine months ended June 30, 2002. The decline in revenues related to demand for the products, the uncertainty surrounding the potential sale of SEG as well as our financial constraints impacting our ability to procure inventory necessary to satisfy customer orders.

      For the three and nine months ended June 30, 2003, the loss from discontinued operations was $1.0 million and $16.4 million, respectively, compared to $5.4 million and $16.8 million, respectively, for the three and nine months ended June 30, 2002. The decrease in operating losses during the three month comparable period is a reflection of the lower level of fixed costs in the current year. The increase in operating losses during the comparable nine month periods can be attributed to the lower level of revenues and restructuring charges in the current year relating to closure of facilities in New Berlin, WI and Tucson, AZ, offset in part by the lower level of fixed costs in the current year.

      During the quarter ended June 30, 2003, we took steps in order to reduce costs at SEG, including a reduction of approximately 21 employees. This severance charge in the amount of $0.1 million is included in the loss from discontinued operations for the three month period ended June 30, 2003.

      In February 2003, we closed our New Berlin, WI and Tucson, AZ facilities, and consolidated these SEG operations into our Hauppauge, NY facility. This restructuring included costs related to the closing of these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this restructuring totaling $6.9 million was comprised of inventory charges of $3.4 million, facility exit costs of $2.5 million property plant and equipment write-offs of $0.4 million, severance charges of $0.2 million, and other asset write-offs of $0.4 million. The restructuring charge is included in the loss from discontinued operations for the nine month period ended June 30, 2003

      During the three month period ended June 30, 2003, we came to agreement with certain suppliers, extinguishing $1.5 million of past-due accounts payable balances owed to these vendors and, in exchange, we will issue 1,257,395 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of ours totaling approximately $2.3 million. We have included this extraordinary gain from debt restructure of $0.9 million in the loss from discontinued operations for the quarter ended June 30, 2003.

      As of June 30, 2003, SEG had future lease commitments for facilities and equipment of $13.3 million. We are not certain at this time that all of these lease commitments will be included in an ultimate sale.

      As of June 30, 2003, SEG had purchase commitments with vendors of approximately $14.8 million, which included computers, handling equipment, and manufactured components for the lead scanning, wafer scanning, substrate scanning, handling and ball attach product lines. This purchase order commitment amount reflects orders totaling approximately $2.3 million, cancelled in connection with debt restructuring discussed above. We are not certain at this time that all of these purchase commitments will be included in an ultimate sale. As a result of the slowdown experienced by SEG, we identified certain purchase commitments for products that have been discontinued. We have recorded a loss in the amount of $1.1 million related to these commitments in the nine month period ended June 30, 2003.

      We have a contingent liability totaling approximately $0.7 million, payable in cash, to certain SEG senior management and technical employees who were granted retention agreements payable upon the sale of SEG. We are accruing these agreements over the expected service period, which has been based upon the estimated timing of the SEG sale. We accrued approximately $0.6 million as of June 30, 2003.

Liquidity And Capital Resources

      On December 4, 2002, Pat V. Costa (the "Holder"), loaned us $0.5 million and we issued a 9% Convertible Senior Note in the amount of $0.5 million. Under the terms of this note, we are required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003 and pay the principal amount on December 4, 2005. This note allows the Holder to require earlier redemption by us in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, the Holder may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by the Holder until the note is paid in full or by us if at any time following the closing date the closing price of our Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. The Holder's conversion price is equal to 125% of the average closing price of our common stock for the thirty consecutive trading days ending on December 3, 2002, or $0.42 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, we recorded a dividend in the amount of approximately $18 thousand on December 4, 2002. We did not make the semiannual interest payment due on May 15, 2003.

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

      On December 4, 2002, as a condition to making the loan mentioned above and in order to secure the prompt and complete repayment, we entered into a Security Agreement with Pat V. Costa in connection with the 9% Convertible Senior Note. Under the terms of this agreement, we granted Mr. Costa a security interest in certain of our assets.

      Our cash balance increased $0.4 million, to $0.8 million, in the nine month period ended June 30, 2003, as a result of $4.9 million of net cash used in operating activities, $0.1 million of net cash used by investing activities, and $5.4 million of net cash provided by financing activities.

      The $4.9 million of net cash used in operating activities was primarily a result of the $11.5 million loss from continuing operations in the nine month period ended June 30, 2003, offset in part by a decrease in inventory of $2.1 million, depreciation and amortization of $1.9 million, proceeds from legal settlement of $1.0 million, issuance of shares in exchange for debt of $0.6 million and an increase in deferred gross profit of $0.3 million.

      Additions to plant and equipment were minimal in the nine month period ended June 30, 2003, as compared to $0.2 million in fiscal 2002. The capitalized software development costs for fiscal 2003 were $0.5 million as compared with $0.4 million in fiscal 2002.

      We have a $10.0 million credit facility, which was due to expire on April 28, 2003. The termination date has been extended five times by the lender, the latest of which extends the facility termination date to August 31, 2003, subject to our meeting certain conditions. The latest extension, dated August 14, 2003, also contains certain modifications to the loan agreement. The Company is currently seeking an alternative financing source. We are in discussions with several alternative lenders and believe we will complete a lending agreement within the next 30 days. This credit facility allows for borrowings of up to 90% of eligible foreign receivables up to $10 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and bank reserves. At June 30, 2003, the amount available under the line was $10.0 million, against which we had $9.986 million of borrowings, resulting in availability at June 30, 2003 of $14 thousand, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (6% at June 30, 2003). We are not in compliance with certain covenants of the credit agreement, and therefore in technical default on the facility, although, the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings. Further, due to the terms of the credit facility, there can be no certainty that there will be available borrowings under the line. As of August 14, 2003, we were in default of an aggregate of $13.8 million of our borrowings.

      Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of SEG, there is no certainty that we will have the financial resources to continue in business. We have incurred net losses in fiscal 2002 amounting to $41.8 million, and $104.4 million in fiscal 2001. Net cash used in operating activities amounted to $25.9 million, $12.6 million and $21.2 million in fiscal 2002, 2001 and 2000, respectively. In addition, we are in technical default of our credit facility which may not be extended beyond August 31, 2003. The bank may immediately call for repayment of outstanding borrowings under this credit facility. These conditions raise substantial doubt about our ability to continue as a going concern.

      We are executing a plan to address our financial needs. We recognize that we cannot continue to sustain the losses of both SEG and our Acuity CiMatrix Division. During November 2002, we adopted a formal plan to sell SEG. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of SEG separately from continuing operations. Furthermore, the assets and liabilities of SEG are classified separately on the Consolidated Balance Sheets (see Note 9). Also, the Consolidated Statements of Cash Flows separately classify the cash usage from discontinued operations. We no longer will present segment information, as the continuing Acuity CiMatrix business is our only segment.

      On April 11, 2003, we entered into a Settlement and Release Agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1.0 million to us. On the same date, we entered into a Loan Agreement with this customer ("Lender"), which provided for the loan of $4.0 million to us, in two tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time we delivered to Lender a secured promissory note in the amount of $2.0 million, with a maturity date of April 11, 2004, bearing an interest rate of 10%. The second closing for the delivery of a separate promissory note is subject to terms and conditions.

      On April 17, 2003, we engaged the services of The U-Group LLC, for the purposes of providing management services to SEG. The U-Group is comprised of a number of executives with significant semiconductor capital equipment industry experience. We have charged The U-Group with restoring SEG's profitability, improving SEG's balance sheet, and restructuring SEG's debt. As of June 30, 2003, we have come to agreement with certain suppliers, extinguishing $1.5 million of past-due accounts payable balances owed to these vendors and in exchange, will issue 1,257,395 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of ours totaling approximately $2.3 million. We are in continued discussions with other suppliers regarding the exchange of debt for common stock. We believe that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained. The U-Group is also charged with assisting in the sale of SEG, as well as with bringing additional capital into that business.

      We have not altered our belief that the sale of SEG is in the best interests of shareholders, nor have we changed our desire to consummate a sale of SEG at the earliest date. We have determined, however, that SEG can be made to be both profitable and cash-flow positive. As a result, we believe that the timing of a sale can be adjusted to provide a price that more closely reflects SEG's value. We are currently in discussions with prospective acquirers of SEG.

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

      If we do not succeed in eventually selling SEG, we may have insufficient working capital to continue in business. While we believe that we will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced either to seek additional financing or to sell some or all of the remaining product lines of Acuity CiMatrix.

      We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows (in thousands):

             TWELVE MONTH PERIOD ENDING MARCH 31:       FACILITIES     EQUIPMENT      TOTAL
             ------------------------------------       ----------     ---------      -----
                            2004                         $    605      $     43      $    648
                            2005                              468            23           491
                            2006                              113             7           120
                                                         --------      --------      --------
                            Total                        $  1,186      $     73      $  1,259
                                                         ========      ========      ========

      Purchase Commitments -- As of June 30, 2003, we had approximately $0.7 million of purchase commitments with vendors, and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next twelve months.

Effect of Inflation

      Management believes that during the three and nine months ended June 30, 2003 the effect of inflation was not material.

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

      Guarantees -- In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated balance sheet or statement of operations.

Forward-Looking Statements And Associated Risks

      This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in our business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control, including the following: we may not have sufficient resources to continue as a going concern; any significant downturn in the highly cyclical semiconductor industry or in general business conditions would likely result in a reduction of demand for our products and would be detrimental to our business; we will be unable to achieve profitable operations unless we increase quarterly revenues or make further cost reductions; we are in default of our revolving credit facility; our shares could be delisted from the Nasdaq Stock Market; a loss of or decrease in purchases by one of our significant customers could materially and adversely affect our revenues and profitability; economic difficulties encountered by certain of our foreign customers may result in order cancellations and reduced collections of outstanding receivables; development of our products requires significant lead time and we may fail to correctly anticipate the technical needs of our markets; inadequate cash flows and restrictions in our banking arrangements may impede production and prevent us from investing sufficient funds in research and development; the loss of key personnel could have a material adverse effect on our business; the large number of shares available for future sale could adversely affect the price of our common stock; and the volatility of our stock price could adversely affect the value of an investment in our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

      Our management carried out an evaluation, with the participation of our Chief Executive Officer (also acting as our Chief Financial Officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation and after consultation with our audit committee, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      In our Quarterly Report on Form 10-Q for our six month fiscal period ended March 31, 2003, we disclosed that our senior management team had concluded as regards our three month fiscal period ended December 31, 2002 that there were deficiencies in the operation of our internal controls which adversely affected our ability to record, process, summarize and report financial data and that we were in the process of determining appropriate corrective action to strengthen our internal controls and procedures.

      Our management, together with the Audit Committee of our Board of Directors, has reviewed the circumstances that led Deloitte & Touche LLP, our former auditors, to require us to disclose in our Quarterly Report on Form 10-Q for our three month fiscal quarter ended December 31, 2002 in their required verbiage the existence of such internal control deficiencies. Our management and Audit Committee took note of the fact that our corporate finance personnel had been absorbed in the weeks following the close of our fiscal quarter ended December 31, 2002 in the assembly and presentation of financial data to satisfy the requests of a prospective purchaser of our Semiconductor Equipment Group. In this context, they also took note of our former auditor's observation that the review of that fiscal quarter's divisional financial results by our corporate finance personnel has been insufficient, thereby requiring our former auditors to perform a more extensive review of divisional financial results than they otherwise would have done in connection with their review of our Quarterly Report on Form 10-Q for that fiscal period. Assessing the several adjustments to our quarterly operating results for our fiscal quarter ended December 31, 2002 required by our former auditors, all of which were acceptable to us, our management and Audit Committee observed that none of these adjustments were recorded in connection with any deficiency or material weakness of, and did not relate to any failure in our internal controls. Our management and Audit Committee also took note that, in response to an inquiry by our Audit Committee, our former auditor had stated that these adjustments were not symptomatic of any pervasive deficiency in our internal controls and that no remedial actions to improve our internal controls were required. Consequently, our management and Audit Committee has determined that our disclosure of internal controls deficiencies in our Quarterly Report on Form 10-Q for our fiscal quarter ended December 31, 2002 was unwarranted. We have taken measures to ensure that there will be no future diversion of our corporate finance personnel from their customary tasks related to the preparation and review of our quarterly and other periodic public filings.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      A number of purported securities class actions were filed beginning on or about June 11, 2001 against us, Pat V. Costa, our Chief Executive Officer, and Frank Edwards, our former Chief Financial Officer, in the Federal District Court for the District of Massachusetts. The action was consolidated as In Re Robotic Vision Systems, Inc. Securities Litigation, Master File No. 01-CV-10876 (RGS). A final judgment was entered July 21, 2003. The settlement amount will be covered from our directors and officers liability insurance policy.

      In February 2003, four of the former shareholders of Auto Image ID, Inc. filed an action in the United States District Court for the Eastern District of Pennsylvania, C. A. No. 03-841, seeking payments of approximately $2 million of amounts allegedly owed under promissory notes issued to them by us in connection with our purchase of Auto Image ID, Inc. in January 2001. The parties to this action have agreed to settle the matter. The plaintiffs agreed to forbear in acting to collect on the promissory notes until May 1, 2004 or the earlier occurrence of certain events and we agreed to issue to the plaintiffs warrants to purchase 321,382 shares of our common stock. The parties filed a stipulation of dismissal on July 7, 2003.

      In May 2002, a purported shareholder derivative action entitled Mead Ann Krim v. Pat V. Costa, et al., Civil Action No. 19604-NC, was filed in the Court of Chancery of the State of Delaware against the members of our Board of Directors, and against us as a nominal defendant. The complaint sought damages to us as a result of the statements at issue in the now settled securities class actions. The action was dismissed with predjudice as to the plaintiff only, on May 14, 2003.

      In September 2002, McDonald Investments Inc. filed a demand for arbitration with the American Arbitration Association claiming entitlement to certain advisory fees in connection with the financing we completed in May 2002. On May 19, 2003, we entered into an agreement with McDonald Investments, Inc. to settle this dispute. Pursuant to this agreement, we are only required to issue warrants to purchase 150,000 shares of our common stock and pay a limited amount of McDonald's fees related to this dispute.

      In addition to legal proceedings discussed in our annual report on Form 10-K for the year ended September 30, 2002, we are presently involved in other litigation matters in the normal course of business. Based upon discussion with our legal counsel, management does not expect that these matters will have a material adverse impact on our consolidated financial statements.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

As of June 30, 2003, we agreed to issue 1,257,395 shares of common stock to certain suppliers in exchange for the cancellation of our debt obligations to such suppliers, which in the aggregate equaled approximately $1,488,000. The agreement to issue our common stock was not registered under the Securities Act of 1933 because the common stock was offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          EXHIBIT
            NO.
            ---

 10.23 Extension to the Revolving Credit and Security Agreement, dated May 30, 2003, between PNC Bank, National Association (as lender and agent) and Registrant (as borrower).

 10.24 Extension to the Revolving Credit and Security Agreement, dated August 14, 2003, between PNC Bank, National Association (as lender and agent) and Registrant (as borrower).

 31.1      Rule 13a-14(a) Certification

 32.1      Section 1350 Certification

      (b) Report on Form 8-K.

      During the quarter ended June 30, 2003, we filed or submitted the following current reports on Form 8-K

            Current report on Form 8-K, dated April 11, 2003, was filed on April 14, 2003. The items reported were:

                  Item 5 - Other Events and Required FD Disclosure, which
            reported the issuance of a press release announcing that we had resumed normal business relations with a major customer who was providing us with a meaningful loan package; and

                  Item 7 - Financial Statements and Exhibits, which identified the exhibit filed with the Form 8-K.

            Current report on Form 8-K, dated May 2, 2003, was filed on May 2, 2003. The items reported were: Item 5 - Other Events and Required FD Disclosure, which reported the issuance of a press release announcing that John Connolly had resigned as our Chief Financial Officer and that Jeffrey Lucas had joined our company to help oversee many of the financial areas previously assigned to Mr. Connolly.

                  Item 7 - Financial Statements and Exhibits, which identified the exhibit filed with the Form 8-K.

            Current report on Form 8-K, dated May 20, 2003, was submitted on May 20, 2003. The items reported were:

                  Item 7 - Financial Statements and Exhibits, which identified the exhibit furnished with the Form 8-K; and

                  Item 9 - Regulation FD Disclosure, which reported the issuance of a press release announcing our financial results for the quarter ended March 31, 2003.

            Current report on Form 8-K, dated May 20, 2003, was submitted on May 20, 2003. The item reported was:

                  Item 9 - Regulation FD Disclosure, which furnished the Section
            906 certification that accompanied our quarterly report on Form 10-Q for the quarter ended March 31, 2003.

            Current report on Form 8-K, dated June 20, 2003, was filed on June 25, 2003, and an amendment thereto was filed on June 27, 2003. The items reported were:

                  Item 4 - Change in Registrant's Certifying Accountant, which reported that on June 20, 2003, Deloitte and Touche, LLP had resigned as our independent accountants;

                  Item 5 - Other Events and Required FD Disclosure, which
            reported the issuance of a press release announcing our receipt of a Nasdaq Determination Letter; and

                  Item 7 - Financial Statements and Exhibits, which identified the exhibits filed with the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ROBOTIC VISION SYSTEMS, INC.
                                             Registrant

Dated: August  14, 2003                      /s/ PAT V. COSTA
                                             ----------------
                                             PAT V. COSTA
                                             President and CEO
                                             (Principal Executive Officer,
                                             and Acting Chief Financial Officer)