Form 10-Q/A
period 2003-03-31
ROBOTIC VISION SYSTEMS INC
filed 2003-10-31
CIK 225868

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

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


                                 Yes |_| No |X|


Number of shares of common stock outstanding as of May 16, 2003  61,293,730

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                       MARCH 31,   SEPTEMBER 30,
                                                                          2003         2002
                                                                       ---------   ------------
                                                                      (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                           $     440    $     446
  Accounts receivable, net                                                3,245        3,560
  Inventories                                                             3,510        4,678
  Prepaid expenses and other current assets                                 730          812
  Assets of discontinued operations                                      25,132       38,475
                                                                      ---------    ---------
     Total current assets                                                33,057       47,971
  Plant and equipment, net                                                  836        1,433
  Goodwill                                                                1,554        1,554
  Software development costs, net                                         3,146        3,438
  Other assets                                                            2,306        2,493
                                                                      ---------    ---------
                                                                      $  40,899    $  56,889
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility                                           $   8,609    $   7,132
  Notes payable and current portion of long-term debt                     2,390        2,364
  Accounts payable current                                                2,324        2,893
  Accounts payable past-due                                               2,867        1,699
  Accrued expenses and other current liabilities                          5,657        5,408
  Deferred gross profit                                                     244            5
  Liabilities of discontinued operations                                 26,763       22,269
                                                                      ---------    ---------
     Total current liabilities                                            48,854       41,770
  Long-term debt                                                           2,291        1,882
                                                                      ----------    ---------
     Total liabilities                                                    51,145       43,652
  Commitments and contingencies                                               --           --
  Stockholders' Equity:
  Common stock, $.01 par value; shares authorized 100,000 shares, issued and outstanding; March 31, 2003
     - 61,292 and September 30, 2002 - 60,657                                611          607
  Additional paid-in capital                                             293,093      292,990
  Accumulated deficit                                                   (302,164)    (278,798)
  Accumulated other comprehensive loss                                    (1,786)      (1,562)
                                                                       ---------    ---------
     Total stockholders' equity                                          (10,246)      13,237
                                                                       ---------    ---------
                                                                       $  40,899    $  56,889
                                                                       =========    =========

                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            MARCH 31,                      MARCH 31,
                                                  ---------------------------- -------------------------------
                                                        2003           2002         2003              2002
                                                  -------------    -----------  ------------      -----------

Revenues                                             $  3,676        $  6,781        $  8,730        $ 15,333
Cost of revenues                                        1,847           3,225           5,005           7,758
                                                     --------        --------        --------        --------
   Gross profit                                         1,829           3,556           3,725           7,575
                                                     --------        --------        --------        --------
Operating costs and expenses:
   Research and development expenses                      876           1,648           2,029           3,424
   Selling, general and administrative expenses         4,721           5,385           9,141          11,362
   Restructuring and other charges                         39               1              39              27
                                                     --------        --------        --------        --------
 Loss from operations                                  (3,807)         (3,478)         (7,484)         (7,238)
   Gain on sale of assets                                  --              --              --           6,935
   Interest expense, net                                 (240)           (209)           (493)           (468)
                                                     --------        --------        --------        --------
   Loss from continuing operations                     (4,047)         (3,687)         (7,977)           (771)
Loss from discontinued operations                     (10,785)         (5,031)        (15,389)        (11,386)
                                                     --------        --------        --------        --------
   Loss before income taxes                           (14,832)         (8,718)        (23,366)        (12,157)
Provision for income taxes                                 --              --              --              --
                                                     --------        --------        --------        --------
   Net loss                                          $(14,832)       $ (8,718)       $(23,366)       $(12,157)
                                                     ========        ========        ========        ========
Per Share:
 Loss from continuing operations:
   Basic                                             $  (0.06)       $  (0.08)       $  (0.13)       $  (0.02)
                                                     ========        ========        ========        ========
Loss from discontinued operations:
   Basic and diluted                                 $  (0.18)       $  (0.11)       $  (0.25)       $  (0.26)
                                                     ========        ========        ========        ========
Net loss:
   Basic and diluted                                 $  (0.24)       $  (0.19)       $  (0.38)       $  (0.28)
                                                     ========        ========        ========        ========
Weighted Average Shares
   Basic and diluted                                   61,170          45,354          60,916          43,509
                                                     ========        ========        ========        ========

                 See notes to consolidated financial statements

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS
                                                                                      ENDED MARCH 31,
                                                                                 -----------------------
                                                                                    2003         2002
                                                                                 ----------   ----------
OPERATING ACTIVITIES:
Net loss                                                                         $   (7,977) $    (771)
Adjustments to reconcile net loss to net cash used in operating Activities
   Depreciation and amortization                                                      1,347      1,743
   Write-off of tangible and intangible assets                                          105         --
   Issuance of warrants and stock in lieu of cash                                        38         29
   Bad debt provision                                                                   241         --
   Gain on sale of assets                                                                --     (6,935)
   Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
         Accounts receivable                                                             74        754
         Inventories                                                                  1,168        517
         Prepaid expenses and other current assets                                       82        288
         Other assets                                                                   (56)       352
         Accounts payable current                                                      (569)    (1,064)
         Accounts payable past-due                                                    1,168       (426)
         Accrued expenses and other current liabilities                                 106     (1,058)
         Deferred gross profit                                                          239         --
                                                                                 ----------  ---------
   Net cash used in continuing operating activities                                  (4,034)    (6,571)
Net cash provided by (used in) operating activities of discontinued operations        2,448     (9,092)
                                                                                 ----------  ---------
         Net cash used in operating activities                                       (1,586)   (15,663)
INVESTING ACTIVITIES:
Additions to plant and equipment, net                                                   (15)      (211)
Additions to software development costs                                                (307)      (266)
Proceeds from sale of assets                                                             --     10,189
                                                                                 ----------  ---------
   Net cash (used in) provided by investing activities                                 (322)     9,712
                                                                                 ----------  ---------
FINANCING ACTIVITIES:
Issuance of convertible note                                                            500         --
Net proceeds from revolving credit facility                                           1,477      3,060
Repayment of long-term borrowings                                                        --       (239)
                                                                                 ----------  ---------
   Net cash provided by financing activities                                          1,977      2,821
                                                                                 ----------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            (75)        14
                                                                                 ----------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (6)    (3,116)

   Beginning of period                                                                  446      3,887
                                                                                 ==========  =========
   End of period                                                                 $      440  $     771
                                                                                 ========== ==========
Supplemental Cash Flow Information:
Interest paid                                                                    $      180  $     413
                                                                                 ==========  =========
Taxes paid                                                                       $       --  $      55
                                                                                 ==========  =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of prepaid warrants for 10,036 shares of common stock in 2002  $       --  $   5,627
                                                                                 ==========  =========
Issuance of 2,012 shares of common stock in payment of accrued warrant
  premium in 2002                                                                $       --  $   1,521
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

2. INVENTORIES

    Inventories consisted of the following:


                                   MARCH 31, 2003    SEPTEMBER 30, 2002
                                  ----------------  -------------------
       Raw Materials                  $ 1,729            $ 2,214
       Work-in-Process                    795                927
       Finished Goods                     986              1,537
                                      -------            -------
                Total                 $ 3,510            $ 4,678
                                      =======            =======

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



                                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                    MARCH 31,                      MARCH 31,
                                                                        -------------------------------   --------------------------
                                                                              2003           2002             2003         2002
                                                                        --------------- ----------------  ------------  ----------
BASIC AND DILUTED EPS
Loss from continuing operations                                            $  (4,047)     $  (3,687)      $ (7,977)      $   (771)
Premium on warrants                                                               --            (55)            (2)          (198)
Common stock dividend                                                             --             --            (18)            --
                                                                           ---------      ---------       ---------     ---------
Loss from continuing operations - numerator                                   (4,047)        (3,742)        (7,997)          (969)
Loss from discontinued operations - numerator                                (10,785)        (5,031)       (15,389)       (11,386)
                                                                           ---------      ---------       ---------     ---------
Net loss - numerator                                                         (14,832)        (8,773)       (23,386)       (12,355)
Weighted average number of common shares - basic denominator                  61,170         45,354         60,916         43,509
                                                                           ---------      ---------       ---------     ---------
Per Share:
Loss from continuing operations - basic and diluted                        $   (0.06)     $   (0.08)     $   (0.13)      $  (0.02)
                                                                           =========      =========      =========       =========
Loss from discontinued operations - basic and diluted                      $   (0.18)     $   (0.11)     $   (0.25)      $  (0.26)
                                                                           =========      =========      =========       =========
Net loss - basic and diluted                                               $   (0.24)     $   (0.19)     $   (0.38)      $  (0.28)
                                                                           =========      =========      =========       =========

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


                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  MARCH 31,                  MARCH 31,
                                                                  --------------------------------- ------------------------------
                                                                          2003             2002             2003             2001
                                                                  ---------------- ---------------- --------------    ------------
Net loss..................................................           $   (14,832)      $  (8,718)      $   (23,366)    $   (12,157)
Effect of foreign currency translation adjustments                          (155)             55              (224)             62
                                                                     -----------       ---------       -----------     -----------
Comprehensive loss........................................           $   (14,987)      $  (8,663)      $   (23,590)    $   (12,095)
                                                                     ===========       =========       ===========     ===========

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

NOTES PAYABLE AND LONG-TERM DEBT:

    Notes payable and long-term debt at March 31, 2003 and September 30, 2002 consisted of the following:

                                                                                MAR 31    SEPT 30
                                                                                 2003      2002
                                                                              --------   --------
 AIID notes payable -- prime rate (4.25% at March 31, 2003 and 4.75%
  at September 30, 2002)                                                         4,245      4,219
 9% Convertible Senior Note - due December 4, 2005                                 436         --
 Other borrowings                                                                   --         27
                                                                               -------    -------
 Total notes payable and long-term debt                                          4,681      4,246
 Less notes payable and current portion of long-term deb                        (2,390)    (2,364)
                                                                               -------    -------
 Long-term debt                                                                $ 2,291    $ 1,882
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

     As of May 20, 2003, the Company was in default of an aggregate of $12,445 of its borrowings.

     Principal maturities of notes payable and long-term debt as of March 31, 2003 are as follows:

                    2003                $ 2,390
                    2004                  1,855
                    2005                    436
                                        -------
                    Total               $ 4,681
                                        =======

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

6. RESTRUCTURING

    During the three months period ended March 31, 2003, the Company took additional steps in order to reduce its costs, including a reduction of 4 employees resulting in severance charges of $39 A summary of the 2003 remaining restructuring costs is as follows:

                                                    LIABILITY          Q1           Q2
                                                       AT         FISCAL 2003   FISCAL 2003     CASH       LIABILITY AT
                                                    SEPT. 30        AMOUNTS      AMOUNTS       AMOUNTS        MARCH 31,
                                                      2002          ACCRUED       ACCRUED      INCURRED         2003
                                                   ----------     -----------   -----------   ---------     ------------
Severance payments to employees ................   $     48             --        $   39       $     73        $   14
Exit costs from facilities......................         77             --            --             77            --
                                                   --------       --------       -------       --------       -------
          Total ................................   $    125        $    --        $   39       $    150        $   14
                                                   ========       ========       =======       ========       =======

     In the six month period ended March 31, 2002, the Company took steps to reduce its costs, recording severance and other charges of approximately $27.

7. WARRANTY COSTS

     We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $50 and $25 during the three month periods ended March 31, 2003 and March 31, 2002, respectively, and $100 and $45 during the six month periods ended March 31, 2003 and 2002, respectively. Warranty costs are generally expensed as incurred.


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

Summary operating results of the discontinued operation for the three and six months ended March 31, 2003 and 2002 were as follows:

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        MARCH 31,              MARCH 31,
                                                  --------------------    --------------------
                                                     2003       2002        2003        2002
                                                    ------     ------      ------      ------
Revenues                                         $   5,711    $  7,262     $ 11,046    $ 13,675
Operating loss                                    (10,756)     (4,997)      (15,292)    (11,257)
Loss from discontinued operations                 (10,785)     (5,031)      (15,389)    (11,386)



     The operating losses in the three month periods ended March 31, 2003 and 2002 and the six month periods ended March 31, 2003 and 2002 include depreciation and amortization of intangibles of $859, $1,585, $1,939 and $3,153, respectively.

     Assets and liabilities of the discontinued operation related to the Company's SEG business identified for sale are as follows:

                                                                           MARCH 31, 2003   SEPTEMBER 30, 2002
                                                                           --------------   ------------------
              Accounts receivables, net                                      $   5,153          $   10,014
              Inventory, net                                                    11,746              18,090
              Other current assets                                                 535                 255
              Property, plant and equipment, net                                 3,187               4,300
              Other assets, including intangible assets                          4,511               5,816
                                                                             ---------          ----------
                   Assets of discontinued operations                         $  25,132          $   38,475
                                                                             ---------          ----------
              Accounts payable                                               $   6,868          $    6,453
              Accrued expenses and other current liabilities                    16,534              12,205
              Short-term debt                                                    2,581               2,417
              Long-term debt                                                       780               1,194
                                                                             ---------          ----------
                   Liabilities of discontinued operations                    $  26,763          $   22,269
                                                                             ---------          ----------
              Net assets of discontinued operations                          $  (1,631)         $   16,206
                                                                             ---------          ----------

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

     In February 2003, the Company closed its New Berlin, WI and Tucson, AZ facilities, and consolidated these SEG operations into its Hauppauge, NY facility. This facility consolidation resulted in accruing lease costs relating to these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this facility consolidation totaling $6,926 was comprised of inventory charges of $3,397, facility exit costs of $2,486, property plant and equipment write-offs of $427, severance charges of $228, and other asset write-offs of $388. These charges are included in the loss from discontinued operations.

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

    In accordance with SFAS No. 142, The Company initiated a goodwill impairment assessment during the second quarter of fiscal 2003. The results of this analysis concluded that there was no impairment charge. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The following table presents the quarterly results of the Company on a comparable basis:


                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            MARCH 31,                    MARCH,
                                                   --------------------------    ---------------------
                                                       2003           2002        2003       2002
                                                     -------         --------     -------    -------
REPORTED NET LOSS                                   $(14,832)        $ (8,718)    $(23,366)  $(12,157)
Goodwill amortization                                     --              104           --        208
                                                    --------         --------     --------   --------
   Adjusted net loss                                $(14,832)        $ (8,614)    $(23,366)  $(11,949)
                                                    ========          ========    ========   ========

BASIC AND DILUTED EARNINGS PER SHARE:
   Reported net loss                                $  (0.24)        $  (0.19)     $(0.38)$     (0.28)
   Goodwill amortization                                  --               --          --        0.01
                                                    --------         --------     --------   --------
   Adjusted net loss                                $  (0.24)        $  (0.19)     $ (0.38)  $  (0.27)
                                                    ========         =========     =======   ========



13. STOCK-BASED COMPENSATION

     The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25 and complies with the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123, as amended by FASB SFAS No. 148. All equity-based awards to non-employees are accounted for at their fair value in accordance with FASB SFAS No. 123. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

     Had compensation cost for the Company's stock based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with FASB SFAS No. 123, the Company's net loss and net loss per share would have been reported at the pro-forma amounts indicated below.

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                MARCH 31,                MARCH 31,
                                                             --------------------    ------------------
                                                               2003        2002       2003       2002
                                                             --------    --------   --------   --------
Net loss:                                                   $(14,832)   $ (8,718)   $(23,366)  $(12,157)
Deduct: Total stock-based compensation expense
determined under the fair value based method for
all stock option awards (net of related tax effects)            (401)       (407)       (970)      (870)
                                                            --------    --------    --------   --------
 Net loss                                                   $(15,233)   $ (9,125)   $(24,336)  $(13,027)
                                                            --------    --------    --------   --------

Earnings per share:
   Basic and diluted- as reported                           $  (0.24)   $  (0.19)   $  (0.38)  $   0.28)
                                                            --------    --------    --------   --------
   Basic and diluted- pro forma                             $  (0.25)   $  (0.20)   $  (0.40)  $  (0.30)
                                                            ========    ========    ========   ========

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

     Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including certain assumptions those related to going concern consideration, the allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. We have identified certain critical accounting policies, which are described below:

Revenue Recognition

     In fiscal 2001, we changed our method of accounting for revenue on certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Previously, we generally recognized revenue upon shipment to the customer, and accrued the cost of providing any undelivered services associated with the equipment at the time of revenue recognition. Under the new accounting method, adopted as of October 1, 2000, we now recognize revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts including acceptance provisions.

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

     If the amount due upon acceptance is more than 20% of the total sales amount, we recognize no revenue on the transaction. We record a receivable for 100% of the sales amount and remove 100% of the cost from inventory. The entire receivable and entire inventory balance is then recorded with an offsetting adjustment to deferred gross profit. When client acceptance is received, the total sales and cost of sales are recognized in the statement of operations with release from deferred gross profit.

Providing for Bad Debts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, on a case-by-case basis, analyzing the customers' payment history and information regarding customers' creditworthiness known to us. In addition, we record a reserve based on the size and age of all receivable balances against which we do not have specific reserves. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required.

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

Goodwill and Other Long-lived Asset Valuations

     In June 2001, the FASB FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     In accordance with FAS 142, we initiated a goodwill impairment assessment during the second quarter of fiscal 2003. The results of this analysis concluded that there was no impairment charge.

Income Tax Provision

     We record a valuation allowance against deferred tax assets when we believe that it is more likely than not that these assets will not be realized. Because of our recurring losses and negative cash flows, we have provided a valuation allowance against all deferred taxes as of March 31, 2003 and September 30, 2002.


Providing for Warranties

     We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, and revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $50, and $25 during the three month periods ended March 31 30, 2003, and March 31, 2002, respectively, and $100 and $45 during the six month periods ended March 31, 2003 and 2002, respectively.

Restructuring

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We adopted the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting FAS 146 is recognized in the consolidated financial statements.

Stock-Based Compensation

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (FAS 148), which amends FASB Statement No. 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."


Litigation Reserves

     We periodically assess our exposure to pending litigation and possible unasserted claims against us in order to establish appropriate litigation reserves. In establishing such reserves, we work with our counsel to consider the availability of insurance coverage, the likelihood of prevailing on a claim, the probable costs of defending the claim, and the prospects for, and costs of, resolution of the matter. It is possible that the litigation reserves established by us will not be sufficient to cove our actual liability and future results of operations for any particular quarterly or annual period could be materially adversely affected by the outcome of certain litigation or claims.

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

     Selling, general and administrative expenses were $4.7 million, or 128% of revenues, in the three month period ended March 31, 2003, compared to $5.4 million, or 79% of revenues, in the three month period ended March 31, 2002. Selling, general and administrative expenses were $9.1 million, or 105% of revenues, in the six month period ended March 31, 2003, compared to $11.4 million, or 74% of revenues, in the six month period ended March 31, 2002. Excluding the effects of the material handling business, selling, general and administrative expenses in the six month period ended March 31, 2002 were $10.6 million, or 85% of revenues. The lower level of expenses reflects a combination of lower levels of variable selling expenses associated with the decrease in revenues and the lower level of fixed costs, based on the many cost reductions taken in fiscal 2002.

     During the three months period ended March 31, 2003, we took additional steps in order to reduce our costs, including a reduction of 4 employees resulting in severance charges of $39. A summary of the 2003 remaining restructuring costs is as follows (in thousands):


                                                     LIABILITY         Q1            Q2
                                                        AT         FISCAL 2003   FISCAL 2003     CASH      LIABILITY AT
                                                     SEPT. 30        AMOUNTS       AMOUNTS      AMOUNTS      MARCH 31,
                                                       2002          ACCRUED       ACCRUED      INCURRED       2003
                                                    ----------     -----------   ----------    ---------    ----------
Severance payments to employees .................   $   48              --           $  39        $  73        $  14
Exit costs from facilities.......................   $   77              --           $  --        $  77        $  --
                                                    ------           -----           -----        -----        -----
          Total .................................   $  125           $               $  39        $ 150        $  14
                                                    ======           =====           =====        =====        =====

     In the six month period ended March 31, 2002, we took steps to reduce our costs, recording severance and other charges of approximately $27 thousand.

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

     In February 2003, we closed our New Berlin, WI and Tucson, AZ facilities, and consolidated these SEG operations into our Hauppauge, NY facility. This facility consolidation resulted in accruing lease costs relating to these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this facility consolidation totaling $6.9 million was comprised of inventory charges of $3.4 million, facility exit costs of $2.5 million property plant and equipment write-offs of $0.4 million, severance charges of $0.2 million, and other asset write-offs of $0.4 million. These charges are included in the loss from discontinued operations.

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

     The $1.6 million of net cash used in operating activities was primarily a result of the $8.0 million loss from continuing operations in the six month period ended March 31, 2003, offset in part by net cash provided by discontinued operations of $2.4 million, depreciation and amortization of $1.3 million, a decrease in inventory of $1.2 million, a decrease in accounts payable of $0.6 million and decreases in accrued expenses and other current liabilities of $0.3 million.

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

     We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows (in thousands):

       TWELVE MONTH PERIOD
         ENDING MARCH 31:            FACILITIE   EQUIPMENT    TOTAL
        -----------------            ---------   ---------    -----
           2004                        $  665      $ 44     $  709
           2005                           541        28        569
           2006                           170        11        181
           2007                            15        --         15
                                       ------      ----     ------
          Total                        $1,391      $ 83     $1,474
                                       ======      ====     ======

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

     On April 30, 2003, the FASB issued FAS 149, Amendment of FAS 33 on Derivative Instruments and Hedging Activities. FAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, FAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. FAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of FAS 149 will have a material effect on our consolidated financial statements.

     On May 15, 2003, the FASB issued FAS 150, Accounting for "Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. The Company does not believe the adoption of FAS 150 will have a material effect on its financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our senior management team, led by our chief executive officer (and former chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this report, has concluded that there were deficiencies in the operation of our internal controls which adversely affected our ability to record, process, summarize and report financial data.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders was held on March 19, 2003.

    At that meeting, seven of the current directors were re-elected. The vote was as follows:

                                                                 FOR              WITHHOLD AUTHORITY
                                                             ----------           ------------------
                Pat V. Costa......................           45,942,764               4,097,216
                Frank A. DiPietro.................           48,900,145               1,139,835
                Jay M. Haft.......................           48,899,691               1,140,289
                Tomas Kohn........................           48,871,744               1,168,236
                Mark J. Lerner....................           48,880,158               1,159,822
                Howard Stern......................           46,231,032               3,808,948
                Robert H. Walker..................           48,900,236               1,139,744

     At that meeting, the shareholders ratified the selection of Deloitte & Touche LLP as our independent auditors for fiscal 2003. The vote was as follows:

                   For             49,318,136
                   Against            533,673
                   Abstain            188,171

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

                 Exhibit   Description
                 -------   -----------
                   No
                   10.22   Extension to the Revolving Credit and Security
                           Agreement, dated May 16, 2003, between PNC
                           Bank, National Association (as lender and agent) and Registrant (as borrower). *
                   31.1    Rule 13a-14(a) Certification
                   31.2    Rule 13a-14(a) Certification
                   32.2    Section 1350 Certification

* Previously filed with this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003.

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


                                                    ROBOTIC VISION SYSTEMS, INC.
                                                    Registrant

Dated: October 31, 2003                             /s/ PAT V. COSTA
                                                    ---------------------------
                                                    PAT V. COSTA
                                                    President and CEO
                                                   (Principal Executive Officer)
                                       24