Form 10-Q/A
period 2003-06-30
ROBOTIC VISION SYSTEMS INC
filed 2003-10-31
CIK 225868

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Number of shares of common stock outstanding as of October 29, 2003   73,618,063

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PER SHARE)


                                                                                                   (UNAUDITED)
                                                                                                     JUNE 30,        SEPTEMBER 30,
                                                                                                       2003              2002
                                                                                                     ---------       -------------
                                               ASSETS
Current Assets:
  Cash and cash equivalents                                                                          $     695         $     220
  Accounts receivable, net                                                                              10,475            13,574
  Inventories                                                                                           13,053            22,767
  Prepaid expenses and other current assets                                                              1,138             1,294
                                                                                                     ---------         ---------
     Total current assets                                                                               25,361            37,855
  Plant and equipment, net                                                                               3,304             5,733
  Goodwill                                                                                               1,554             1,554
  Software development costs, net                                                                        5,789             6,864
  Other assets                                                                                           3,468             4,883
                                                                                                     ---------         ---------
                                                                                                     $  39,476         $  56,889
                                                                                                     =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility                                                                          $   9,986         $   7,132
  Notes payable and current portion of long-term debt                                                    8,837             4,781
  Accounts payable current                                                                               2,757             7,641
  Accounts payable past-due                                                                              6,673             3,403
  Accrued expenses and other current liabilities                                                        19,441            15,780
  Deferred gross profit                                                                                  3,252             1,839
                                                                                                     ---------         ---------
     Total current liabilities                                                                          50,946            40,576
  Long-term debt                                                                                         1,253             3,076
                                                                                                     ---------         ---------
     Total liabilities                                                                                  52,199            43,652
  Commitments and contingencies                                                                             --                --
  Stockholders' Equity:
  Common stock, $.01 par value; shares authorized 100,000 shares, issued and outstanding; June 30, 2003 - 62,777
    and September 30, 2002 - 60,657                                                                        628               607
  Additional paid-in capital                                                                           293,744           292,990
  Accumulated deficit                                                                                 (305,416)         (278,798)
  Accumulated other comprehensive loss                                                                  (1,679)           (1,562)
                                                                                                     ---------         ---------
     Total stockholders' equity                                                                        (12,723)           13,237
                                                                                                     ---------         ---------
                                                                                                     $  39,476         $  56,889
                                                                                                     =========         =========


                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                                JUNE 30,                           JUNE 30,
                                                                        --------------------------        -------------------------
                                                                          2003             2002             2003             2002
                                                                        --------         --------         --------         --------
Revenues                                                                $ 10,125         $ 15,348         $ 29,901         $ 44,356
Cost of revenues                                                           6,036           10,435           22,198           29,422
                                                                        --------         --------         --------         --------
   Gross profit                                                            4,089            4,913            7,703           14,934
                                                                        --------         --------         --------         --------
Operating costs and expenses:
   Research and development expenses                                       2,456            4,497            7,973           13,785
   Selling, general and administrative expenses                            6,873            8,882           23,743           27,734
   Restructuring and other charges                                           140            1,225            4,311            1,601
                                                                        --------         --------         --------         --------
 Loss from operations                                                     (5,380)          (9,691)         (28,324)         (28,186)
   Gain on sale of assets                                                    350               --              350            6,935
   Other gains                                                             2,126               --            2,322               --
   Interest expense, net                                                    (348)            (301)            (966)            (898)
                                                                        --------         --------         --------         --------
Loss before income taxes                                                  (3,252)          (9,992)         (26,618)         (22,149)
Provision for income taxes                                                    --               --               --               --
                                                                        --------         --------         --------         --------
   Net loss                                                             $ (3,252)        $ (9,992)        $(26,618)        $(22,149)
                                                                        ========         ========         ========         ========

Loss per share
   Basic and diluted                                                    $  (0.05)        $  (0.18)        $  (0.44)        $  (0.48)
                                                                        ========         ========         ========         ========
Weighted Average Shares
   Basic and diluted                                                      61,547           56,298           61,200           46,452

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                               NINE MONTHS
                                                                                                               ENDED JUNE 30,
                                                                                                         --------------------------
                                                                                                           2003              2002
                                                                                                         --------          --------
OPERATING ACTIVITIES:
Net loss                                                                                                 $(26,618)         $(22,149)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                                            4,745             7,291
   Write-off of tangible and intangible assets                                                                 --               269
   Loss on retirement of fixed assets                                                                         693                --
   Non cash interest                                                                                           12                --
   Gain on shares exchanged for debt                                                                       (1,126)               --
   Issuance of warrants and shares in lieu of cash                                                             93                39
   Bad debt provision                                                                                         886                --
   Inventory provision                                                                                      3,703                --
   Warranty provision                                                                                         158               756
   Gain on sale of assets                                                                                    (350)           (6,935)
   Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
         Accounts receivable                                                                                2,213             1,805
         Inventories                                                                                        6,011             1,805
         Prepaid expenses and other current assets                                                            156                60
         Other assets                                                                                         668              (211)
         Accounts payable current                                                                          (4,884)            2,031
         Accounts payable past-due                                                                          5,015            (3,935)
         Accrued expenses and other current liabilities                                                     3,404            (1,206)
         Deferred gross profit                                                                              1,413            (1,102)
                                                                                                         --------          --------
         Net cash used in operating activities                                                             (3,808)          (21,482)

INVESTING ACTIVITIES:
Additions to plant and equipment, net                                                                        (197)           (1,315)
Additions to software development costs                                                                      (993)           (1,466)
Proceeds from sale of assets                                                                                  350            10,189
                                                                                                         --------          --------
   Net cash (used in) provided by investing activities                                                       (840)            7,408
                                                                                                         --------          --------
FINANCING ACTIVITIES:
Issuance of convertible note                                                                                  500                --
Issuance of promissory note                                                                                 2,000                --
Proceeds from private placement of common stock, net of offering costs                                         --            13,591
Net proceeds from revolving credit facility                                                                 2,854               295
Repayment of long-term borrowings                                                                            (213)           (2,814)
                                                                                                         --------          --------
   Net cash provided by financing activities                                                                5,141            11,072
                                                                                                         --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                  (18)              (86)
                                                                                                         --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                          475            (3,088)
   Beginning of period                                                                                        220             3,554
                                                                                                         ========          ========
   End of period                                                                                         $    695          $    466
                                                                                                         ========          ========
Supplemental Cash Flow Information:
Interest paid                                                                                            $    481          $    694
                                                                                                         ========          ========
Taxes paid                                                                                               $     43          $     91
                                                                                                         ========          ========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of prepaid warrants for 11,921 shares of common stock in 2002                          $     --          $  7,067
                                                                                                         ========          ========
Issuance of 2,433 shares of common stock in payment of accrued warrant premium                           $     --          $  1,951
                                                                                                         ========          ========
Discount on convertible debt                                                                             $     65          $     --
                                                                                                         ========          ========
Trade payables exchanged with shares of common stock                                                     $  1,735          $     --
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

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS OVERVIEW AND GOING CONCERN CONSIDERATIONS

    The unaudited consolidated financial statements of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") include the consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and nine months ended June 30, 2003 and June 30, 2002 and the consolidated statements of cash flows for the nine months ended June 30, 2003 and June 30, 2002 have been prepared by the Company. In the opinion of management, all adjustments (which include mainly recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows as of June 30, 2003 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2002. The operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the operating results for the full fiscal year.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of the Company's Semiconductor Equipment Group ("SEG"), there is no certainty that the Company will have the financial resources to continue in business. The Company has incurred operating losses for fiscal 2002 and 2001 amounting to $40,539 and $83,226, respectively, and negative cash flows from operations for fiscal 2002, 2001 and 2000 amounting to $25,905, $12,584 and $21,222, respectively. In addition, as of June 30, 2003, the Company was not in compliance with certain covenants of its revolving credit facility, which was due to expire on April 28, 2003. The termination date has been extended seven times by the lender, the latest of which extended the facility termination date to October 31, 2003. The Company and the lender have a tentative agreement on an eighth extension, which extends the termination date to November 30, 2003. Further, the Company has debt payments due which relate to acquisitions the Company has made. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

    In November 2002, the Company adopted a formal plan to sell the SEG business. Accordingly, beginning with the Company's financial results for the quarter ended December 31, 2002, the Consolidated Statements of Operations were reclassified to present the results of the SEG business separately from continuing operations. Furthermore, the Consolidated Balance Sheets were reclassified to present the assets and liabilities of the SEG business under discontinued operations and the Consolidated Statements of Cash Flows classified separately the cash usage from discontinued operations. As such, SEC filings for the Company's quarters ended December 31, 2002, and March 31, 2003, reported the SEG business as a discontinued operation.

    In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has 1) lowered its fixed costs and breakeven level of revenues, 2) reduced its liabilities through a series of debt-for-equity exchanges, and 3) recruited an experienced high technology executive to run the operations and oversee its eventual sale. As a result, the Company believes that the SEG business will generate positive cash flow from operations and return to profitability. Consequently, the Company believes the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects the business' inherent value. Given this change in circumstances, there exists the possibility that a disposition of the SEG business may not occur within the timeframe imposed by generally accepted accounting principles to continue presenting the SEG business as a discontinued operation in the Company's financial statements. Accordingly, in the quarter ended June 30, 2003, the Company has reclassified its financial statements to reflect the SEG business as a continuing operation.

    The Company has not changed its belief that the sale of the SEG business is in the best interests of shareholders, nor has the Company changed its desire to consummate a sale of the SEG business at the earliest date. The Company is continuing discussions with interested buyers.

    On April 17, 2003, the Company engaged the services of The U-Group LLC, for the purposes of providing management assistance to the SEG business. The services of The U-Group were terminated in October 2003 effective with the hiring of Jim Havener, an experienced high-technology executive, to manage the business and oversee its eventual sale.

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

    As of June 30, 2003, the Company came to agreement with certain suppliers to SEG extinguishing $1,735 of past-due accounts payable balances owed to these vendors and, in exchange, the Company will issue 1,361,308 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of the Company totaling approximately $2,340. The Company is in continued discussions with other suppliers regarding the exchange of debt for common stock. The Company believes that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained.

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

    Because the timing and proceeds of a prospective sale of SEG is uncertain, the Company recognizes that it will require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, Pat V. Costa, the Company's Chairman, President and CEO, loaned the Company $500 and the Company issued a 9% Convertible Senior Note. In September 2003, the Company completed a $5,000 private placement of its shares and warrants to accredited investors. The Company intends to register the shares sold in this offering and the shares underlying the warrants at the earliest possible date. The Company's plan also calls for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

    If the Company does not sell SEG, it may not have sufficient working capital to continue in business. Even if the Company were to complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance the Company's remaining businesses. In that event, the Company would be forced either to seek additional financing.

2. INVENTORIES

    Inventories consisted of the following:

                                       JUNE 30, 2003    SEPTEMBER 30, 2002
                                      ---------------   ------------------
                  Raw Materials          $  5,650           $ 11,645
                  Work-in-Process           2,885              6,651
                  Finished Goods            4,518              4,471
                                         --------           --------
                       Total             $ 13,053           $ 22,767
                                         ========           ========

    Inventory on consignment was $330 and $1,671 at June 30, 2003 and September 30, 2002, respectively.

3.  EARNINGS PER SHARE

Basic net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net income (loss) per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of net loss per share for the three and nine months ended June 30, 2003 and June 30, 2002 are as follows:

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                             ---------------------------       -------------------------
                                                                2003             2002             2003            2002
                                                             ----------        ---------       ----------      ----------
BASIC AND DILUTED EPS
Net loss                                                      $ (3,252)         $ (9,992)       $(26,618)       $(22,149)
Premium on warrants                                                (11)              (15)            (13)           (213)
Common stock dividend                                               --                --             (18)             --
                                                              --------          --------        --------        --------
Net loss - numerator                                            (3,263)          (10,007)        (26,649)        (22,362)
Weighted average number of common shares - denominator          61,547            56,298          61,200          46,452
                                                              --------          --------        --------        --------

Net loss per share - basic and diluted                        $  (0.05)         $  (0.18)       $  (0.44)       $  (0.48)
                                                              ========          ========        ========        ========

    For the three and nine months ended June 30, 2003 and June 30, 2002, potential common shares were anti-dilutive due to the loss for the period. For the three months ended June 30, 2003 and June 30, 2002 and for the nine months ended June 30, 2003 and June 30, 2002, the Company had potential common shares excluded from the earnings per share calculations of 8,313, 13,133, 10,876 and 13,092, respectively.

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

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                   ------------------------        ------------------------
                                                                     2003            2002            2003            2002
                                                                   --------        --------        --------        --------
          Net loss                                                 $ (3,252)       $ (9,992)       $(26,618)       $(22,149)
          Effect of foreign currency translation adjustments            107            (302)           (117)           (240)
                                                                   --------        --------        --------        --------
          Comprehensive loss                                       $ (3,145)       $(10,294)       $(26,735)       $(22,389)
                                                                   ========        ========        ========        ========

5.  REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

REVOLVING CREDIT FACILITY

    The Company has a $10,000 revolving credit facility, which was due to expire on April 28, 2003. The termination date has been extended seven times by the lender, the latest of which extended the facility termination date to October 31, 2003. The fifth extension contained modifications to certain conditions of the loan agreement. The Company and the lender have a tentative agreement on an eighth extension, which extends the termination date to November 30, 2003. The Company is in discussions with several alternative lenders and believes it will complete a lending agreement within the next 30 days. The current credit facility allows for borrowings of up to 90% of eligible foreign receivables up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and any bank reserves. At June 30, 2003, the amount available under the line was $10,000 against which the Company had $9,986 of borrowings, resulting in availability at June 30, 2003 of $14, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (6% at June 30, 2003). At June 30, 2003, the Company was not in compliance with certain covenants of the credit agreement, and therefore in technical default, although the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings. Further, due to the terms of the credit facility, there can be no certainty that there will be available borrowings under the credit facility.

NOTES PAYABLE AND LONG-TERM DEBT:

    Notes payable and long-term debt at June 30, 2003 and September 30, 2002 consisted of the following:


                                                                                                              JUN 30       SEPT 30
                                                                                                               2003          2002
                                                                                                             --------      --------
Subordinated note payable - 8.25%, payable in equal quarterly installments of $281, currently due            $    567      $    850
Abante note payable - 8%, currently due                                                                         1,000         1,000
Abante payable - non-interest bearing, discounted at 8%, payable in annual
 installments of $500, through November 2006                                                                    1,771         1,695
AIID notes payable -- prime rate (4.00% at June 30, 2003 and 4.75% at September 30, 2002)                       4,245         4,219
 Promissory note, 10%, due April 11, 2004                                                                       2,000            --
9% Convertible Senior Note - due December 4, 2005                                                                 447            --
Other borrowings                                                                                                   60            93
                                                                                                             --------      --------
Total notes payable and long-term debt                                                                         10,090         7,857
Less notes payable and current portion of long-term debt                                                       (8,837)       (4,781)
                                                                                                             --------      --------
Long-term debt                                                                                               $  1,253      $  3,076
                                                                                                             ========      ========


    On November 21, 2001, the $1,500 note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, the Company agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $500 through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $500. Pursuant to an oral agreement with the former principals of Abante, the Company paid on November 21, 2001 the interest, $250 of note principal and approximately $112 of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. In January 2002, the principals demanded current full payment of these amounts or collateralization of the Company's future payment obligations. The Company did not agree to the request for collateralization but continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250 of note principal and approximately $150 of the first annual installment on February 21, 2002, and paying approximately $238 of the first annual installment on May 21, 2002. The Company did not make either the November 2002 note principal payment of $1,000 or a significant portion of the November 2002 annual installment payment of $500, and is therefore in default. Although the Company has failed to make the installment payment, there is no provision in the agreements that would require the acceleration of future payments due under this arrangement. As a result, the Company has classified the payments due during fiscal 2005 and 2006 in the amount of $754 as long-term debt in the accompanying consolidated financial statements.

    On January 3, 2002, a payment of $1,855 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002 in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants with an exercise price of $1.14 per share. The fair value of these warrants (determined using Black-Scholes pricing model), totaling approximately $137, was charged to operations through January 2003. In accordance with the agreement with the other former stockholders, the Company made note principal and interest payments on April 1, 2002 of approximately $516 and $31, respectively, and note principal and interest payments on August 1, 2002 of $536 and $29, respectively. The Company did not make the December 2002 and January 2003 installment payments due of $535 and $1,855, respectively, and is therefore in default. Seven of the former shareholders have filed lawsuits against the Company seeking payment of all amounts currently past due. There is no provision in the AIID promissory notes giving rights of acceleration of the future installments due in the event of default under the arrangement. In July 2003, the Company reached a settlement with certain of these noteholders. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. On October 29, 2003, additional noteholders agreed to forbear from taking action until May 1, 2004. The Company agreed to issue warrants to these noteholders and pay these noteholders the outstanding interest that had accrued through June 1, 2003.

    As of October 31, 2003, the Company was in default on an aggregate of $14,339 of its borrowings.

    Principal maturities of notes payable and long-term debt as of June 30, 2003 are as follows:

                    2003               $ 8,837
                    2004                   500
                    2005                   753
                                       -------
                   Total               $10,090
                                       =======

    On December 4, 2002, Pat V. Costa (the "Holder"), loaned the Company $500 and the Company issued a 9% Convertible Senior Note in the amount of $500. Under the terms of this note, the Company is required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003, and pay the principal amount on December 4, 2005. This note allows the Holder to require earlier redemption by the Company in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, the Holder may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by the Holder until the note is paid in full or by the Company if at any time following the closing date the closing price of the Company's Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. The Holder's conversion price is equal to 125% of the average closing price of our common stock for the thirty consecutive trading days ending December 3, 2002, or $0.42 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, the Company recorded a dividend in the amount of approximately $18 on December 4, 2002. The Company did not make the semiannual interest payment due on May 15, 2003. On October 28, 2003, Pat V. Costa agreed to forbear from exercising his rights with respect to this interest payment until January 14, 2005.

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

    On April 11, 2003, the Company entered into a Settlement and Release Agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1,000 to the Company. On the same date, the Company entered into a Loan Agreement with this customer ("Lender") which provided for the loan of $4,000 to the Company, in two tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time the Company delivered to Lender a secured promissory note in the amount of $2,000 with a maturity date of April 11, 2004, bearing an interest rate of 10%. The second closing for the delivery of a separate promissory note is subject to terms and conditions. During the three month period ended June 30, 2003, the Company recorded a $1,000 other gain relating to the settlement.

6.  RESTRUCTURING CHARGES

    In February 2003, the Company closed its New Berlin, WI and Tucson, AZ facilities, and consolidated these SEG operations into its Hauppauge, NY facility. This restructuring included costs related to the closing of these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this restructuring totaling $3,529 was comprised of facility exit costs of $2,486, property plant and equipment write-offs of $427, severance charges of $228, and other asset write-offs of $388.

    Also during the nine month period ended June 30, 2003, the Company took additional steps in order to reduce its costs, including a reduction of approximately 25 employees at its Hauppauge, NY and Canton, MA facilities, resulting in severance costs of approximately $180.

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

    A summary of the 2003 remaining restructuring costs is as follows:

                                                                 Q1 & Q2          Q3
                                                LIABILITY AT   FISCAL 2003   FISCAL 2003     CASH       NON-CASH    LIABILITY AT
                                                  SEPT. 30,      AMOUNTS       AMOUNTS      AMOUNTS      AMOUNTS       JUNE 30,
                                                    2002         ACCRUED       ACCRUED      INCURRED     INCURRED        2003
                                                ------------   -----------   -----------     ----       --------    ------------

Severance payments to employees                    $   98         $  270        $  140       $  391       $   --       $  117
Exit costs from facilities                             77          2,486            --          192           --        2,371
Write-off of tangible and intangible assets            --            815            --           --          815           --
Retention agreements                                   --            600            --           --           --          600
                                                   ------         ------        ------       ------       ------       ------
          Total                                    $  175         $4,171        $  140       $  583       $  815       $3,088
                                                   ======         ======        ======       ======       ======       ======


    The Company also took steps in the prior year and recorded restructuring and other charges of approximately $1,225 and $1,601, respectively, during the three and nine months ended June 30, 2002. As of October 31, 2003, the Company is in the final state of negotiating a settlement pertaining to the New Berlin, WI facility.

7.  WARRANTY COSTS

We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $71 and $22 during the three month periods ended June 30, 2003 and June 30, 2002, respectively, and $158 and $756 during the nine month periods ended June 30, 2003 and 2002, respectively.

8.  SALE OF PRODUCT LINE

    As of December 15, 2001 the Company sold its one-dimensional material handling product line ("material handling business"), which had been part of the Company's Acuity CiMatrix division, to affiliates of SICK AG of Germany ("SICK"). The material handling business had designed, manufactured and marketed one-dimensional bar code reading and machine vision systems and related products used in the automatic identification and data collection market to track packages for the parcel delivery services and material handling industries. The sales price was $11,500, which included the right to receive $500 following the expiration of a 16-month escrow to cover indemnification claims. The costs of the transaction were approximately $800. The Company recorded a net gain of $6,935 in the first quarter of fiscal 2002 related to the sale of the material handling business. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2,800 and had an operating loss of approximately $250.

    On June 5, 2003, the Company came to an agreement with SICK on the remaining escrow in the amount of $350 and recorded the amount as a net gain in the quarter ended June 30, 2003, related to the sale of the material handling business.

9.  SEGMENT INFORMATION

    The Company operates in two reportable segments serving the machine vision industry. The Company has determined its reporting segments primarily based on the nature of the products offered by the Semiconductor Equipment Group and the Acuity CiMatrix division. The Semiconductor Equipment Group, which is comprised of the Electronics subdivision, including Abante Automation, supplies inspection equipment to the semiconductor industry. The Acuity CiMatrix division designs, manufactures and markets 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation.

    The accounting policies of each segment are the same as those described in the annual report on Form 10-K. Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were approximately $56 and $16 for the nine months ended June 30, 2003 and June 30, 2002, respectively. All intercompany profits are eliminated in consolidation. Other income (loss) includes of unallocated corporate general and administrative expenses. Other assets are comprised primarily of corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments. All intercompany transactions have been eliminated.

                                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                         JUNE 30,                    JUNE 30,
                                                                                 ----------------------      ----------------------
                                                                                   2003          2002          2003          2002
                                                                                 --------      --------      --------      --------
REVENUES:
Semiconductor Equipment ....................................................     $  5,032      $ 10,450      $ 16,078      $ 24,125
Acuity CiMatrix ............................................................        5,093         4,898        13,823        20,231
                                                                                 --------      --------      --------      --------
          Total Revenues ...................................................     $ 10,125      $ 15,348      $ 29,901      $ 44,356
                                                                                 ========      ========      ========      ========

LOSS FROM OPERATIONS:
Semiconductor Equipment ....................................................     $ (3,180)     $ (5,365)     $(18,661)     $(16,622)
Acuity CiMatrix   ..........................................................         (871)       (2,017)       (3,718)       (5,238)
Other ......................................................................       (1,329)       (2,309)       (5,945)       (6,326)
                                                                                 --------      --------      --------      --------
          Total loss from operations .......................................     $ (5,380)     $ (9,691)     $(28,324)     $(28,186)
                                                                                 ========      ========      ========      ========

DEPRECIATION AND AMORTIZATION:
Semiconductor Equipment ....................................................     $    873      $  1,616      $  2,805      $  4,767
Acuity CiMatrix ............................................................          551           712         1,804         2,255
Other ......................................................................           41            67           136           269
                                                                                 --------      --------      --------      --------
          Total depreciation and amortization ..............................     $  1,465      $  2,395      $  4,745      $  7,291
                                                                                 ========      ========      ========      ========

TOTAL ASSETS
Semiconductor Equipment ....................................................     $ 24,452      $ 50,612      $ 24,452      $ 50,612
Acuity CiMatrix ............................................................       13,486        20,300        13,486        20,300
Other ......................................................................        1,538         1,702         1,538         1,702
                                                                                 --------      --------      --------      --------
          Total assets .....................................................     $ 39,476      $ 72,614      $ 39,476      $ 72,614
                                                                                 ========      ========      ========      ========

EXPENDITURES FOR PLANT AND EQUIPMENT, NET
Semiconductor Equipment ....................................................     $    (43)     $    923      $    173      $  1,030
Acuity CiMatrix ............................................................            6             3            24           246
Other ......................................................................           --            16            --            39
                                                                                 --------      --------      --------      --------
          Total expenditures for plant and equipment, net ..................     $    (37)     $    942      $    197      $  1,315
                                                                                 ========      ========      ========      ========

CAPITALIZED AMOUNTS OF SOFTWARE DEVELOPMENT COSTS
Semiconductor Equipment ....................................................     $    146      $    506      $    534      $  1,068
Acuity CiMatrix ............................................................          153           131           459           398
                                                                                 --------      --------      --------      --------
          Total capitalized amounts of software development costs ..........     $    299      $    637      $    993      $  1,466
                                                                                 ========      ========      ========      ========


10. SUBSEQUENT EVENTS

    On August 5, 2003, the Company's $10,000 revolving credit facility, was extended a fifth time by the lender, extending the facility termination date to August 31, 2003, subject to the Company meeting certain conditions. This amendment also included certain modifications to the loan agreement. On September 19, 2003 the credit facility was extended a sixth time, extending the facility termination date to September 30, 2003. On October 10, the credit facility was extended a seventh time, extending the termination date to October 31, 2003. The Company and the lender have a tentative agreement on an eighth extension, which extends the termination date to November, 2003.

    In connection with the debt restructuring agreements for the period ended June 30, 2003, discussed in note 1, the Company has also come to agreement with certain suppliers during the period of July 1 to September 30, 2003. Under the terms of these agreements, the Company will extinguish $1,071 of past-due accounts payable balances owed to these vendors and, in exchange, the Company will issue 837,619 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of the Company totaling approximately $425.

    On September 26, 2003, the Company completed a $5,000 equity funding. The offering, done as a PIPE (private investment in public equity) transaction, resulted in net proceeds after transaction costs of approximately $4,500. In the transaction, 10,000 common shares were issued at $0.50 per share and warrants for 5,000 common shares exercisable over five years at $0.61 per share, the closing price of the Company's common stock on the day prior to the closing date.

    On October 24, 2003, the Company was informed by Nasdaq that its shares were being delisted from the Nasdaq SmallCap Market effective October 28, 2003. In making the determination, Nasdaq cited the Company's failure to file, by October 24, 2003, an amended Form 10-Q for the three months ended June 30, 2003. The October 24 deadline had been set by a Nasdaq Listing Qualifications Hearing Panel for the Company to amend its filing to comply with SAS 100.

    The Company was informed by Nasdaq that, upon the filing of a compliant Form 10-Q, RVSI's shares will be eligible to trade on the real-time, multiple-market-maker OTC Bulletin Board. The Company also has the right to appeal the decision of the Nasdaq Qualifications Hearing Panel within 15 days of the decision, and the Company has announced it intends to make such an appeal.

    On October 20, 2003 the Company entered into a agreement with International Product Technology, Inc.("IPT"), to sell IPT certain assets of its Systemation Business, primarily consisting of inventory and intellectual property. Under the terms of this agreement, the Company has sold IPT certain assets and in exchange receive $40 in cash and a promissory note for the principal amount of approximately $3,629.

11. RECENT ACCOUNTING PRONOUNCEMENTS

    Restructuring -- In July 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146), which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting FAS 146 is recognized in the consolidated financial statements.

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

    On April 30, 2003, the FASB issued FAS 149, Amendment of FAS 33 on Derivative Instruments and Hedging Activities. FAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, FAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. FAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of FAS 149 will have a material effect on its consolidated financial statements.

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

12.  GOODWILL

    In June 2001, the FASB issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

    In accordance with FAS No. 142, The Company initiated a goodwill impairment assessment during the second quarter of fiscal 2003. The results of this analysis concluded that there was no impairment charge. The following table presents the quarterly results of the Company on a comparable basis assuming goodwill is not amortized:

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                               ---------------------------     --------------------------
                                                                   2003            2002           2003           2002
                                                               ----------      -----------     -----------     ----------
        REPORTED NET LOSS                                      $   (3,252)     $   (9,992)     $  (26,618)     $  (22,149)
        Goodwill amortization                                          --             103              --             311
                                                               ----------      ----------      ----------      ----------
           Adjusted net loss                                   $   (3,252)     $   (9,889)     $  (26,818)     $  (21,838)
                                                               ==========      ==========      ==========      ==========

        BASIC AND DILUTED EARNINGS PER SHARE:
           Reported net loss                                   $    (0.05)     $    (0.18)     $    (0.44)     $    (0.48)
           Goodwill amortization                                       --              --              --            0.01
                                                               ----------      ----------      ----------      ----------
           Adjusted net loss                                   $    (0.05)     $    (0.18)     $    (0.44)     $    (0.47)
                                                               ==========      ==========      ==========      ==========

13. STOCK-BASED COMPENSATION

    The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25 and complies with the disclosure provisions of FASB FAS 123, as amended by FASB FAS
148. All equity-based awards to non-employees are accounted for at their fair value in accordance with FASB SFAS No. 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

    Had compensation cost for the Company's stock based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with FASB SFAS No. 123, the Company's net loss and net loss per share would have been reported at the pro-forma amounts indicated below.


                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                 JUNE 30,                          JUNE 30,
                                                                        --------------------------        --------------------------
                                                                          2003             2002             2003             2002
                                                                        ---------        ---------        ---------        ---------
Net loss: ......................................................        $ (3,252)        $ (9,992)        $(26,618)        $(22,149)
Deduct: Total stock-based compensation expense
determined under the fair value based method for
all stock option awards (net of related tax
  effects) .....................................................            (352)            (598)          (1,322)          (1,468)
                                                                        --------         --------         --------         --------
    Net loss ...................................................        $ (3,604)        $(10,590)        $(27,940)        $(23,617)
                                                                        --------         --------         --------         --------

Earnings per share:
   Basic and diluted- as reported ..............................        $  (0.05)        $  (0.18)        $  (0.44)        $  (0.48)
                                                                        --------         --------         --------         --------
   Basic and diluted- pro forma ................................        $  (0.06)        $  (0.19)        $  (0.46)        $  (0.51)
                                                                        --------         --------         --------         --------

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

    As of December 15, 2001, we sold our one-dimensional material handling product line ("material handling business"), which had been part of our Acuity CiMatrix division, to affiliates of SICK AG of Germany for approximately $11.5 million. This price included the right to receive $0.5 million following the expiration of a 16-month escrow to cover indemnification claims. The costs of this transaction were approximately $0.8 million. On June 5, 2003, we came to an agreement with SICK on the escrow in the amount of approximately $.4 million and recorded the amount as a net gain in the quarter ended June 30, 2003. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2.8 million and had an operating loss of approximately $0.25 million.

    Our consolidated financial statements have been prepared assuming we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of the Semiconductor Equipment Group ("SEG"), there is no certainty that we will have the financial resources to continue in business. We have incurred operating losses for fiscal 2002 and 2001 amounting to $40.5 million and $83.2 million, respectively, and negative cash flows from operations for fiscal 2002, 2001 and 2000 amounting to $25.9 million, $12.6 million and $21.2 million, respectively. In addition, we were not as of June 30, 2003, in compliance with certain covenants of our revolving credit facility, which was due to expire on April 28, 2003. The termination date has been extended seven times by the lender, the latest of which extended the facility termination date to October 31, 2003. The fifth extension contained modifications to certain conditions of the loan agreement. We have a tentative agreement with the lender on an eighth extension, which extends the termination date to November 30, 2003. Further, we have debt payments due which relate to acquisitions we have made. These conditions raise substantial doubt about our ability to continue as a going concern.

    In November 2002, we adopted a formal plan to sell the SEG business. Accordingly, beginning with our financial results for the quarter ended December 31, 2002, the Consolidated Statements of Operations were reclassified to present the results of the SEG business separately from continuing operations. Furthermore, the Consolidated Balance Sheets were reclassified to present the assets and liabilities of the SEG business under discontinued operations and the Consolidated Statements of Cash Flows classified separately the cash usage from discontinued operations. As such, SEC filings for our quarters ended December 31, 2002, and March 31, 2003, reported the SEG business as a discontinued operation.

    In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has 1) lowered its fixed costs and breakeven level of revenues, 2) reduced its liabilities through a series of debt-for-equity exchanges, and 3) recruited an experienced high technology executive to run the operations and oversee its eventual sale. As a result, we believe that the SEG business will generate positive cash flow from operations and return to profitability. Consequently, we believe the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects the business' inherent value. Given this change in circumstances, there exists the possibility that a disposition of the SEG business may not occur within the timeframe imposed by generally accepted accounting principles to continue presenting the SEG business as a discontinued operation in our financial statements. Accordingly, in the quarter ended June 30, 2003, we have reclassified our financial statements to reflect the SEG business as a continuing operation.

    We have not changed our belief that the sale of the SEG business is in the best interests of shareholders, nor have we changed our desire to consummate a sale of the SEG business at the earliest date. We are in continuing discussions with interested buyers.

    On April 17, 2003, we engaged the services of The U-Group LLC, for the purposes of providing management assistance to the SEG business. The services of The U-Group were terminated in October 2003 effective with the hiring of Jim Havener, an experienced high-technology executive, to manage the business and oversee its eventual sale.

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

    As of June 30, 2003, we have come to agreement with certain suppliers to SEG, extinguishing approximately $1.7 million of past-due accounts payable balances owed to these vendors and, in exchange, we will issue 1,361,308 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of ours totaling approximately $2.3 million. We are in continued discussions with other suppliers regarding the exchange of debt for common stock. We believe that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained.

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

    Because the timing and proceeds of a prospective sale of SEG is uncertain, we recognize that we will require a supplemental infusion of capital. This capital infusion may be required either for some short-term period prior to the completion of a sale of the division, or for long-term self-sufficiency of working capital. To that end, on December 4, 2002, Pat V. Costa, our Chairman, President and CEO, loaned us $0.5 million and we issued a 9% Convertible Senior Note. In September 2003, we completed a $5.0 million private placement of our shares and warrants to accredited investors. We intend to register the shares sold in this offering and the shares underlying the warrants at the earliest possible date. Our plans also call for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

    If we do not sell SEG, we may not have sufficient working capital to continue in business. While we believe that we will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced to seek additional financing.

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

         Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including certain assumptions related to going concern consideration, the allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. We have identified certain critical accounting policies, which are described below:

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

Goodwill and Other Long-lived Asset Valuations

         In June 2001, the FASB issued FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

       In accordance with FAS 142, we initiated a goodwill impairment assessment during the second quarter of fiscal 2003. The results of this analysis concluded that there was no impairment charge.

Income Tax Provision

         We record a valuation allowance against deferred tax assets when we believe that it is more likely than not that these assets will not be realized. Because of our recurring losses and negative cash flows, we have provided a valuation allowance against all deferred taxes as of June 30, 2003 and September 30,2002.

Providing for Warranties

         We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, and revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $71, and $22 during the three months ended June 30, 2003, and June 30, 2002, respectively, and $158 and $756 during the nine months ended June 30, 2003 and June 30, 2002, respectively.

Restructuring

         In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which nullifies EITF Issue No. 94-3. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We adopted the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting FAS 146 is recognized in the consolidated financial statements.

Stock-Based Compensation

         In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends FAS 123. FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by FAS 123, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and has adopted the disclosure-only provisions of FAS 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with FAS 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

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


Results of Operations

    For the three months ended June 30, 2003, bookings and revenues were $11.3 million and $10.1 million, respectively. This compares to bookings of $15.7 million and revenues of $15.3 million for the three months ended June 30, 2002. Bookings and revenues in the nine months ended June 30, 2003 were $28.4 million and $29.9 million, respectively, as compared to $43.9 million and $44.4 million in the nine months ended June 30, 2002. The bookings and revenues in the nine months ended June 30, 2002, included $1.7 million and $2.8 million, respectively, associated with our material handling business. Excluding the material handling business, bookings were $42.1 million and revenues were $41.5 million, respectively, in the nine months ended June 30, 2002. The decline in our bookings and revenues in the current fiscal year is a reflection of a general industry slowdown, as a result of which our customers have decreased demand for our products,. the uncertainty surrounding the potential sale of SEG as well as our financial constraints impacting our ability to procure inventory necessary to satisfy customer orders

    The gross profit margin was negatively affected by the decline in revenues. The gross margins as a percentage of revenues were 40.4% and 25.8% in the three and nine months ended June 30, 2003 compared to 32.0% and 33.7% in the three and nine month periods ended June 30, 2002. The gross margin improvement in the three months ended June 30, 2003, in comparison to the same period of the prior year is due primarily to the lower level of manufacturing overhead expenses in the current quarter as a result of cost reduction measures initiatived during fiscal 2003. The lower gross margin in the nine months ended June 30, 2003, in comparison to the same period of the prior year is largely attributable to a $3.7 million inventory provision recorded in the quarter ended March 31, 2003. Excluding the effects of the material handling business, margins were 33.8% of revenues in the nine month period ended June 30, 2002. The lower gross profit margin primarily reflects the impact of the fixed costs as a percentage of the lower level of sales, as well as the impact of $3.7 million of inventory provisions recorded in the nine months ended June 30, 2003.

    Research and development expenses were $2.5 million, or 24% of revenues, in the three months ended June 30, 2003, compared to $4.5 million, or 29% of revenues, in the three months ended June 30, 2002. Research and development expenses were $8.0 million, or 27% of revenues, in the nine months ended June 30, 2003, compared to $13.8 million, or 31% of revenues, in the nine months ended June 30, 2002. Excluding the effects of the material handling business, research and development expenses were $13.4 million or 32% of revenues in the nine months ended June 30, 2002. The lower level of expenses reflects a lower level of fixed costs as a result of cost reductions taken in fiscal 2002. In fiscal 2003 and 2004, we intend to continue to invest in new wafer scanning systems and enhanced capabilities for our lead scanning systems and also to enhance our two-dimensional barcode reading products.

    In the three and nine months ended June 30, 2003, we capitalized approximately $0.3 million and $1.0 million in software development costs under Statement of Financial Accounting Standards No. 86 as compared with $0.6 million and $1.5 million in the three and nine month periods ended June 30, 2002. The related amortization expense was $0.7 million and $2.1 million for the three and nine month periods, respectively, during both fiscal 2003 and 2002. The amortization costs are included in cost of sales.

    Selling, general and administrative expenses were $6.9 million, or 68% of revenues, in the three months ended June 30, 2003, compared to $8.9 million, or 58% of revenues, in the three months ended June 30, 2002. Selling, general and administrative expenses were $23.7 million, or 79% of revenues, in the nine months ended June 30, 2003, compared to $27.7 million, or 63% of revenues, in the nine months ended June 30, 2002. Excluding the effects of the material handling business, selling, general and administrative expenses in the nine month period ended June 30, 2002 were $27.0 million, or 65% of revenues. Also, as a result of the slowdown experienced by SEG, we identified certain purchase commitments for products that have been discontinued. We have recorded a loss in the amount of $1.1 million related to these commitments in the nine months ended June 30, 2003. The loss associated with these purchase commitments is included in selling, general and administrative expenses for the nine months ended June 30, 2003. The lower level of expenses in fiscal 2003 reflects a combination of lower levels of variable selling expenses associated with the decrease in revenues and the lower level of fixed costs, as a result of the many cost reductions taken.

    In February 2003, we closed our New Berlin, WI and Tucson, AZ facilities, and consolidated these SEG operations into our Hauppauge, NY facility. This restructuring included costs related to the closing of these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this restructuring totaling $3.5 million was comprised of facility exit costs of $2.5 million, property plant and equipment write-offs of $0.4 million, severance charges of $0.2 million, and other asset write-offs of $0.4 million.

    Also during the nine month period ended June 30, 2003, we took additional steps in order to reduce our costs, including a reduction of approximately 25 employees at our Hauppauge, NY and Canton, MA facilities, resulting in severance costs of approximately $0.2 million.

    In November 2002, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with us and continuing through the sale of SEG. The current cash value of the award is approximately $0.7 million. We are accruing these agreements over the expected service period, which has been based upon the estimated timing of the sale of SEG. We accrued approximately $0.6 million as of June 30, 2003.

    A summary of the 2003 remaining restructuring costs is as follows:

                                          LIABILITY     Q1 & Q2         Q3
                                             AT       FISCAL 2003   FISCAL 2003     CASH       NON-CASH     LIABILITY AT
                                          SEPT. 30,     AMOUNTS       AMOUNTS      AMOUNTS     AMOUNTS        JUNE 30,
                                            2002        ACCRUED       ACCRUED     INCURRED     INCURRED         2003
                                          ---------   -----------   -----------   --------     --------      ----------
Severance payments to employees            $   98        $  270        $  140      $  391        $   --        $  117
Exit costs from facilities                     77         2,486            --         192            --         2,371
Write-off of tangible and
  intangible assets                            --           815            --          --           815            --
Retention agreements                           --           600            --          --            --           600
                                           ------        ------        ------      ------        ------        ------
          Total                            $  175        $4,171        $  140      $  583        $  815        $3,088
                                           ======        ======        ======      ======        ======        ======


    We also took steps in the prior year and recorded restructuring and other charges of approximately $1.2 million and $1.6 million, respectively, during the three and nine months ended June 30, 2002.

    During the three months ended June 30, 2003, we came to agreement with certain suppliers, extinguishing $1.7 million of past-due accounts payable balances owed to these vendors and, in exchange, we will issue 1,361,308 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments totaling approximately $2.3 million. We have reported this gain from debt restructure of $1.1 million in other gains for the quarter ended June 30, 2003.

    Other gains for the three and nine month periods ended June 30, 2003 included a gain relating to a settlement with a major customer in the amount of $1.0 million. On April 11, 2003, we entered into a Settlement and Release Agreement with this customer, which provided for the release of certain claims among the parties and the $1.0 million payment to us.

    Net interest expense was $0.3 million and $1.0 million in the three and nine month periods ended June 30, 2003, as compared to $0.3 million and $0.9 million in the three and nine months ended June 30, 2002. The applicable interest rate under the revolving credit facility is prime plus 2% as of June 30, 2003.

    There were no tax provisions in the three and nine months ended June 30, 2003 and 2002, due to the losses incurred and full valuation allowance provided against net operating loss carryforwards.


Liquidity And Capital Resources

    On December 4, 2002, Pat V. Costa (the "Holder"), loaned us $0.5 million and we issued a 9% Convertible Senior Note in the amount of $0.5 million. Under the terms of this note, we are required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003 and pay the principal amount on December 4, 2005. This note allows the Holder to require earlier redemption by us in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, the Holder may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by the Holder until the note is paid in full or by us if at any time following the closing date the closing price of our Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. The Holder's conversion price is equal to 125% of the average closing price of our common stock for the thirty consecutive trading days ending on December 3, 2002, or $0.42 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, we recorded a dividend in the amount of approximately $18 thousand on December 4, 2002. We did not make the semiannual interest payment due on May 15, 2003. On October 28, 2003, Pat V. Costa agreed to forbear from exercising his rights with respect to this interest payment until January 14, 2005.

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

    Our cash balance increased $0.5 million, to $0.7 million, in the nine months ended June 30, 2003, as a result of $3.8 million of net cash used in operating activities, $0.8 million of net cash used by investing activities, and $5.1 million of net cash provided by financing activities.

    The $3.8 million of net cash used in operating activities was primarily a result of the $26.6 million loss from operations in the nine months ended June 30, 2003, offset in part by a decrease in inventory of $6.0 million, the write-off of tangible and intangible assets of $4.7 million, depreciation and amortization of $4.7 million, inventory provisions of $3.7 million, increase in accrued expenses of $3.4 million, a decrease in accounts receivable of $2.2 million and an increase in deferred gross profit of $1.4 million.

    Additions to plant and equipment were $0.2 million in the nine month period ended June 30, 2003, as compared to $1.3 million in fiscal 2002. The capitalized software development costs for fiscal 2003 were $1.0 million as compared with $1.5 million in fiscal 2002.

    We have a $10.0 million credit facility, which was due to expire on April 28, 2003. The termination date has been extended seven times by the lender, the latest of which extended the facility termination date to October 31, 2003. The fifth extension also contains certained modifications to the loan agreement. We have a tentative agreement on an eighth extension, which extends the termination date to November 30, 2003. The Company is currently seeking an alternative financing source. We are in discussions with several alternative lenders and believe we will complete a lending agreement within the next 30 days. This credit facility allows for borrowings of up to 90% of eligible foreign receivables up to $10 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and bank reserves. At June 30, 2003, the amount available under the line was $10.0 million, against which we had $9.986 million of borrowings, resulting in availability at June 30, 2003 of $14 thousand, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (6% at June 30, 2003). We are not in compliance with certain covenants of the credit agreement, and therefore in technical default on the facility, although, the bank continues to make funds available for borrowings. There can be no certainty that the bank will continue to make funds available and the bank may immediately call for repayment of outstanding borrowings. Further, due to the terms of the credit facility, there can be no certainty that there will be available borrowings under the line. As of October 31, 2003, we were in default of an aggregate of $14.3 million of our borrowings.

    Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of SEG, there is no certainty that we will have the financial resources to continue in business. We have incurred net losses in fiscal 2002 amounting to $41.8 million, and $104.4 million in fiscal 2001. Net cash used in operating activities amounted to $25.9 million, $12.6 million and $21.2 million in fiscal 2002, 2001 and 2000, respectively. In addition, we are in technical default of our credit facility which may not be extended beyond October 31, 2003. The bank may immediately call for repayment of outstanding borrowings under this credit facility. These conditions raise substantial doubt about our ability to continue as a going concern.

    In November 2002, we adopted a formal plan to sell the SEG business. Accordingly, beginning with our financial results for the quarter ended December 31, 2002, the Consolidated Statements of Operations were reclassified to present the results of the SEG business separately from continuing operations. Furthermore, the Consolidated Balance Sheets were reclassified to present the assets and liabilities of the SEG business under discontinued operations and the Consolidated Statements of Cash Flows classified separately the cash usage from discontinued operations. As such, SEC filings for our quarters ended December 31, 2002, and March 31, 2003, reported the SEG business as a discontinued operation.

    In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has 1) lowered its fixed costs and breakeven level of revenues, 2) reduced its liabilities through a series of debt-for-equity exchanges, and 3) recruited an experienced high technology executive to run the operations and oversee its eventual sale. As a result, we believe that the SEG business will generate positive cash flow from operations and return to profitability. Consequently, we believe the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects the business' inherent value. Given this change in circumstances, there exists the possibility that a disposition of the SEG business may not occur within the timeframe imposed by generally accepted accounting principles to continue presenting the SEG business as a discontinued operation in our financial statements. Accordingly, in the quarter ended June 30, 2003, we have reclassified our financial statements to reflect the SEG business as a continuing operation.

    We have not changed our belief that the sale of the SEG business is in the best interests of shareholders, nor have we changed our desire to consummate a sale of the SEG business at the earliest date. We are in continuing discussions with interested buyers.

    On April 17, 2003, we engaged the services of The U-Group LLC, for the purposes of providing management assistance to the SEG business. The services of The U-Group were terminated in October 2003 effective with the hiring of Jim Havener, an experienced high-technology executive, to manage the business and oversee its eventual sale.

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

    As of June 30, 2003, we have come to agreement with certain suppliers, extinguishing $1.7 million of past-due accounts payable balances owed to these vendors and in exchange, will issue 1,361,308 shares of common stock. This debt restructuring also included the cancellation of certain purchase order commitments of ours totaling approximately $2.3 million. We are in continued discussions with other suppliers regarding the exchange of debt for common stock. We believe that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained.

    On September 26, 2003, we completed a $5.0 million equity funding. The offering, done as a PIPE (private investment in public equity) transaction, resulted in net proceeds after transaction costs of approximately $4.5 million. In the transaction, 10 million common shares were issued at $0.50 per share and warrants for 5 million common shares exercisable over five years at $0.61 per share, the closing price of our common stock on the day prior to the closing date.

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

    If we do not succeed in eventually selling SEG, we may have insufficient working capital to continue in business. While we believe that we will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance our remaining businesses. In that event, we would be forced either to seek additional financing.

    We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows (in thousands):

    TWELVE MONTH PERIOD ENDING JUNE 30:     FACILITIES     EQUIPMENT     TOTAL
    -----------------------------------     ----------     ---------    -------
                  2004                         $1,505       $   43       $1,548
                  2005                          1,400           23        1,423
                  2006                          1,025            7        1,032
                  2007                            918           --          918
                                               ------       ------       ------
                  Total                        $4,848       $   73       $4,921
                                               ======       ======       ======

    Purchase Commitments -- As of June 30, 2003, we had approximately $15.5 million of purchase commitments with vendors. Approximately $14.8 million was for the Semiconductor Equipment Group, and included computers and manufactures components for the division's lead and wafer scanning product lines. Approximately $0.7 million was for the Acuity CiMatrix division and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next eighteen months.

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

    Guarantees -- In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for us in our quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on our consolidated balance sheet or statement of operations.

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

    On May 15, 2003, the FASB issued FAS 150, Accounting for "Certain Financial Instruments with Characteristics of both Liabilites and Equity". FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. We do not believe the adoption of FAS 150 will have a material effect on our financial statements.

Forward-Looking Statements And Associated Risks

    This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in our business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control, including the following: we may not have sufficient resources to continue as a going concern; any significant downturn in the highly cyclical semiconductor industry or in general business conditions would likely result in a reduction of demand for our products and would be detrimental to our business; we will be unable to achieve profitable operations unless we increase quarterly revenues or make further cost reductions; we are in default of our revolving credit facility;; a loss of or decrease in purchases by one of our significant customers could materially and adversely affect our revenues and profitability; economic difficulties encountered by certain of our foreign customers may result in order cancellations and reduced collections of outstanding receivables; development of our products requires significant lead time and we may fail to correctly anticipate the technical needs of our markets; inadequate cash flows and restrictions in our banking arrangements may impede production and prevent us from investing sufficient funds in research and development; the loss of key personnel could have a material adverse effect on our business; the large number of shares available for future sale could adversely affect the price of our common stock; and the volatility of our stock price could adversely affect the value of an investment in our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

    Our management carried out an evaluation, with the participation of our Chief Executive Officer (also acting, at the time, as our Chief Financial Officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation and after consultation with our audit committee, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

     In connection with our filing of this Form 10-Q/A, we reevaluated our position relative to the sale of the SEG business and its related treatment as a discontinued operation. In the third quarter ended June 30, 2003, we determined that the Company would be willing and able to operate the SEG business until such time as we can obtain a sale price which in our opinion more closely reflects the inherent value of the SEG business. Based upon our reassessment of this change to our original plan, and the likelihood that we will not sell the SEG business within the permitted time frame and, as such, the requirements for reporting SEG as a discontinued operation are no longer met. Therefore, we have reclassified our financial statements to reflect the SEG business as a continuing operation.

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

    In May 2002, a purported shareholder derivative action entitled Mead Ann Krim v. Pat V. Costa, et al., Civil Action No. 19604-NC, was filed in the Court of Chancery of the State of Delaware against the members of our Board of Directors, and against us as a nominal defendant. The complaint sought damages from us as a result of the statements at issue in the now settled securities class actions. The action was dismissed with predjudice as to the plaintiff only, on May 14, 2003.

    In September 2002, McDonald Investments Inc. filed a demand for arbitration with the American Arbitration Association claiming entitlement to certain advisory fees in connection with the financing we completed in May 2002. On May 19, 2003, we entered into an agreement with McDonald Investments, Inc. to settle this dispute. Pursuant to this agreement, we are required to issue warrants to purchase 150,000 shares of our common stock and pay a limited amount of McDonald's fees related to this dispute.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

As of June 30, 2003, we agreed to issue 1,361,308 shares of common stock to certain suppliers in exchange for the cancellation of our debt obligations to such suppliers, which in the aggregate equaled approximately $1,735,000. The common stock was not registered under the Securities Act of 1933 because the common stock was offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.


             Exhibit
               No         Description
             -------      ------------
              10.23       Extension to the Revolving Credit and Security
                          Agreement, dated May 30, 2003, between PNC
                          Bank, National Association (as lender and agent) and Registrant (as borrower). *
              10.24       Extension to the Revolving Credit and Security
                          Agreement, dated August 14, 2003, between PNC
                          Bank, National Association (as lender and agent) and Registrant (as borrower). *
              10.25       Extension to the Revolving Credit and Security
                          Agreement, dated September 19, 2003, between
                          PNC Bank, National Association (as lender and agent) and Registrant (as borrower).
              10.26       Extension to the Revolving Credit and Security
                          Agreement, dated October 10, 2003, between PNC Bank,
                          National Association (as lender and agent) and Registrant (as borrower).
              10.27       Asset Purchase Agreement, dated October 20, 2003,
                          between International Product Technology, Inc. (as buyer) and Registrant (as seller).
               31.1       Rule 13a-14(a) Certification
               31.2       Rule 13a-14(a) Certification
               32.1       Section 1350 Certification

    o Previoulsy filed with this quarterly report on Form 10-Q for the quarterly period ended June 30, 2003.

(b) Reports on Form 8-K for the quarter ended June 30, 2003.

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

                                              ROBOTIC VISION SYSTEMS, INC.
                                              Registrant

   Dated: October 31, 2003                    /s/ PAT V. COSTA
                                              ----------------
                                              PAT V. COSTA
                                              President and CEO
                                              (Principal Executive Officer)