Form 10-K
period 2003-09-30
ROBOTIC VISION SYSTEMS INC
filed 2004-01-13
CIK 225868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003


                         COMMISSION FILE NUMBER 0-8623

                          ROBOTIC VISION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      11-2400145
           (State of Incorporation)                           (I.R.S. Employer
                                                            Identification No.)

                      486 AMHERST STREET, NASHUA, NH 03063
                    (Address of Principal Executive Offices)

                  REGISTRANT'S TELEPHONE NUMBER (603) 598-8400

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2) of the Exchange Act)  Yes [ ]     No [X]

     The aggregate market value of the common stock held by non-affiliates of the Registrant was $10,865,026 as of March 31, 2003, the last business day of the Registrant's most recently completed second fiscal quarter.

     The number of shares of the Registrant's common stock outstanding was 17,266,751 as of December 31, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                     LOCATION IN FORM 10-K IN WHICH INCORPORATED
                   --------                     -------------------------------------------
 Registrant's Proxy Statement relating to the                Item 9 of Part II
     2003 Annual Meeting of Stockholders                          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

UNLESS OTHERWISE INDICATED, THE INFORMATION CONTAINED IN THIS ANNUAL REPORT GIVES EFFECT TO A ONE-FOR-FIVE REVERSE STOCK SPLIT OF OUR COMMON STOCK EFFECTED ON NOVEMBER 26, 2003.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) GENERAL

     Robotic Vision Systems, Inc. designs, manufactures and markets machine vision, automatic identification and related products for the semiconductor capital equipment, electronics, automotive, aerospace, pharmaceutical and other industries. Founded in 1976, we use advanced technology including vision-enabled process equipment, high-performance optics, lighting and advanced hardware and software to offer a full range of automation solutions. In 1991, we introduced the first generation of our current principal product, the lead scanner, a three-dimensional machine vision system, which inspects the physical characteristics of packaged semiconductors. We believe we have installed more than 1800 of the 2300 lead scanners used by the semiconductor industry since we entered that market. More recently, we have become a leader in designing and manufacturing products that utilize machine vision technology to read two-dimensional bar codes.

     We operate through two divisions: the Semiconductor Equipment Group, based in Hauppauge, New York, and the Acuity CiMatrix division, located in Nashua, New Hampshire.

     - The Semiconductor Equipment Group's primary business is the design, manufacture and marketing of systems that employ lasers to provide three-dimensional measurement and inspection of solder connection bumps on semiconductor wafers and leads and ball-grid-arrays on assembled chip packages. This group serves the semiconductor capital equipment market.

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

     We were incorporated in New York in 1976 and reincorporated in Delaware in 1977. Our executive offices are located at 486 Amherst Street, Nashua, New Hampshire 03063; our telephone number is (603) 598-8400.

     As of September 26, 2003, we closed a private placement of our securities raising $5.0 million in gross proceeds, $4.8 million of which was received by September 30, 2003 and the balance in early October 2003. In December 2003, the lead investor exercised an option to invest an additional $1.0 million on the same terms and conditions as the original funding, increasing the total gross proceeds to $6.0 million. The net proceeds of the financing will be used for general corporate purposes, including working capital to support growth. A total of 2.4 million shares of common stock were sold in the private placement at $2.50 per share. The private placement also included warrants to purchase up to
1.2 million shares at $3.05 per share on or before September 26, 2008.

     On October 28, 2003, our common stock was delisted from The Nasdaq SmallCap Market. The basis of the delisting was our failure to amend, before an October 24, 2003 deadline set by a Nasdaq Listing Qualification Hearing Panel, our quarterly report on Form 10-Q for the quarter ended June 30, 2003 to include financial results reviewed by our auditors. On October 31, 2003, we filed an amended quarterly report on Form 10-Q for the quarter ended June 30, 2003. We have appealed the delisting of our common stock from The Nasdaq SmallCap Market. Our common stock is now quoted on the National Quotation Service.

     On November 26, 2003, we amended our restated certificate of incorporation to effect a one-for-five reverse split of our common stock.

     On November 26, 2003, we replaced our $10.0 million revolving credit line with a $13.0 million facility. The new facility has two revolving credit lines. The first of which accords us a maximum of $10.0 million and is collateralized by certain foreign receivables and inventory with availability subject to a borrowing base formula. This line, which is guaranteed by the Export-Import Bank of the United States, expires on November 30, 2005 and has a 7% interest rate. The second line is for a maximum of $3.0 million and is collateralized by certain domestic receivables. Availability under the line is subject to a borrowing base formula, which, as defined in the credit agreement, includes a $1.5 million overadvance feature. At November 26, 2003, the amount available under the line was approximately $12.5 million against which we had $8.9 million of borrowings, resulting in availability at November 26, 2003 of $3.6 million. It expires on November 25, 2006 and has a 17% interest rate of which 5% can be capitalized at our option. The facility contains covenants pertaining to our net worth and to fixed charge coverage (as defined). We can prepay the facility at our discretion. In the event of the sale of our Semiconductor Equipment Group, we are required to repay in full the $10.0 million credit line. The $3.0 million credit line would continue, subject to our meeting certain financial conditions. The facility also includes an annual commitment fee of 0.5% based on the unused portion of the facility. In connection with the financing, we issued a three-year warrant to purchase 2.2 million shares of our common stock at an exercise price of $0.01 per share.

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

  SEMICONDUCTOR CAPITAL EQUIPMENT MARKET

     Semiconductor capital equipment is sold primarily to companies engaged in the manufacture of semiconductor devices in order to expand the capacity of existing facilities as well as to enable the production of more complex, higher density and smaller designs. Semiconductors, which are also known as chips, ICs, or integrated circuits, are critical components used to create an increasing variety of electronic products and systems. The semiconductor manufacturing process is divided into the front-end fabrication of semiconductor wafers and the back-end packaging process that involves the assembly, test, packaging and inspection of the integrated circuits. Our semiconductor capital equipment is used primarily in the back-end of the semiconductor manufacturing process.

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

     However, the semiconductor market can be cyclical as a result of periodic oversupply of integrated circuits, resulting in reduction in demand for the capital equipment used to fabricate, assemble, and inspect chips. This was evident in 2001 as a combination of lower-than-expected end-user demand and over-production in 2000 resulted in a decrease in semiconductor industry sales of 32%, to $138.4 billion in 2001. The industry grew by a very modest 1.8% in 2002 and the SIA has predicted that it will recover to $163.0 billion in 2003 representing growth of 15.8%. In November 2003, the SIA predicted industry growth of 19.4% for 2004. Growth at these rates, which we cannot assure, would result in semiconductor industry revenues of $194.6 billion in 2004, still slightly lower than the industry's 2000 peak.

     In December 2000, the Semiconductor Equipment and Materials Institute
(SEMI), the trade association for suppliers of capital equipment to the semiconductor industry, predicted growth of 22% in 2001 on top of the record 83% growth reported in 2000. In reality, equipment shipments declined 41%. In December 2001, the SEMI predicted flat revenues in 2002 for equipment manufacturers. By December 2002, that same group had revised its expectations for 2002 to show an expectation of a further 31% decline in shipments. Thus, from 2000 revenues of $47.7 billion, industry shipments declined 60% to $19.8 billion in 2002. SEMI's most recent prediction, issued in July 2003, is for industry growth of 4% in 2003 and 24% in 2004, and 18% in 2005. If these predictions prove accurate, which we cannot assure, industry revenues in 2005 will be approximately $30.9 billion, still 35% below the 2000 peak.

     Two forces generally drive the demand for semiconductor capital equipment. The first is the need for additional capacity. As more chips are produced, there is a commensurate need for more equipment to fabricate, test, package, and inspect those devices. The second force influencing demand for semiconductor capital equipment is technology change. As new generations of chips are designed, they call for production of ever smaller, lighter, and lower-profile packages.

     Sale of inspection equipment of the kind manufactured by RVSI, is driven by many factors, including, among others:

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

     According to a November 2003 report by the ARC Advisory Group, the worldwide market for general-purpose machine vision in 2002 (including machine vision as applied to the semiconductor industry) was approximately $1.0 billion, and is forecast to grow at a compound annual rate of 10% through 2006, reaching $1.3 billion in that year.

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

STRATEGY

     Our goal is to grow by continuing to work with leaders in each of our served markets, anticipating their needs and offering them the most advanced products and technology. To accomplish this objective, we intend to:

     -- offer the industry's broadest spectrum of machine-vision-based imagers.
        While most competitors have a single two dimensional bar code reader as part of their product offering, we have a complete family. We cover a wide range of price points with fixed-mount and hand-held readers.

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

     -- concentrate on a handful of high growth markets. We have focused our sales and marketing efforts on industries such as pharmaceutical, medical devices, electronics manufacturing services, and automotive. This has allowed us to become specialists in critical industry segments rather than generalists, and also allowed us to leverage off of success with one customer in the industry to develop others.

SEMICONDUCTOR EQUIPMENT GROUP

     Our Semiconductor Equipment Group supplies inspection equipment to the semiconductor industry. Our lead scanning systems, which can be found in most back-end semiconductor manufacturing lines, generally perform the final inspection of semiconductor packages prior to their preparation for shipment to the end-user. Our lead scanning systems offer automated, high-speed, three-dimensional semiconductor package lead inspection with the added feature of non-contact scanning of the packages in their shipping trays, which is known as in-tray scanning. The systems use a laser-based, non- contact, three-dimensional measurement technique to inspect and sort a wide variety of semiconductor package types, such as quad flat packs, thin quad flat packs, chip scale packages, wafer scaled products, ball grid arrays and thin small outline packs in their carrying trays. The system measurements captured by our systems include coplanarity, total package height, true position spread and span, as well as lead angle, width, pitch and gap.

     The development of a new kind of integrated circuit, used primarily in high performance and small form factor applications, has created a new requirement for high-speed wafer inspection equipment. These ICs, called flip chips, necessitate ball grid arrays to be applied and inspected at the end of the front-end fabrication process, and then re-inspected during the back-end packaging process. Recognizing this need, in 2000 we introduced the WS-series, a two and three-dimensional machine vision-based inspection system. We believe that for metrology applications, our WS-2510, WS-2500 and WS-3000 are the most widely employed bumped wafer inspection equipment in use today, and provide the semiconductor industry with the broadest range of products for bumped wafer inspection.

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

     Our Acuity CiMatrix machine vision systems use processor chips optimized for vision, software and solid-state video cameras to perform functions such as measurement, flaw detection and inspection of manufactured products. These products examine an image of a manufactured product in order to ascertain physical characteristics, identify deviations and check for identification. For the general-purpose machine vision market, our Acuity CiMatrix division offers single-board machine vision systems, which can be tailored to the needs of specific industries via software modules. The vertical industries currently served include semiconductor, electronics, automotive and packaging/pharmaceutical. Acuity CiMatrix's principal board-level machine vision product, Visionscape, was first introduced in 1998 and today encompasses a family of board-level machine vision systems. Visionscape is designed to meet the needs of original equipment manufacturers, which incorporate vision products into their systems, as well as for direct use by manufacturers on their factory floor. Acuity CiMatrix has also developed the HawkEye family of integrated products incorporating cameras and machine vision circuit boards. The HawkEye family is used both as a fixed-station Data Matrix imaging system and as a smart-camera solution for industrial machine vision applications.

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

     We manufacture products for the Semiconductor Equipment Group in Hauppauge, New York. We manufacture products for the Acuity CiMatrix division in Nashua and Weare, New Hampshire. We maintain comprehensive test and inspection programs to ensure that all systems meet exacting customer requirements for performance and quality workmanship prior to delivery.

MARKETING AND SALES

     Our Semiconductor Equipment Group's marketing strategy focuses on cultivating long-term relationships with the leading manufacturers of electronic and semiconductor inspection and quality control equipment. Its marketing efforts rely heavily on direct sales. The selling cycle for products, generally, is between six to nine months from initial customer contact to closure. A lengthier process is often the case in the purchase of an initial unit. Subsequent purchases require less time and often result in multiple orders. Direct sales personnel handle group sales activities in the domestic market. The Semiconductor Equipment Group also maintains sales capabilities in both Europe and the Far East through independent sales representatives and distributors, providing access to all major markets for electronic and semiconductor test equipment. Sales and technical support offices are maintained in Singapore.

     The Acuity CiMatrix division markets its products through a combination of direct sales personnel, value-added distributors, original equipment manufacturers and system integrators. For sales made through distributors, the Acuity CiMatrix division supports these activities with direct sales management and technical support personnel. The Acuity CiMatrix division maintains sales and technical support offices in various locations in the United States, Asia, as well as in the United Kingdom.

ENGINEERING, PRODUCT DEVELOPMENT AND RESEARCH

     We believe that our engineering, product development and research functions are critical to our ability to maintain our leadership position in our current markets and to develop new products. As of September 30, 2003 we employed over 80 people who are dedicated to engineering, product development and research functions.

     Our research and development efforts over recent years have been largely devoted to continued development of advanced two-dimensional and three-dimensional vision technology and applications software for use in various inspection and process control automation. Research and development expenditures, net of capitalized software development costs, were $10.2 million, $18.6 million and $28.4 million for the years ended September 30, 2003, 2002 and 2001, respectively. In the fiscal years ended September 30, 2003, 2002, and 2001, we capitalized $1.2 million, $1.4 million and $3.4 million, respectively, of our software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86.

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

PROPRIETARY PROTECTION

     At December 22, 2003, we owned over 120 issued U.S. patents, with expiration dates ranging from January 2004 to July 2020 and we owned more than 50 foreign patents. We also have various U.S. and foreign registered trademarks.

     We do not believe that our present operations are materially dependent upon the proprietary protection that may be available to us by reason of any one or more of such patents. Moreover, as our patent position is largely untested, we can give no assurance as to the effectiveness of the protection afforded by our patent rights.

CUSTOMERS

     No customers accounted for more than 10% of sales during the fiscal year ended September 30, 2003. Intel Corporation accounted for 10% of our revenues during the fiscal years ended September 30, 2002 and 2001.

BOOKINGS AND BACKLOG

     We define our bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months less cancellations. For the twelve months ended September 30, 2003, bookings were $39.6 million. This compares to bookings of $58.1 million for the twelve months ended September 30, 2002. The decline in our bookings in fiscal 2003 is a reflection of reduced demand by semiconductor industry customers, coupled with a generally uncertain climate for capital equipment expenditures for all industries. As a general rule, we ship most products in the quarter in which orders are received.

     At September 30, 2003, our backlog was $9.0 million, as compared to $12.9 million at September 30, 2002. We believe that most of our backlog at September 30, 2003 will be delivered in the next 12 months. The change in our backlog in these periods is a reflection of short-term business levels and customer lead times. Because orders in backlog are subject to cancellation or indefinite delay, we do not believe that our backlog at any particular time is necessarily indicative of our long-term future business.

COMPETITION

     We believe that machine vision has evolved over the past several years into a new industry, in which a number of machine vision-based firms have developed successful industrial applications for the technology. We are aware that a large number of companies, estimated to be upward of 100 firms, entered the industry in the 1980's and that most of these were small private concerns. Over the last several years the number of competitors has narrowed to fewer than 25. We believe this is attributable, to a large extent, to consolidation within the industry. Our principal competitors are ICOS Vision Systems NV in semiconductor inspection, August Technology, Inc. in bumped wafer inspection and Cognex in machine vision. We believe that we are a significant competitor in the machine vision industry based upon the breadth of our product lines and our customer base. The pricing of our semiconductor inspection systems is somewhat higher, generally, than that of our competitors, but we do not regard this factor as a significant competitive disadvantage as customers have historically demonstrated their willingness to pay our asking prices to obtain features that are unavailable in our competitors' product offerings or result in lower cost of ownership over the life of the product.

EMPLOYEES

     At September 30, 2003 we employed 195 persons, of whom 81 were engineering and other technical personnel. None of our employees is a member of a labor union.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Revenues from unaffiliated customers generated by our European subsidiaries were $1.6 million, $1.8 million and $4.5 million for the years ended September 30, 2003, 2002 and 2001, respectively.

     Total revenues to customers outside the U.S. were $25.8 million, $32.5 million and $65.6 million for the years ended September 30, 2003, 2002 and 2001, respectively.

ITEM 2. PROPERTIES

     Our executive offices, as well as our Acuity CiMatrix division, are located in a 34,000 square foot facility in Nashua, New Hampshire and its Northeast Robotics operations are located in an 18,000 square foot facility in Weare, New Hampshire. The Symbology Research Center of our Acuity CiMatrix division is located in a 5,415 square foot facility in Huntsville, Alabama. Our Semiconductor Equipment Group is located in a 65,000 square foot facility in Hauppauge, New York. We maintain a 13,820 square foot satellite office in Canton, Massachusetts that provides offices for certain corporate functions as well as for other company employees. We also maintain sales and service offices across the United States to support our various operations. The Acuity CiMatrix division has sales and service offices in the United Kingdom. We maintain a sales and service office in Singapore to support our Semiconductor Equipment Group's operations.

     All of our facilities are leased, with annual rental payments of approximately $1.8 million and lease expiration dates ranging from 2004 to 2011.

ITEM 3. LEGAL PROCEEDINGS

     In March 2002, we learned that the staff of the Securities and Exchange Commission had commenced a formal investigation into the statements that preceded, and the accounting practices that led to, our May 2001 restatement of our financial results for fiscal year 2000 and for the first quarter of fiscal 2001. We are cooperating in the investigation.

     A number of purported securities class actions were filed beginning on or about June 11, 2001, against us, Pat V. Costa, our Chief Executive Officer, and Frank Edwards, our former Chief Financial Officer, in the Federal District Court for the District of Massachusetts. The action was consolidated as In Re Robotic Vision Systems, Inc. Securities Litigation, Master File No. 01-CV-10876 (RGS). This matter was settled on July 21, 2003. The settlement amount was paid from our directors and officers liability insurance policy.

     In February 2003, four of the former shareholders of Auto Image ID, Inc. filed an action in the United States District Court for the Eastern District of Pennsylvania, C. A. No. 03-841, seeking payments of approximately $2 million of amounts allegedly owed under promissory notes issued to them by us in connection with our purchase of Auto Image ID, Inc. in January 2001. The parties to this action have agreed to settle the matter. The plaintiffs agreed to forbear in acting to collect on the promissory notes until May 1, 2004 or the earlier occurrence of certain events and we agreed to issue to the plaintiffs warrants to purchase 64,276 shares of our common stock. The parties filed a stipulation of dismissal on July 7, 2003.

     In addition, we are presently involved in other litigation matters in the normal course of business. Based upon discussion with our legal counsel, management does not expect that these matters will have a material adverse impact on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on November 11, 2003.

     At that meeting, the shareholders ratified the proposal to grant discretionary authority to our board of directors to amend our restated certificate of incorporation to effect a reverse split of our common stock within a band ranging from one-for-three to one-for-seven.

The vote was as follows:

For      11,073,943
Against   1,090,766
Abstain      30,169

                                    PART II

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information below gives effect to the one-for-five reverse split of our common stock effected on November 26, 2003.

MARKET INFORMATION

     Our common stock is quoted on the National Quotation Service under the symbol "RVSI". Between October 25, 2002 and October 27, 2003, our common stock was quoted on The Nasdaq SmallCap Market. Prior to October 25, 2002, our common stock was quoted on The Nasdaq National Market. The following table sets forth the high and low closing prices for our common stock for the periods indicated:

FISCAL QUARTER ENDED                                          HIGH     LOW
--------------------                                          -----   -----
September 30, 2003..........................................  $6.65   $1.80
June 30, 2003...............................................   3.20    0.80
March 31, 2003..............................................   1.30    0.55
December 31, 2002...........................................   2.75    1.05
September 30, 2002..........................................   4.45    1.25
June 30, 2002...............................................   8.60    4.30
March 31, 2002..............................................   7.50    5.00
December 31, 2001...........................................   6.80    3.50

     On December 26, 2003 the closing price of our common stock was $3.35 per share.

     Reverse Stock Split -- Effective November 26, 2003, we effected a one-for-five reverse stock split of our common stock. All information in the consolidated financial statements related to common shares, share prices, per share amounts, stock option plans and stock warrants have been restated retroactively for the reverse stock split, unless otherwise noted.

HOLDERS

     The number of holders of record of our common stock as of December 26, 2003 was approximately 3,500.

DIVIDENDS

     We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our bank credit agreement restricts our ability to pay dividends. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 7, 2003, we entered into an agreement with certain holders of our notes issued in connection with the acquisition of Auto Image ID, Inc. in January 2001. As partial consideration for their agreement to forbear from exercising their rights with respect to these notes, we issued to these noteholders warrants to purchase an aggregate of 64,276 shares of common stock. The warrants are exercisable at $3.60 per share through September 2, 2006.

     On July 10, 2003, we issued to McDonald Investments, Inc. warrants to purchase 30,000 shares of our common stock as partial consideration for settlement of a dispute arising from an agreement between the parties. The warrants are exercisable at $0.05 per share commencing July 10, 2003 and ending May 19, 2006.

     On September 26, 2003, we closed a private placement of our securities raising $5.0 million in gross proceeds. A total of 2.0 million shares of common stock were sold to accredited investors at $2.50 per share. We also issued warrants to these investors to purchase up to 1.0 million shares at $3.05 per share on or before September 26, 2008. The placement agent, Barrington Research Associates, Inc., received fees of $250 thousand and warrants to purchase 40,000 shares of common stock at an exercise price of $2.50 per share.

     During the fiscal year ended September 30, 2003, we issued 439,785 shares of our common stock to certain suppliers in exchange for the cancellation of approximately $2.8 million of trade indebtedness owed to such suppliers. This debt restructuring also included the cancellation of certain of our purchase order commitments totaling approximately $2.8 million.

     During the three months ended September 30, 2003, we issued 664 shares of our common stock and options to purchase 28,054 shares of our common stock to non-employee members of our Board of Directors as compensation for their attendance at board and committee meetings held during that period.

     Our securities that were issued in the foregoing transactions were not registered under the Securities Act of 1933 because they were offered and sold in transactions not involving a public offering, and as such, exempt from such registration.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, both appearing elsewhere in this report. The data as of September 30, 2003 and 2002 and for each of the three prior years ended September 30, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this report. The Balance Sheet Data as of September 30, 2001, 2000 and 1999 and the Statement of Operations Data for years September 30, 2001, 2000 and 1999 have been derived from our audited financial statements, which are not contained in this Report. The weighted average shares and net income (loss) per share amounts for all year presented give effect to the one-for-five reverse split of our common stock effected on November 26, 2003.

                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------------------------
                                               2003       2002       2001        2000       1999
                                             --------   --------   ---------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues...................................  $ 43,400   $ 59,243   $ 107,845   $223,193   $128,230
Income (loss) before income taxes..........  $(30,104)  $(41,774)  $ (84,406)  $ 10,725   $ (9,258)
Provision for income taxes.................  $     --   $     --   $   9,220   $      3   $     --
Income (loss) before cumulative effect of
  accounting change........................  $(30,104)  $(41,774)  $ (93,626)  $ 10,722   $ (9,258)
Cumulative effect of accounting
  change(1)................................  $     --   $     --   $ (10,747)  $     --   $     --
Net income (loss)..........................  $(30,104)  $(41,774)  $(104,373)  $ 10,722   $ (9,258)
Basic net income (loss) per share..........  $  (2.44)  $  (4.19)  $  (14.72)  $   1.58   $  (1.89)
Diluted net income (loss) per share........  $  (2.44)  $  (4.19)  $  (14.72)  $   1.35   $  (1.89)
Net Income (loss) per share, before
  cumulative effect of accounting change:
  Basic....................................  $  (2.44)  $  (4.19)  $  (13.22)  $   1.58   $  (1.89)
  Diluted..................................  $  (2.44)  $  (4.19)  $  (13.22)  $   1.35   $  (1.89)
Cumulative effect of accounting change(1)
  Basic....................................  $     --   $     --   $   (1.50)  $     --   $     --
  Diluted..................................  $     --   $     --   $   (1.50)  $     --   $     --
Net Income (loss)
  Basic....................................  $  (2.44)  $  (4.19)  $  (14.72)  $   1.58   $  (1.89)
  Diluted..................................  $  (2.44)  $  (4.19)  $  (14.72)  $   1.35   $  (1.89)
Weighted average shares
  Basic....................................    12,337     10,019       7,137      6,286      5,134
  Diluted..................................    12,337     10,019       7,137      7,961      5,134

---------------

(1) The effect of adopting Staff Accounting Bulletin No. 101 (SAB 101) was to increase fiscal 2001 revenues by $15,197 and to reduce the loss before cumulative effect of the accounting change by $8,107 (or $1.14 per share).

                                                                 AT SEPTEMBER 30,
                                                --------------------------------------------------
                                                  2003      2002      2001       2000       1999
                                                --------   -------   -------   --------   --------
                                                                  (IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Current assets................................  $ 22,424   $37,855   $55,353   $143,564   $ 77,636
     Total assets.............................  $ 33,993   $56,889   $87,947   $195,484   $123,201
Long term debt and other......................  $  1,285   $ 3,076   $ 7,240   $  2,499   $  2,855
     Total liabilities........................  $ 44,443   $43,652   $47,448   $ 49,924   $ 76,106
Prepaid warrants..............................        --        --   $ 7,067   $  8,644   $  9,105
Stockholders' equity..........................  $(10,450)  $13,327   $33,432   $136,916   $ 37,990
Working capital (deficit).....................  $(20,734)  $(2,721)  $15,145   $ 96,139   $  4,385

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

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred net losses in fiscal 2003, 2002 and 2001 amounting to $30.1 million, $41.8 million, and $104.4 million, respectively. Net cash used in operating activities amounted to $2.8 million, $25.9 million and $12.6 million in fiscal 2003, 2002 and 2001 respectively. Further, we have debt payments past due which relate to prior years' acquisitions. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows.

     As of December 15, 2001, we sold our one-dimensional material handling product line ("material handling business"), which had been part of our Acuity CiMatrix division, to affiliates of SICK AG of Germany for approximately $11.5 million. This price included the right to receive $0.5 million following the expiration of a 16-month escrow to cover indemnification claims. The costs of this transaction were approximately $0.8 million. For the period from October 1, 2001 through December 15, 2001, the material handling business had revenues of approximately $2.8 million and had an operating loss of approximately $250,000. The material handling business had revenues and operating income of approximately $16.1 million and $200,000, respectively, in fiscal 2001. The sale of the business reduced our revenues and operating expenses in future quarters. On June 5, 2003, we came to an agreement with SICK AG on the remaining escrow in the amount of $350,000 and recorded the amount as a net gain in the year ended September 30, 2003.

     In November 2002, we adopted a formal plan to sell the SEG business. In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has (a) lowered its fixed costs and breakeven level of revenues, (b) reduced its liabilities through a series of debt-for-equity exchanges, and (c) recruited an experienced high technology executive to run the operations and oversee its eventual sale. While there can be no assurance of a successful outcome, we believe that given these changes in the business and the concurrent improvement in the semiconductor capital spending environment, the SEG business has the potential to generate positive cash flow from operations and return to profitability. Accordingly, we believe the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects what we believe is the business' inherent value. We have not changed our belief that the sale of the SEG business is in the best interests of shareholders, nor have we changed our desire to consummate a sale of the SEG business at the earliest date. We are in continuing discussions with interested buyers.

     On October 20, 2003 we sold certain assets of our Systemation Business, primarily consisting of inventory and intellectual property for $40,000 in cash and a promissory note for the principal amount of approximately $3.6 million.

     The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down a significant portion of our debt, reduce accounts payable, and provide working capital for our remaining business, however, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. Because the timing and proceeds of a prospective sale of SEG is uncertain, we took steps during fiscal 2003 to improve our long-term self-sufficiency of working capital. On December 4, 2002, Pat V. Costa, our Chairman, President and CEO, loaned us $0.5 million and we issued a 9% Convertible Senior Note.

     On September 26, 2003, we raised $5.0 million in gross proceeds ($4.6 million, net of offering expenses) in a private placement of our shares and warrants to accredited investors. In December 2003 the lead investor in the September 26, 2003 private placement exercised an option to invest an additional $1.0 million.

     On November 26, 2003, we completed a new revolving credit line with an aggregate $13.0 million of availability, a $3.0 million increase from our previous facility. The net proceeds of these financing activities will be used for general corporate purposes, including working capital to support growth. Our plans also call for continued actions to control operating expenses, inventory levels, and capital expenses, as well as to manage accounts payable and accounts receivable to enhance cash flow.

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

     Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to going concern considerations, the allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. We have identified certain critical accounting policies, which are described below:

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

     If the amount due upon acceptance is more than 20% of the total sales amount, we recognize no revenue on the transaction. We record a receivable for 100% of the sales amount and remove 100% of the cost from inventory. The entire receivable and entire inventory balance is then recorded with an offsetting adjustment to deferred gross profit. When client acceptance is received, deferred gross profit is relieved and total sales and cost of sales are recognized in the statement of operations.

  PROVIDING FOR BAD DEBTS

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, on a case-by-case basis, analyzing the customer's payment history and information regarding customers' creditworthiness known to us. In addition, we record a reserve based on the size and age of all receivable balances against which we do not have specific reserves. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required.

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

  GOODWILL AND OTHER LONG-LIVED ASSET VALUATIONS

     In June 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     In accordance with SFAS 142, we initiated a goodwill impairment assessment during the first quarter of fiscal 2003. The results of this analysis concluded that there was no impairment charge.

  INCOME TAX PROVISION

     We record a valuation allowance against deferred tax assets when we believe that it is more likely than not that these assets will not be realized. Because of our recurring losses and negative cash flows, we have provided a valuation allowance against all deferred taxes as of September 30, 2003 and September 30, 2002.

  PROVIDING FOR WARRANTIES

     We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, and revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $0.2 million, $0.8 million and $2.0 million during fiscal 2003, 2002 and 2001, respectively.

  RESTRUCTURING PROVISIONS

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue No. 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting SFAS 146 is recognized in the consolidated financial statements.

  STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation" -- Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and have adopted the disclosure-only provisions of SFAS 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with FAS 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

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

RESULTS OF OPERATIONS

  FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002

     Bookings and revenues in the fiscal year ended September 30, 2003 were $39.6 million and $43.4 million, respectively, as compared to $58.1 million and $59.2 million in the fiscal year ended September 30, 2002. The bookings and revenues in the fiscal year ended September 30, 2002, included $1.7 million and $2.8 million, respectively, associated with our material handling business. Excluding the material handling business, bookings and revenues were each $56.4 million in the fiscal year ended September 30, 2002. The decline in our bookings and revenues in the current fiscal year is a reflection of a general industry slowdown, as a result of which our customers have decreased demand for our products, the uncertainty surrounding the potential sale of SEG as well as our financial constraints impacting our ability to procure inventory necessary to satisfy customer orders.

     Revenues for our Semiconductor Equipment Group were $25.4 million for the fiscal year ended September 30, 2003, which represented 58.6% of our total revenues, compared to $34.2 million or 57.8% of revenues in fiscal 2002. This decline in revenues of 25.6% versus fiscal 2002 is a result of decreased demand for our products, the uncertainty surrounding the potential sale of SEG as well as our financial constraints impacting our ability to procure inventory necessary to satisfy customer orders.

     Revenues for our Acuity CiMatrix division were $18.0 million for the fiscal year ended September 30, 2003, which represented 41.4% of our total revenues, compared to $25.1 million or 42.2% of total revenues in fiscal 2002. This decline in revenues of 28.4% versus fiscal 2002 is a result of decreased demand for our products as well as our financial constraints impacting our ability to procure inventory necessary to satisfy customer orders. Excluding the material handling business revenues of $2.8 million in fiscal 2002, the decline in revenues during fiscal 2003 was 19.3%.

     Our gross profits in fiscal 2003 declined by approximately $1.2 million from fiscal 2002. The decrease is due to the lower level of revenues in fiscal 2003. Offsetting the lower level of revenues is an increase in our gross margins, as a percentage of revenues, in fiscal 2003 in comparison to fiscal 2002. Our gross margins in fiscal 2003 were 30.2% compared to 24.1% in fiscal 2002. The increase is largely attributable to a lower level of manufacturing overhead expenses in fiscal 2003 as a result of cost reduction measures initiated during fiscal

2003. The improvement in gross margins also reflects greater charges of $4.7 million recorded in fiscal 2002 in comparison with $3.7 million in fiscal 2003 for excess and obsolete inventory reserves.

     Research and development expenses were $10.2 million, or 23.5% of revenues, in the fiscal year ended September 30, 2003, compared to $18.6 million, or 31.4% of revenues, in the fiscal year ended September 30, 2002. Excluding the effects of the material handling business, research and development expenses were $18.2 million or 30.7% of revenues in the fiscal year ended September 30, 2002. The lower level of expenses reflects a lower level of fixed costs as a result of cost reductions taken in fiscal years 2002 and 2003. We intend to continue to invest in new wafer scanning systems and enhanced capabilities for our lead scanning systems in our Semiconductor Equipment Group and to enhance our machine vision and two-dimensional barcode reading products in our Acuity CiMatrix division.

     In the fiscal year ended September 30, 2003, we capitalized approximately $1.2 million in software development costs under SFAS 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed", as compared with $1.4 million in the fiscal year ended September 30, 2002. The related amortization expense was $2.8 million during fiscal 2003 compared to $3.4 million during fiscal 2002. The amortization costs are included in cost of sales.

     Selling, general and administrative expenses were $30.9 million, or 71.1% of revenues, in the fiscal year ended September 30, 2003, compared to $36.9 million, or 62.3% of revenues, in the fiscal year ended September 30, 2002. Excluding the effects of the material handling business, selling, general and administrative expenses in fiscal 2002 were $36.2 million, or 61.0% of revenues. The lower level of expenses in fiscal 2003 reflects a combination of lower levels of variable selling expenses associated with the decrease in revenues and the lower level of fixed costs, as a result of the many cost reductions taken. Also, as a result of the slowdown experienced by SEG, we identified certain purchase commitments for products that have been discontinued. We have recorded a $1.1 million charge to selling, general and administrative expenses related to these commitments during fiscal 2003.

     Restructuring -- In February 2003, we closed our New Berlin, Wisconsin and Tucson, Arizona facilities, and consolidated these SEG operations into our Hauppauge, New York facility. This restructuring included costs related to the closing of these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this restructuring totaling $3.5 million was comprised of facility exit costs of $2.5 million, property plant and equipment write-offs of $0.4 million, severance charges of $0.2 million, and other asset write-offs of $0.4 million. As of September 30, 2003, we had substantially reached an agreement pertaining to our lease for the New Berlin, Wisconsin facility and on October 31, 2003, we reached a settlement. In exchange for the release of all past and future obligations, we issued the landlord a $1.0 million note payable in 36 equal payments of approximately $31,000 each. The note reflects an effective interest rate of approximately 8.7% and is payable in full upon the occurrence of certain events, including the sale of SEG. In addition to the note, we issued a three-year warrant to purchase 20,000 shares of common stock at an exercise price of $0.05 per share. The effect of this settlement was to reduce the facility exit costs recorded in February 2003 of $2.5 million by $1.1 million, resulting in a facility exit cost charge of $1.4 million for the fiscal year ended September 30, 2003.

     Also during the fiscal year period ended September 30, 2003, we took additional steps in order to reduce our costs, including a reduction of approximately 25 employees at our Hauppauge, New York and Canton, Massachusetts facilities, resulting in severance costs of approximately $0.2 million.

     In November 2002, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with us and continuing through the anticipated sale of SEG. The current cash value of the award is approximately $0.7 million. We are accruing these agreements over the expected service period, which has been based upon the estimated timing of the sale of SEG. We accrued approximately $0.6 million as of September 30, 2003.

     During the quarter ended September 30, 2003, we incurred costs related to the closing of a foreign office, totaling approximately $0.1 million. In connection with this closing, employee severance costs relating to two employees were recorded in addition to facility exit costs.

     Impairments -- In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we conduct a periodic assessment, annually or more frequently, if impairment indicators exist, on the carrying value of our goodwill. The assessment is based on estimates of future income from the reporting units and estimates of the market value of the units. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. In addition, the estimated future market value for our reporting units is based on management's judgment.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the carrying value of long-lived assets when circumstances indicate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates, and accordingly could result in additional impairment of our long-lived assets.

     During the year ended September 30, 2003, we recorded charges related to the impairment of certain long-lived assets and intangible assets, which totaled $0.6 million.

     A summary of the 2003 remaining restructuring and impairment costs is as follows (in thousands):

                                          LIABILITY AT     CHARGES      CASH     NON-CASH   LIABILITY AT
                                          SEPTEMBER 30,   IN FISCAL   AMOUNTS    AMOUNTS    SEPTEMBER 30,
                                              2002          2003      INCURRED   INCURRED       2003
                                          -------------   ---------   --------   --------   -------------
RESTRUCTURING
Severance payments to employees.........      $ 98         $  467       $519      $   --       $   46
Exit costs from facilities..............        77          1,443        204          --        1,316
Write-off of other tangible and
  intangible assets.....................        --            815         --         815           --
Retention agreements....................        --            600         --          --          600
                                              ----         ------       ----      ------       ------
Subtotal restructuring..................       175          3,325        723         815        1,962
                                              ----         ------       ----      ------       ------
IMPAIRMENTS
Goodwill................................        --            564         --         564           --
                                              ----         ------       ----      ------       ------
Total Restructuring and Impairments.....      $175         $3,889       $723      $1,379       $1,962
                                              ====         ======       ====      ======       ======

     During the fiscal year ended September 30, 2003, we issued 439,785 shares of our common stock to certain suppliers in exchange for the cancellation of approximately $2.8 million of indebtedness owed to such suppliers. This debt restructuring also included the cancellation of certain of our purchase order commitments totaling approximately $2.8 million. We have reported a gain from debt restructuring of $1.5 million in other gains for the fiscal year ended September 30, 2003.

     Other gains for the fiscal year ended September 30, 2003, also included a gain relating to a settlement with a major customer in the amount of $1.0 million. On April 11, 2003, we entered into a Settlement and Release Agreement with this customer, which provided for the release of certain claims among the parties and the $1.0 million payment to us.

     Net interest expense was $1.3 million in the fiscal year ended September 30, 2003, as compared to $1.2 million in the fiscal year ended September 30, 2002. The applicable interest rate under the revolving credit facility is prime plus 2% as of September 30, 2003.

     There were no tax provisions in the fiscal years ended September 30, 2003 and 2002, due to the losses incurred and full valuation allowance provided against net operating loss carryforwards.

     In fiscal 2003, we had a net loss of $30.1 million or a loss of $2.44 per share. For fiscal 2002, we had a net loss of $41.8 million, or a loss of $4.19 per share.

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

     We review and evaluate the excess, obsolescence and net realizable value of inventories on a quarterly basis. The carrying value of the inventory is compared to the future realizable value of such products given sales prices and revenue projections. Substantially all inventory provisions recorded during fiscal 2002 and 2001 related to excess inventories. We believe that these provisions have reduced the inventories to their appropriate net realizable value. However, there can be no assurance that we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology. Our gross profit margins, as a percentage of revenues, increased to 24.1% for fiscal 2002 compared to 16.5% for fiscal 2001. As a result of the quarterly analyses mentioned above, we recorded inventory provisions, which reduced our gross profit during fiscal 2002, of $4.7 million or 7.9% of revenue and $17.3 million or 16.0% of revenue during fiscal 2001, primarily relating to excess inventories. The reduction in inventory provisions in fiscal 2002 versus fiscal 2001 led to the margin improvement in fiscal 2002. Exclusive of inventory provisions, gross profit was 32.1% of revenues during fiscal 2002 compared to 32.6% during fiscal 2001. The gross profit margin percentage, exclusive of inventory provisions, for the Semiconductor Equipment Group decreased to 20.8% for fiscal 2002 as compared to 29.4% of revenues for fiscal 2001, primarily due to the lower level of sales compared to the prior year and fixed costs spread over fewer units, partially offset by the cost reductions. Gross profit margin, as a percentage of revenues, increased for the Acuity CiMatrix division to 47.1% in fiscal 2002, as compared to 38.9% for fiscal 2001, attributable to cost reductions and the impact of the sale of the lower margin material handling business that was included in fiscal year 2001.

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

     In response to the lower level of revenues in fiscal 2002, we took steps to reduce our operating costs. In addition, we reviewed our long-lived assets for impairment. A summary of these restructuring costs and impairment charges is as follows (in thousands):

                               LIABILITY AT     CHARGES                  CASH     NON-CASH   LIABILITY AT
                               SEPTEMBER 30,   IN FISCAL    AMOUNTS    AMOUNTS    AMOUNTS    SEPTEMBER 30,
                                   2001           2002      REVERSED   INCURRED   INCURRED       2002
                               -------------   ----------   --------   --------   --------   -------------
RESTRUCTURING
Severance payments to
  employees..................     $  917         $1,730       $346      $2,148     $   55        $ 98
Exit costs from facilities...        360             45         79         249         --          77
Write-off of other tangible
  and intangible assets......         --            338         --          --        338          --
                                  ------         ------       ----      ------     ------        ----
Subtotal restructuring.......      1,277          2,113        425       2,397        393         175
                                  ------         ------       ----      ------     ------        ----
IMPAIRMENTS
Capitalized Software.........         --            260         --          --        260          --
Other intangible assets......         --          2,000         --          --      2,000          --
Goodwill.....................         --          2,296         --          --      2,296          --
                                  ------         ------       ----      ------     ------        ----
Subtotal impairments.........         --          4,556         --          --      4,556          --
                                  ------         ------       ----      ------     ------        ----
Total........................     $1,277         $6,669       $425      $2,397     $4,949        $175
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

     - In the quarter ended June 30, 2002, approximately $1.3 million of severance and other charges was recorded. Approximately 100 employees were terminated throughout all functions of the Semiconductor Equipment Group, the Acuity CiMatrix division as well as within the Corporate staff. The restructuring also included costs related to closing a foreign office, which included the write-off of tangible assets of $0.3 million.

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

     All charges were paid within our fiscal year ended September 30, 2003.

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

     In fiscal 2002, we had a net loss of $41.8 million, or a loss of $4.19 per share. For fiscal 2001, we had a net loss of $104.4 million, or $14.72 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance increased $147,000, to $367,000, in fiscal 2003, primarily as a result of $2.9 million of net cash used in operating activities, $1.2 million of net cash used by investing activities, and $4.3 million of net cash provided by financing activities.

     The $2.9 million of net cash used in operating activities was primarily a result of the $30.1 million loss in fiscal 2003, offset in part by a decrease in inventory of $8.1 million, depreciation and amortization of $6.3 million, inventory provisions of $3.7 million, a $2.7 million increase in accrued expenses, and a loss on the retirement of assets of $1.4 million.

     Additions to plant and equipment were $0.4 million in fiscal 2003, as compared to $0.8 million in fiscal 2002. The capitalized software development costs for fiscal 2003 were $1.2 million as compared with $1.4 million in fiscal 2002.

     Funds from financing activities were $4.3 million in fiscal 2003, as compared to $14.7 million in fiscal 2002. During fiscal 2003, we received net proceeds from various financing activities of $7.1 million offset by reduction of our revolving line of credit and repayment of long-term borrowings of approximately $2.8 million.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow, there is no certainty that we will have the financial resources to continue in business. We have incurred net losses in fiscal 2003, 2002 and 2001 amounting to $30.1 million, $41.8 million, and $104.4 million, respectively. Net cash used in operating activities amounted to $2.9 million, $25.9 million and $12.6 million in fiscal 2003, 2002 and 2001 respectively.

     We have prepared and are executing a plan to meet our financial needs. We have undertaken several measures during fiscal 2003 and subsequently to reduce our losses, strengthen our working capital position and provide additional liquidity. During fiscal 2003 we reduced our fixed costs significantly, reduced our operating losses and lowered our breakeven level of revenues. In November 2002, we began the process of selling the SEG business. On December 4, 2002, we received $0.5 million from the issuance of a convertible note. On April 11, 2003, we received a $1.0 million settlement payment and the first one-half of a $4.0 million loan from a major customer. On September 26, 2003, we completed a private placement of our common stock, which, along with the exercise on December 1, 2003, of an option to purchase additional shares by our lead investor, raised gross proceeds of $6.0 million. The net proceeds as of September 30, 2003, net of offering expenses, totaled $4.6 million. On November 26, 2003, we refinanced our existing revolving credit facility with a new facility, which increased our maximum borrowing availability to $13.0 million. In December 2003, we informed the Lender of our desire to draw down the second tranche of the loan. In response, the Lender stated that it will advance the second tranche loan only if we agree to substantial modifications to the settlement and release agreement. We have not as yet determined whether we are prepared to accept such modifications.

     In November 2002, we adopted a formal plan to sell the SEG business. In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has 1) lowered its fixed costs and breakeven level of revenues, 2) reduced its liabilities through a series of debt-for-equity exchanges, and 3) recruited an experienced high technology executive to run the operations and oversee its eventual sale. While there can be no assurance of a successful outcome, we believe that given these changes in the business and the concurrent improvement in the semiconductor capital spending environment, the SEG business has the potential to generate positive cash flow from operations and return to profitability. Accordingly, we believe the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects what we believe is the business' inherent value.

     We have not changed our belief that the sale of the SEG business is in the best interests of shareholders, nor have we changed our desire to consummate a sale of the SEG business at the earliest date. We are in continuing discussions with interested buyers.

     On December 4, 2002, Pat V. Costa, our Chief Executive Officer, loaned us $0.5 million and we issued a 9% Convertible Senior Note in the amount of $0.5 million. Under the terms of this note, we are required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003 and pay the principal amount on December 4, 2005. This note allows Mr. Costa to require earlier redemption by us in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, Mr. Costa may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note is convertible at the option of Mr. Costa into approximately 238,000 shares of our common stock at a conversion price of $2.10 per share. As an inducement to make this loan, Mr. Costa received a warrant to purchase approximately 60,000 shares of our common stock at an exercise price of $3.15 per share. We did not make the semiannual interest payment due on May 15, 2003. On October 28, 2003, Mr. Costa agreed to forbear from exercising his rights with respect to this interest payment until January 14, 2005.

     On April 11, 2003, we entered into a settlement and release agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1.0 million to us. On the same date, we entered into a loan agreement with this customer, which afforded us the right to borrow an aggregate of $4.0 million, in two equal tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time we delivered to Lender a secured promissory note in the amount of $2.0 million with a maturity date of April 11, 2004, bearing an interest rate of 10%. In December 2003, we informed the Lender of our desire to draw down the second tranche of the loan. In response, the Lender stated that it will advance the second tranche loan only if we agree to substantial modifications to the settlement and release agreement. We have not as yet determined whether we are prepared to accept such modifications.

     As of September 26, 2003, we closed a private placement of our securities raising $5.0 million in gross proceeds, $4.8 million of which was received by September 30, 2003 and the balance in early October 2003. In December 2003, the lead investor exercised an option to invest an additional $1.0 million on the same terms and conditions as the original funding, including warrants to purchase up to 0.2 million shares, increasing the total gross proceeds to $6 million. The net proceeds of the financing will be used for general corporate purposes, including working capital to support growth. A total of 2.4 million shares of common stock were sold in the private placement at $2.50 per share. The private placement also included warrants to purchase up to 1.2 million shares at $3.05 per share on or before September 26, 2008. Warrants were also issued to the placement agent to purchase up to 40,000 shares of common stock at $2.50 per share on or before September 26, 2007. All of such warrants may be exercised six months after September 26, 2003. Additionally, we are required to file a registration statement within 60 days of the closing date and to cause such registration statement to become effective within 120 days of the closing date, or pay to each investor 1% of the purchase price paid by such investor, as liquidated damages for each of the next two months and 2% per month thereafter.

     On November 26, 2003, we replaced our $10.0 million revolving credit line with a $13.0 million facility. The new facility has two revolving credit lines. The first of which accords us a maximum of $10.0 million and is collateralized by certain foreign receivables and inventory with availability subject to a borrowing base formula. This line, which is guaranteed by the Export-Import Bank of the United States, expires on November 30, 2005 and has a 7% interest rate. The second line is for a maximum of $3.0 million and is collateralized by certain domestic receivables. Availability under this line is subject to a borrowing base formula which, as defined in the credit agreement, includes a $1.5 million overadvance feature. At November 26, 2003, the amount available under the line was approximately $12.5 million against which we had $8.9 million of borrowings, resulting in availability at November 26, 2003 of $3.6 million. It expires on November 25, 2006 and has a 17% interest rate of which 5% can be capitalized at our option. The facility contains covenants pertaining to our net worth and to fixed charge coverage (as defined). We can prepay the facility at our discretion. In the event of the sale of SEG, we are required to repay in full the $10.0 million credit line. The $3.0 million credit line continues subject to our meeting certain financial conditions. The facility also includes a commitment fee of 0.5% annually upon the unused portion of the facility. In connection with the facility, we issued a warrant to purchase 2.2 million shares of our common stock at an exercise price of $0.01 per share to the lender and a warrant to purchase 60,000 shares of our common stock at an exercise price of $0.01 per share to the placement agent. We recorded a deferred financing cost asset for the fair value of the warrants (determined using Black-Scholes pricing model), of approximately $7.2 million, which is being amortized and charged to interest expense over the life of the facility. In December 2003, the lender notified us that it intends to exercise the warrant.

     We had a $10.0 million credit facility, which was due to expire on April 28, 2003. The termination date was extended eight times by the lender. This credit facility allowed for borrowings of up to 90% of eligible foreign receivables up to $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and bank reserves. At September 30, 2003, the amount available under the line was $9.6 million, against which we had $4.6 million of borrowings, resulting in availability at September 30, 2003 of $4.9 million, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (6% at September 30, 2003). At September 30, 2003, we were not in compliance with certain covenants of the credit agreement, and therefore in technical default on the facility, although, the bank continued to make funds available for borrowings. Such borrowings were paid with the proceeds of the new credit facility.

     As of September 30, 2003, we had issued 439,785 shares of our common stock to certain suppliers in exchange for the cancellation of our debt obligations to such suppliers, which in the aggregate equaled approximately $2.8 million. This debt restructuring also included the cancellation of certain purchase order commitments of ours totaling approximately $2.8 million. We are in continued discussions with other suppliers regarding the exchange of debt for common stock. We believe that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained.

     As of December 15, 2003, we were in default of an aggregate of $4.4 million of our borrowings.

     On November 21, 2001, the $1.5 million note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, we agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $0.5 million through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $0.5 million. Pursuant to an oral agreement with the former principals of Abante, we paid on November 21, 2001 the interest, $250 thousand of note principal and approximately $112 thousand of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. We continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250 thousand of note principal and approximately $150 thousand of the first annual installment on February 21, 2002, and paying approximately $238 thousand of the first annual installment on May 21, 2002. We did not make either the November 2002 note principal payment of $1.0 million or a significant portion of the November 2002 annual installment payment of $0.5 million . In addition, we did not make a significant portion of the November 2003 annual installment payment of $0.5 million. On December 19, 2003, we entered into a settlement agreement with the former principals of Abante, who agreed to forbear from taking action against us for fifteen months. We agreed to pay them approximately $300 thousand on January 5, 2004, to make additional monthly payments of at least $35 thousand, and to pay the remaining balance due upon the sale of SEG, subject to certain conditions.

     On January 3, 2002, a payment of $1.85 million under notes issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, we paid the interest and approximately $240 thousand of note principal to certain of these shareholders. We reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002 in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, we issued warrants to purchase 183,188 shares of our common stock at an exercise price of $5.70 per share. The fair value of these warrants (determined using Black-Scholes pricing model), totaling approximately $0.1 million, was charged to operations through January 2003. In accordance with the agreement with the other former stockholders, we made note principal and interest payments on April 1, 2002 of approximately $0.5 million and $31 thousand, respectively, and note principal and interest payments on August 1, 2002 of $0.5 million and $29 thousand, respectively. We did not make the December 2002 and January 2003 installment payments due of $0.5 million and $1.9 million, respectively, and are therefore in default. Seven of the former shareholders filed lawsuits against us seeking payment of all amounts currently past due. In July 2003, we reached a settlement with certain of these noteholders. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. On October 29, 2003, additional noteholders agreed to forbear from taking action until May 1, 2004. We agreed to issue these noteholders warrants to purchase 59,031 shares of our common stock at exercise prices ranging from $2.50 per share to $3.60 per share and paid these noteholders the outstanding interest that had accrued through June 1, 2003.

     If we do not succeed is selling the Semiconductor Equipment Group, we may not have sufficient working capital to continue in business. While management believes that it will complete such a sale, there can be no assurance that the proceeds of a sale will be sufficient to finance the Company's remaining businesses. In that event, we may be forced either to seek additional financing or to sell some or all of the remaining product lines.

     We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows (in thousands):

TWELVE MONTH PERIOD ENDING JUNE 30:                        FACILITIES   EQUIPMENT   TOTAL
-----------------------------------                        ----------   ---------   ------
2004.....................................................    $1,633        $39      $1,672
2005.....................................................     1,339         18       1,357
2006.....................................................       953          4         957
2007.....................................................       922         --         922
2008.....................................................       941         --         941
Thereafter...............................................     2,439         --       2,439
                                                             ------        ---      ------
Total....................................................    $8,227        $61      $8,288
                                                             ======        ===      ======

     Purchase Commitments -- As of September 30, 2003, we had approximately $14.2 million of purchase commitments with vendors. Approximately $12.9 million was for the Semiconductor Equipment Group, and included computers, handling equipment, and manufactured components for the division's lead scanning, wafer scanning, handling and ball attach product lines. Approximately $1.3 million was for the Acuity CiMatrix Division, and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next eighteen months. A schedule of the commitments is as follows:

FISCAL YEAR ENDING SEPTEMBER 30:                              (IN THOUSANDS)
--------------------------------                              --------------
2004........................................................      $ 9.7
2005........................................................        1.4
2006........................................................        3.1
                                                                  -----
     Total..................................................      $14.2
                                                                  =====

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes APB No. 30 provisions related to accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in related to the recognition of impairment of long-lived assets to be held and used. We adopted this Statement in fiscal 2003. The adoption of SFAS No. 144 did not have a material effect on our financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-35. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting SFAS No. 146 is recognized in the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for us in our quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on our financial statements.

     In November 2002, the EITF issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 is not expected to have a material effect on our consolidated financial position or results of operations.

     On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

EFFECT OF INFLATION

     We believe that the effect of inflation has not been material during the years ended September 30, 2003, 2002 and 2001.

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

RISK FACTORS

  WE MAY NOT HAVE SUFFICIENT RESOURCES TO CONTINUE AS A GOING CONCERN

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow and operating losses, there is no certainty that we will have the financial resources to continue in business.

     During fiscal 2003, we prepared and executed a plan to address our financial needs. Our plan included the sale of additional equity, which we completed in September 2003. It also includes the replacement of our existing revolving line of credit with a larger facility, which we completed on November 26, 2003. In April 2003, we received the first $2.0 million tranche of a $4.0 million loan from a major customer, together with $1.0 million in settlement of outstanding claims. In addition, our plan includes restoring our businesses to positive cash flow and, thereafter, to profitability.

     Ultimately, we believe it is in our interest to sell our Semiconductor Equipment Group. To that end, in November 2002 we established a formal plan to sell SEG and, from that date until April 2003, we worked actively to find a buyer for that business. Because of improvements in the semiconductor and semiconductor capital equipment industries, in April 2003 we elected to lengthen out the sales process for this business to improve the likelihood that we will receive the highest possible price for that business.

     The sale of the Semiconductor Equipment Group, if completed, should be sufficient to pay down our debt, reduce accounts payable and provide working capital for our remaining businesses. However, because the proceeds of the prospective sale are uncertain, and because there will inevitably be a delay between the reaching of a definitive agreement and the completion of a sale of the division, we recognize that we must also continue actions to control operating expenses, inventory levels, and capital expenses; as well as to manage accounts payable and accounts receivable to enhance cash flow.

  ANY SIGNIFICANT DOWNTURN IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR IN GENERAL ECONOMIC CONDITIONS WOULD LIKELY RESULT IN A REDUCTION IN DEMAND FOR OUR PRODUCTS AND WOULD BE DETRIMENTAL TO OUR BUSINESS

     Our Semiconductor Equipment Group sells capital equipment to companies that design, manufacture, assemble and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Historically, any significant downturns in the markets for our customers' semiconductor devices, or in general economic conditions, has resulted in a reduction in demand for our products and has been detrimental to our business.

     We define bookings during a fiscal period as incoming orders deliverable to customers in the next eighteen months, less cancellations. Our bookings levels decreased each quarter from the third quarter of fiscal 2000 when they were $61.5 million through the second quarter of fiscal 2003 when they were $8.1 million. This decline mirrors the steep decline in the industry, where reports are that bookings rates are down significantly for manufacturers of test, assembly, and packaging. There is no consensus as to how long it will endure.

     As was the case in both the 1998-1999 and 2001-2002 downturns and the current economic downturn, our revenue and operating results declined as a result of a sudden and severe downturn in the semiconductor industry. Downturns in the semiconductor capital equipment industry have been characterized by diminished product demand, excess production capacity and accelerated erosion of selling prices. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our product during these downturns, and we have experienced similar delays and declines in this downturn. Additionally, as a capital equipment provider, our revenues are driven by the spending patterns of our customers who often delay expenditures or cancel orders in reaction to variations in their businesses. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses quickly in response to severe revenue shortfalls. In a contraction, we may not be able to reduce our significant fixed costs, such as our infrastructure and our continued investment in research and development.

     During a downturn, we may experience delays in collecting receivables, which may impose constraints on our working capital. In addition, a downturn in industry demand for our products may place us in a position of excessive inventories, which would further constrain cash flow. By way of illustration, we recorded provisions for excess and obsolete inventory of approximately $3.7 million, $4.9 million and $17.3 million during fiscal 2003, 2002 and fiscal 2001, respectively, as a consequence of an unexpected industry downturn.

  OUR ACUITY CIMATRIX BUSINESS FACES SIGNIFICANT COMPETITION

     Our machine vision business, Acuity CiMatrix, competes against both larger companies and specialized smaller organizations in its chosen markets. Our larger competitors are able to field more sales personnel and they offer customers greater financial strength. The smaller, specialized organizations against which we compete are generally private companies that may price their equipment without regard to profit. To win and hold customers in the machine vision market, we must show customers that our products are demonstrably superior in performance and offer features not found on competitors' offerings. There can be no assurance that customers will recognize our products as distinctive or offering superior performance for price.

  WE WILL BE UNABLE TO ACHIEVE PROFITABLE OPERATIONS UNLESS WE INCREASE QUARTERLY REVENUE OR MAKE FURTHER REDUCTIONS IN OUR COSTS

     We incurred net losses of $30.1 million, $41.8 million and $104.4 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively, primarily attributable to the worldwide downturn in demand for semiconductor capital equipment. Our ability to achieve profitable operations will depend upon our ability to increase quarterly revenue levels or make further reductions in our costs. There can be no assurance that we will reduce our costs sufficiently in anticipation of declines in demand to return to profitability.

  A LOSS OF OR DECREASE IN PURCHASES BY ONE OF OUR SIGNIFICANT CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY

     The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of purchases of semiconductor capital equipment. Sales to our ten largest customers accounted for 43.1%, 34.4% and 30.0% of total revenues in fiscal years ended September 30, 2003, 2003 and 2001, respectively. One customer accounted for 10% of our revenues in fiscal years 2002 and 2001. A loss of or decrease in purchases by one of these customers could materially and adversely affect our revenues and profitability.

  ECONOMIC DIFFICULTIES ENCOUNTERED BY CERTAIN OF OUR FOREIGN CUSTOMERS MAY RESULT IN ORDER CANCELLATIONS AND REDUCE COLLECTIONS OF OUTSTANDING RECEIVABLES

     International sales, primarily to Asia and Western Europe, accounted for approximately 55.7%, 54.5% and 61.0% of our revenues for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. In particular, sales to Taiwan, Korea and other Asian countries accounted for approximately 40.4%, 44.6% and 51.0% of our revenues for the fiscal years ended September 30, 2003, 2002 and 2001, respectively. While our sales in Asia are generally denominated in U.S. dollars, our international business may be affected by changes in demand resulting from fluctuations in currency exchange rates, trade restrictions, duties and other political and economic factors. By way of illustration, the Asian economic crisis in 1998 led to significant order cancellations from customers in Taiwan, Korea, Malaysia and the Philippines as currency devaluations prevented these customers from acquiring U.S. dollars at favorable exchange rates, thereby adversely affecting revenue, collections and profitability.

  DEVELOPMENT OF OUR PRODUCTS REQUIRES SIGNIFICANT LEAD TIME AND WE MAY FAIL TO CORRECTLY ANTICIPATE THE TECHNICAL NEEDS OF OUR MARKETS

     We must anticipate industry trends and develop products in advance of the commercialization of semiconductor capital equipment. We are required to make capital investments to develop new products before our customers commercially accept them. In addition, if we are not successful in developing enhancements or new generations of products, we may not be able to recover the costs of these investments or may incur significant losses. If we were not able to develop new products that meet the needs of our markets, our competitive position in our industries may be diminished and our relationships with our customers may be impaired.

  INADEQUATE CASH FLOW AND RESTRICTIONS IN OUR BANKING ARRANGEMENTS MAY IMPEDE OUR PRODUCTION AND PREVENT US FROM INVESTING SUFFICIENT FUNDS IN RESEARCH AND DEVELOPMENT

     The markets for our products are extremely competitive. Our near-term competitive position is dependent upon our ability to satisfy orders received in a timely manner. To do so, we need access to capital to rapidly increase our production capabilities. Maintaining our long-term competitive position will require our continued investment in research and product development. Our ability to satisfy orders received in a timely manner and to invest in research and product development may be limited by our cash flow availability and by our need to comply with covenants in our banking arrangements that may limit our production, research and product development expenditures. We were in default with these covenants at September 30, 2003.

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

  OUR COMMON STOCK IS QUOTED ON THE NATIONAL QUOTATION SERVICE

     On October 28, 2003, our common stock was delisted from The Nasdaq SmallCap Market. The delisting of our common stock could adversely affect (a) the liquidity and marketability of our common stock; (b) the trading price of our common stock; and (c) our relationships with vendors and customers.

     The basis of the delisting was our failure to amend, before an October 24, 2003 deadline set by a Nasdaq Listing Qualification Hearing Panel, our quarterly report on Form 10-Q for the quarter ended June 30, 2003 to include financial results reviewed by our auditors. On October 31, 2003, we filed an amended quarterly report on Form 10-Q for the quarter ended June 30, 2003. We have appealed the delisting of our common stock from The Nasdaq SmallCap Market. Our common stock is now quoted on the National Quotation Service.

  THE LARGE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

     As of September 30, 2003, 238,095 shares of common stock were issuable upon conversion of convertible debt, 1,748,315 shares of common stock were issuable upon exercise of outstanding stock options with a weighted average exercise price of $6.48 per share, and 2,155,262 shares of common stock were issuable upon exercise of outstanding warrants with substantially all of these warrants having an exercise price of $3.05 to $25.00 per share. In addition, on November 26, 2003 we issued a warrant to purchase 2,200,000 shares of common stock at $.01 per share, to the lender of our new credit facility and on December 11, 2003 we issued a warrant to purchase 60,000 shares of our common stock at $.01 per share to a placement agent for our financing. Substantially all of the shares underlying these options and warrants have been registered for resale, or will be registered for resale pursuant to the filing of a registration statement as promptly as practicable, and none of them is subject to any contractual restrictions on resale. Future sales of any of these shares, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares could result in increased volatility in the price of our common stock.

  THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK

     During the twelve month period ended December 26, 2003, the closing price of our common stock has ranged from a low of $0.55 to a high of $6.65. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

     We have minimal exposure to the impact of fluctuation in interest rates, primarily because our new revolving credit lines are based on fixed interest rates.

     We believe that our exposure to currency exchange fluctuation risk is insignificant because the operations of our international subsidiaries are immaterial. Sales of our U.S. divisions to foreign customers are primarily

U.S. dollar denominated. During fiscal 2003, 2002 and 2001, we did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of foreign currency sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Item 15(a)(i) herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Item 9 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2003.

ITEM 9A.  CONTROLS AND PROCEDURES

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation and after consultation with our audit committee, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods, specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation of Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 10 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     Item 11 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Item 14 is hereby incorporated by reference from our definitive proxy statement to be filed within 120 days of September 30, 2003

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

     (i)  Financial Statements.

         Independent Auditors' Reports

          Consolidated Balance Sheets at September 30, 2003 and September 30,
          2002

          Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001

          Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended September 30, 2003, 2002 and 2001

          Consolidated Statements of Comprehensive Loss for the Years Ended September 30, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements

     (ii)  Financial Statement Schedule.

          Schedule II -- Valuation and Qualifying Accounts

     (iii) Exhibits.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  2.1     Purchase and Sales Agreement By and Among Robotic Vision
          Systems, Inc. and RVSI Europe Ltd. Sellers and Sick, Inc.
          and Erwin Sick Ltd. Buyers Dated as of December 18, 2001(1)
  3.1     Registrant's Restated Certificate of Incorporation(2)
  3.2     Amendments to Registrant's Restated Certificate of
          Incorporation(3)
  3.3     Amendment to Registrant's Restated Certificate of
          Incorporation, filed with the Delaware Secretary of State on
          November 26, 2003
  3.4     Registrant's Bylaws, as amended(4)
  4.1     Rights Agreement, dated as of May 14, 1998, between
          Registrant and American Stock Transfer & Trust Company(4)
 10.1     Revolving Credit and Security Agreement, dated April 28,
          2000 between PNC Bank, National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries
          (as borrower) and other lenders identified therein(5)
 10.2     First Amendment to the Revolving Credit and Security
          Agreement, dated September 10, 2001 between PNC Bank,
          National Association (as lender and agent), Registrant and certain of Registrant's subsidiaries (as borrower)(1)
 10.3     Second Amendment and Restated Revolving Credit Note, dated
          September 10, 2001 between PNC Bank, National Association
          (as lender and agent), Registrant and certain of
          Registrant's subsidiaries (as borrower)(1)
 10.4     Second Amendment to the Revolving Credit and Security
          Agreement, dated December 19, 2001 between PNC Bank,
          National Association (as lender and agent) and Registrant
          (as borrower)(1)
 10.5     Third Amendment to the Revolving Credit and Security
          Agreement, dated April 23, 2002, between PNC Bank, National
          Association (as lender and agent) and Registrant (as
          borrower)(6)
 10.6     Extension to the Revolving Credit and Security Agreement,
          dated May 16, 2003, between PNC Bank, National Association
          (as lender and agent) and Registrant (as borrower)(7)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.7     Extension to the Revolving Credit and Security Agreement,
          dated May 30, 2003, between PNC Bank, National Association
          (as lender and agent) and Registrant (as borrower)(8)
 10.8     Extension to the Revolving Credit and Security Agreement,
          dated August 14, 2003, between PNC Bank, National
          Association (as lender and agent) and Registrant (as
          borrower)(8)
 10.9     Extension to the Revolving Credit and Security Agreement,
          dated September 19, 2003, between PNC Bank, National
          Association (as lender and agent) and Registrant (as
          borrower)(8)
 10.10    Extension to the Revolving Credit and Security Agreement,
          dated October 10, 2003, between PNC Bank, National
          Association (as lender and agent) and Registrant (as
          borrower)(8)
 10.11    Securities Purchase Agreement, dated as of April 23, 2002, by and among Registrant and the purchasers listed therein(6)
 10.12    Form of Registrant's Common Stock Purchase Warrant expiring
          May 1, 2005 to purchase in the aggregate up to 2,569,305
          shares of common stock(6)
 10.13    Registrant's Common Stock Purchase Warrant expiring May 1,
          2005 to purchase in the aggregate up to 565,249 shares of
          common stock(6)
*10.14    Employment, Retention and Severance Agreement, dated
          November 13, 2002, between Registrant and Earl Rideout(9)
 10.15    Amended and Restated Convertible Senior Note Agreement,
          dated as of December 4, 2002, between Registrant and Pat V.
          Costa
 10.16    Common Stock Warrant Agreement, dated December 4, 2002,
          between Registrant and Pat V. Costa(9)
 10.17    Security Agreement, dated December 4, 2002, between
          Registrant and Pat V. Costa(9)
 10.18    Indemnification Agreement, dated April 2, 2002, between
          Registrant and Pat V. Costa(9)
 10.19    Asset Purchase Agreement, dated October 20, 2003, between
          International Product Technology, Inc. (as buyer) and
          Registrant (as seller)(8)
 10.20    Securities Purchase Agreement, dated as of September 24,
          2003, by and among Registrant and the purchasers listed
          therein
 10.21    Form of Registrant's Common Stock Purchase Warrant expiring
          September 26, 2008 to purchase in the aggregate 1,200,000
          shares of common stock
 10.22    Registrant's Common Stock Purchase Warrant expiring
          September 26, 2007 to purchase in the aggregate 40,000
          shares of common stock
 10.23    Registration Rights Agreement, dated as of September 26,
          2003, by and among the Registrant and the purchasers listed therein
 10.24    Amended and Restated Revolving Credit and Security Agreement
          dated as of November 26, 2003 among the Registrant, RVSI
          Investors, L.L.C. and other lenders party thereto, and PNC
          Bank, National Association, as Agent(10)
 10.25    Common Stock Purchase Warrant issued to RVSI Investors,
          L.L.C. on November 26, 2003(10)
 10.26    Loan Agreement, dated April 11, 2003
 16.1     Letter from Deloitte & Touche LLP to the SEC dated June 27,
          2003(11)
 21.1     Subsidiaries of Registrant
 23.1     Consent of Grant Thornton LLP
 23.2     Consent of Deloitte & Touche LLP
 31.1     Rule 13a-14(a) Certification of Chief Executive Officer

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 31.2     Rule 13a-14(a) Certification of Chief Financial Officer
 32.1     Section 1350 Certification

---------------

  *  Compensatory Employment Agreement

 (1) Filed as an exhibit to Registrant's Annual Report on Form 10-K, for its fiscal year ended September 30, 2001.

 (2) Filed as an exhibit to Registrant's Registration Statement on Form S-4, File No. 333-08633.

 (3) Filed as an exhibit to Registrant's Registration Statement on Form S-1, File No. 333-76927.

 (4) Filed as an exhibit to Registrant's Current Report on Form 8-K dated May 20, 1998.

 (5) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for its fiscal quarter ended March 31, 2000.

 (6) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for its fiscal quarter ended March 31, 2002.

 (7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for its fiscal quarter ended March 31, 2003.

 (8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for its fiscal quarter ended June 30, 2003.

 (9) Filed as an exhibit to Registrant's Annual Report on Form 10-K, for its fiscal year ended September 30, 2002.

(10) Filed as an exhibit to Registrant's Current Report on Form 8-K dated November 26, 2003.

(11) Filed as an exhibit to Registrant's Current Report on Form 8-K/A dated June 20, 2003.

(b) Reports on Form 8-K:

     We filed a Current Report on Form 8-K dated August 5, 2003, with the Securities and Exchange Commission. The item reported on such Form 8-K was Item
12. This Form 8-K stated that we had issued a press release announcing our financial results for the quarter ended June 30, 2003.

     We filed a Current Report on Form 8-K dated August 26, 2003, with the Securities and Exchange Commission. The items reported on such Form 8-K were Items 5 and 7. This Form 8-K stated that we had issued a press release with respect to a change in our trading symbol and steps being taken to comply with the Nasdaq Marketplace Rules.

     We filed a Current Report on Form 8-K dated September 26, 2003, with the Securities and Exchange Commission. The item reported on such Form 8-K was Item
4. This Form 8-K reported the appointment of Grant Thornton LLP as our new independent auditor.

     We filed a Current Report on Form 8-K dated September 29, 2003, with the Securities and Exchange Commission. The items reported on such Form 8-K were Items 5 and 7. This Form 8-K stated that we had issued two press releases, one announcing the completion of a private offering of stock and one announcing the appointment of Jeffrey P. Lucas as our Chief Financial Officer.

     We filed a Current Report on Form 8-K dated November 26, 2003, with the Securities and Exchange Commission. The items reported on such Form 8-K were Items 5 and 7. This Form 8-K stated that we had issued refinanced our principal credit line and that we had completed a one for five reverse split of our common stock.

     We filed a Current Report on Form 8-K dated December 1, 2003, with the Securities and Exchange Commission. The items reported on such Form 8-K were Items 5 and 7. This Form 8-K stated that we had issued two press releases, one announcing the refinancing of our principal credit line and one announcing the completion of a one for five reverse split of our common stock.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Robotic Vision Systems, Inc.
Nashua, New Hampshire

     We have audited the accompanying consolidated balance sheet of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss, and cash flows for the year ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Robotic Vision Systems, Inc. and subsidiaries at September 30, 2003, and the results of their consolidated operations and their consolidated cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. The financial data in this schedule as of and for the year ended September 30, 2003 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.

     As discussed in Note 18 to the consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

     The accompanying consolidated financial statements for the year ended September 30, 2003 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses and non-compliance with certain loan covenants raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP

Boston, Massachusetts
December 22, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Robotic Vision Systems, Inc.
Nashua, New Hampshire

     We have audited the accompanying balance sheets of Robotic Vision Systems, Inc. and subsidiaries (the "Company") as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity, comprehensive loss, and cash flows for the two years in the period ended September 30, 2002. Our audits also included the financial statements schedule listed in the Index at
Item 14 for each of the two years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Robotic Vision Systems, Inc. and subsidiaries at September 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 14, 2003

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2003 AND 2002

                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $     367   $     220
  Accounts receivable, net of allowances of $1,140 and
     $1,672.................................................      9,501      13,574
  Inventories, net..........................................     10,995      22,767
  Prepaid expenses and other current assets.................      1,561       1,294
                                                              ---------   ---------
     Total current assets...................................     22,424      37,855
Plant and equipment, net....................................      2,218       5,733
Goodwill, net of accumulated amortization of $3,215.........      1,333       1,554
Software development costs, net.............................      5,227       6,864
Intangibles and other long-term assets......................      2,791       4,883
                                                              ---------   ---------
                                                              $  33,993   $  56,889
                                                              =========   =========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
  Revolving credit facility.................................  $   4,635   $   7,132
  Notes payable and current portion of long-term debt.......      8,835       4,781
  Accounts payable current..................................      3,019       7,641
  Accounts payable past-due.................................      6,546       3,403
  Accrued expenses and other current liabilities............     18,430      15,780
  Deferred gross profit.....................................      1,693       1,839
                                                              ---------   ---------
     Total current liabilities..............................     43,158      40,576
Long-term debt..............................................      1,285       3,076
                                                              ---------   ---------
     Total liabilities......................................     44,443      43,652
Stockholders' (Deficit) Equity:
     Common stock, $0.01 par value; shares authorized,
      100,000 shares; issued and outstanding, 2003 -- 14,724
      and 2002 -- 12,131....................................        147         121
     Additional paid-in capital.............................    299,768     293,476
     Accumulated deficit....................................   (308,920)   (278,798)
     Accumulated other comprehensive loss...................     (1,445)     (1,562)
                                                              ---------   ---------
     Total stockholders' (deficit) equity...................    (10,450)     13,237
                                                              ---------   ---------
                                                              $  33,993   $  56,889
                                                              =========   =========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                2003       2002       2001
                                                              --------   --------   ---------
                                                                   (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenues....................................................  $ 43,400   $ 59,243   $ 107,845
Cost of revenues............................................    30,291     44,968      90,013
                                                              --------   --------   ---------
Gross profit................................................    13,109     14,275      17,832
                                                              --------   --------   ---------
Operating costs and expenses:
Research and development expenses...........................    10,183     18,590      28,352
Selling, general and administrative expenses................    30,875     36,915      54,320
Severance and other charges.................................     3,889      6,244      17,336
Gain on sale of assets......................................      (350)    (6,935)         --
In-process research and development.........................        --         --       1,050
                                                              --------   --------   ---------
Loss from operations........................................   (31,488)   (40,539)    (83,226)
Other gains.................................................     2,688         --          --
Interest income.............................................         5         96         442
Interest expense............................................    (1,309)    (1,331)     (1,622)
                                                              --------   --------   ---------
Loss before income taxes....................................   (30,104)   (41,774)    (84,406)
Provision for income taxes..................................        --         --       9,220
                                                              --------   --------   ---------
Loss before cumulative effect of accounting change..........   (30,104)   (41,774)    (93,626)
Cumulative effect of accounting change......................        --         --     (10,747)
                                                              --------   --------   ---------
Net loss....................................................  $(30,104)  $(41,774)  $(104,373)
                                                              ========   ========   =========
Net loss per share:
Loss before cumulative effect of accounting change:
  Basic and diluted.........................................  $  (2.44)  $  (4.19)  $  (13.22)
Cumulative effect of accounting change:
  Basic and diluted.........................................        --         --   $   (1.50)
Net loss
  Basic and diluted.........................................  $  (2.44)  $  (4.19)  $  (14.72)
Weighted average shares:
  Basic and diluted.........................................    12,337     10,019       7,137

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                                   ACCUMULATED
                                    COMMON STOCK*                                     OTHER
                                  ------------------   ADDITIONAL                 COMPREHENSIVE       TOTAL
                                   NUMBER               PAID-IN     ACCUMULATED      INCOME       STOCKHOLDERS'
                                  OF SHARES   AMOUNT    CAPITAL       DEFICIT        (LOSS)          EQUITY
                                  ---------   ------   ----------   -----------   -------------   -------------
                                                                 (IN THOUSANDS)
BALANCE, OCTOBER 1, 2000........    7,055      $ 71     $269,249     $(131,733)      $  (671)       $ 136,916
Shares issued in connection with
  the exercise of stock options
  and warrants..................      137         1        1,603            --            --            1,604
Amortization of warrant
  premium.......................       --        --           --          (704)           --             (704)
Translation adjustment..........       --        --           --            --           (11)             (11)
Net loss........................       --        --           --      (104,373)           --         (104,373)
                                   ------      ----     --------     ---------       -------        ---------
BALANCE, SEPTEMBER 30, 2001.....    7,192        72      270,852      (236,810)         (682)          33,432
                                   ------      ----     --------     ---------       -------        ---------
Shares issued in connection with
  the exercise of warrants......    2,871        29        9,038            --            --            9,067
Shares and warrants issued in
  connection with the private
  placement of common stock.....    2,055        20       13,539            --            --           13,559
Shares and warrants issued for
  professional services.........       13        --           47            --            --               47
Minimum pension obligation......       --        --           --            --          (657)            (657)
Amortization of warrant
  premium.......................       --        --           --          (214)           --             (214)
Translation adjustment..........       --        --           --            --          (223)            (223)
Net loss........................       --        --           --       (41,774)           --          (41,774)
                                   ------      ----     --------     ---------       -------        ---------
BALANCE, SEPTEMBER 30, 2002.....   12,131       121      293,476      (278,798)       (1,562)          13,237
                                   ------      ----     --------     ---------       -------        ---------
Warrants issued in connection
  with debt deferral............       --        --          282            --            --              282
Shares and warrants issued in
  connection with the private
  placement of common stock.....    2,000        20        4,582            --            --            4,602
Shares issued in exchange for
  debt..........................      440         4        1,310            --            --            1,314
Shares and warrants issued for
  professional services.........       64         1           97            --            --               98
Shares issued for employee
  retention.....................       89         1            3            --            --                4
Minimum pension obligation......       --        --           --            --           136              136
Beneficial conversion feature...       --        --           18           (18)           --               --
Translation adjustment..........                 --           --            --           (19)             (19)
Net loss........................       --        --           --       (30,104)           --          (30,104)
                                   ------      ----     --------     ---------       -------        ---------
BALANCE, SEPTEMBER 30, 2003.....   14,724      $147     $299,768     $(308,920)      $(1,445)       $ (10,450)
                                   ======      ====     ========     =========       =======        =========

---------------

* As adjusted for 5-for-1 reverse stock split. See Note 2

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                2003       2002       2001
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Net loss....................................................  $(30,104)  $(41,774)  $(104,373)
Foreign currency translation adjustment.....................       (19)      (223)        (11)
Minimum pension liability...................................       136       (657)         --
                                                              --------   --------   ---------
Comprehensive loss..........................................  $(29,987)  $(42,654)  $(104,384)
                                                              ========   ========   =========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                2003       2002       2001
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss....................................................  $(30,104)  $(41,774)  $(104,373)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Deferred income taxes.....................................        --         --       9,220
  Depreciation and amortization.............................     6,341     10,289      14,883
  Non cash interest.........................................        18         --          --
  Issuance of warrants and shares in lieu of cash...........       384         47          --
  Gain on shares exchanged for debt.........................    (1,492)        --          --
  Cumulative effect of accounting change....................        --         --      10,747
  Write-off of tangible and intangible assets...............       564      4,825      12,885
  Bad debt provision........................................       984         40       1,122
  Inventory provision.......................................     3,703      4,913      17,300
  Warranty provision........................................       158        777       1,990
  In-process research and development.......................        --         --       1,050
  Gain on sale of assets....................................      (350)    (6,935)         --
  Loss on disposition of assets.............................     1,387         70          --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     3,089      1,252      48,650
    Inventories.............................................     8,069      4,131       1,147
    Prepaid expense and other current assets................      (267)       874       1,528
    Other assets............................................       762       (474)       (692)
    Accounts payable current................................    (4,622)    (2,850)    (22,369)
    Accounts payable past-due...............................     5,949        180       5,052
    Deferred gross profit...................................      (146)      (630)     (8,278)
    Accrued expenses and other current liabilities..........     2,701       (660)     (2,446)
                                                              --------   --------   ---------
      Net cash used in operating activities.................    (2,872)   (25,905)    (12,584)
                                                              --------   --------   ---------
INVESTING ACTIVITIES:
Additions to plant and equipment, net.......................      (392)      (792)     (2,285)
Cash paid for acquisitions, net of cash acquired............        --         --      (3,125)
Additions to software development costs.....................    (1,197)    (1,409)     (3,409)
Proceeds from sale of assets................................       350     10,189          --
                                                              --------   --------   ---------
      Net cash (used in) provided by investing activities...    (1,239)     7,988      (8,819)
                                                              --------   --------   ---------
FINANCING ACTIVITIES:
Issuance of convertible note................................       500         --          --
Issuance of promissory note.................................     2,000         --          --
Proceeds from private placement of common stock, net of
  offering costs............................................     4,602     13,559          --
Proceeds from exercise of stock options and warrants........        --         --          26
Net proceeds from (payments of) revolving credit facility...    (2,497)     4,747       2,385
Repayment of long-term borrowings...........................      (328)    (3,642)       (420)
                                                              --------   --------   ---------
      Net cash provided by financing activities.............     4,277     14,664       1,991
                                                              --------   --------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................       (19)       (81)         19
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       147     (3,334)    (19,393)
CASH AND CASH EQUIVALENTS:
  Beginning of year.........................................       220      3,554      22,947
                                                              --------   --------   ---------
  End of year...............................................  $    367   $    220   $   3,554
                                                              --------   --------   ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid...............................................  $    913   $    801   $     446
                                                              --------   --------   ---------
Income taxes paid...........................................  $     42   $    160   $      --
                                                              --------   --------   ---------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes payable and future payments for
  acquisition...............................................  $     --   $     --   $   9,185
                                                              ========   ========   =========
Cashless exercise of prepaid warrants for 2,384 shares of
  common stock in 2002 and 137 in 2001......................  $     --   $  7,067   $   1,576
                                                              ========   ========   =========
Issuance of 487 shares of common stock in payment of accrued
  warrant premium...........................................  $     --   $  2,000   $      --
                                                              ========   ========   =========
Trade payables exchanged with shares of common stock........  $  2,806   $     --   $      --
                                                              ========   ========   =========
Discount on convertible note................................  $     65   $     --   $      --
                                                              ========   ========   =========
Amortization of warrant premium.............................  $     --   $    214   $     704
                                                              ========   ========   =========
Minimum pension liability...................................  $   (136)  $    657   $      --
                                                              ========   ========   =========

                See notes to consolidated financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS OVERVIEW AND GOING CONCERN CONSIDERATIONS

     Description of Business -- Robotic Vision Systems, Inc. ("RVSI"), including its subsidiaries (collectively the "Company"), designs, manufactures, markets and sells automated two dimensional ("2-D") and three dimensional ("3-D") machine vision based products and systems for inspection, measurement and identification.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses for fiscal 2003, 2002 and 2001 amounting to $31,488, $40,539 and $83,226, respectively, and negative cash flows from operations for fiscal 2003, 2002 and 2001 amounting to $2,872, $25,905 and $12,584, respectively.
Further, the Company has debt payments due which relate to acquisitions the Company has made and, as of September 30, 2003, is not in compliance with the debt covenants on its line of credit. These conditions raise doubt about the Company's ability to continue as a going concern.

     The Company has prepared and is executing a plan to meet its financial needs. The Company has undertaken several measures during fiscal 2003 and subsequently to reduce its losses, strengthen its working capital position and provide additional liquidity. During fiscal 2003 it reduced its fixed costs significantly, reduced its operating losses and lowered its breakeven level of revenues. In November 2002, it began the process of selling the Semiconductor Equipment Group ("SEG") business. On December 4, 2002, the Company received $500 from the issuance of a convertible note. On April 11, 2003, the Company received a $1,000 settlement payment and the first one-half of a $4,000 loan from a major customer. On September 26, 2003, the Company completed a private placement of its common stock, which, along with the exercise on December 1, 2003, of an option to purchase additional shares by its lead investor, raised gross proceeds of $6,000. The proceeds as of September 30, 2003, net of offering expenses, totaled $4,602. On November 26, 2003, the Company refinanced its existing revolving credit facility with a new facility, which increased its maximum borrowing availability to $13,000. In December 2003, the Company informed the Lender of its desire to draw down the second tranche of the loan. In response, the Lender stated that it will advance the second tranche loan only if the Company agrees to substantial modifications to the settlement and release agreement. The Company has not as yet determined whether it is prepared to accept such modifications.

     In November 2002, the Company adopted a formal plan to sell the SEG business. In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has (a) lowered its fixed costs and breakeven level of revenues, (b) reduced its liabilities through a series of debt-for-equity exchanges, and (c) recruited an experienced high technology executive to run the operations and oversee its eventual sale. While there can be no assurance of a successful outcome, the Company believes that given these changes in the business and the concurrent improvement in the semiconductor capital spending environment, the SEG business has the potential to generate positive cash flow from operations and return to profitability. Accordingly, the Company believes the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects what it believes is the business' inherent value.

     The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down a significant portion of the Company's debt, reduce accounts payable, and provide working capital for the Company's remaining business. However, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. Because the timing and proceeds of a prospective sale of SEG is uncertain, the Company took steps during fiscal 2003 to increase its working capital.

     If the Company does not succeed in selling the Semiconductor Equipment Group, it may not have sufficient working capital to continue in business. While management believes that it will complete such a

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES sale, there can be no assurance that the proceeds of a sale will be sufficient to finance the Company's remaining businesses. In that event, the Company may be forced either to seek additional financing or to sell some or all of the remaining product lines.

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

     Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In those cases, installation is not deemed to be essential to the functionality of the equipment since installation does not involve significant changes to the features or capabilities of the equipment or building complex interfaces and connections. In addition, the equipment could be installed by the customer or other vendors and generally the cost of installation approximates only 1% to 2% of the sales value of the related equipment. When customer payment terms provide that a minor portion of the equipment purchase price be paid only upon customer acceptance (20% or less), the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. When customer payment terms require that a significant portion of the equipment price be paid upon customer acceptance (greater than 20%), the entire purchase price and cost are deferred until customer acceptance is received. Revenue for new products that have not previously satisfied customer acceptance requirements, generally semiconductor capital equipment, is recognized upon customer acceptance. The gross profit on sales that are not yet recognized is recorded as deferred gross profit in the consolidated balance sheet. The Company provides for warranty costs at the time the related revenue is recognized. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. Service revenue, related to maintenance and training programs, is recognized ratably over the period that services are provided. The Company does not grant any rights of return or price protection privileges to distributors.

     The cumulative effect of the change as of October 1, 2000 resulted in a charge to operations of $10,747, which is included in the Consolidated Statement of Operations for the year ended September 30, 2001. The effect of the change on the year ended September 30, 2001, was to increase revenues by $15,197 and to reduce the loss before the cumulative effect of the accounting change by $8,107.

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

     Inventories -- Inventories are stated at the lower of cost (using the first-in, first-out cost flow assumption) or market. The Company reduces the carrying value of its inventory for estimated obsolescence by the difference between the cost of inventory and its estimated net realizable value based upon assumptions about future demand and market conditions. There can be no assurance that the Company will not have to take additional inventory provisions in the future based upon a number of factors including: changing business conditions; shortened product life cycles; the introduction of new products and the effect of new technology.

     Foreign Currency -- Foreign currencies are translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations". Under this standard, assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at current exchange values. Income and expense items are translated at average rates of exchange prevailing during the year.

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

     Intangible Assets -- In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company conducts a periodic assessment, annually or more frequently, if impairment indicators exist, on the carrying value of our goodwill. The assessment is based on estimates of future income from the reporting units and estimates of the market value of the units. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. In addition, the estimated future market value for our reporting units is based on management's judgement.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of its business. These future cash flow estimates are based on historical results, adjusted to reflect the Company's best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates, and accordingly, could result in additional impairment of long-lived assets. See Note 15 for the discussion of impairments recorded in fiscal 2003 and 2002. Also, as discussed later in this Note, the Company adopted the provisions of SFAS No. 144 in fiscal 2003.

     Software Development Costs -- Software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Such costs are capitalized only to the extent of costs of producing product masters subsequent to the establishment of their technological feasibility and capitalization ends when the product is available for general release to customers. Capitalized software development costs are amortized over the estimated useful lives (generally five years) on a straight-line basis or the ratio of current revenues to total expected revenues in a product's expected life, if greater. Amortization begins in the period in which the related product is available for general release to customers. The Company reviews the unamortized capitalized costs of its underlying products compared to the net realizable value of these products. An impairment loss is recorded in an amount by which the unamortized capitalized costs of a computer software product exceeds the net realizable value of that asset. Certain software development costs totaling $1,197, $1,409 and $3,409 have been capitalized during the fiscal years ended September 30, 2003, 2002 and 2001, respectively. Amortization expense relating to software

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES development costs for the fiscal years ended September 30, 2003, 2002, and 2001 was $2,834, $3,418 and $4,409, respectively. See Note 15 for the discussion of impairments recorded in fiscal 2002.

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

     Net Loss Per Share -- Basic loss per share is computed using the weighted average number of common shares outstanding during each year. Diluted net income per common share reflects the effect of the Company's outstanding options and warrants (using the treasury stock method), except where such options would be anti-dilutive.

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

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that the most significant estimates include the reserve for doubtful accounts receivable, reserve for inventory excess and obsolescence, warranty reserves and the assessment of impairment of long-lived assets.

     Concentrations of Credit Risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. Cash equivalents are placed with high-quality financial institutions, which limits the amount of credit exposure to any one institution, and the Company has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are mostly from major corporations or distributors or are supported by letters of credit.

     Equity-based Compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted by SFAS No. 123, the Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, for financial reporting purposes, compensation cost for stock

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES options granted to employees is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

     The Company accounts for equity-based compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123, as amended by SFAS 148. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and EITF Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

     Had compensation cost for the Company's stock based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reported at the pro-forma amounts indicated below.

                                                        2003       2002       2001
                                                      --------   --------   ---------
Net loss available to common stockholders (see Note
  14)...............................................  $(30,104)  $(41,988)  $(105,077)
Deduct: Total stock-based compensation expense
  determined under the fair value based method for
  all stock option awards (net of related tax
  effects)..........................................    (1,814)    (1,783)     (4,000)
                                                      --------   --------   ---------
  Net loss -- pro forma.............................  $(31,918)  $(43,771)  $(109,077)
Loss per share:
  Basic and diluted -- as reported..................  $  (2.44)  $  (4.19)  $  (14.72)
  Basic and diluted -- pro forma....................     (2.59)     (4.37)     (15.28)

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

     Reverse Stock Split -- Effective November 26, 2003, the Company effected a one-for-five reverse stock split of its common stock. All information in the consolidated financial statements related to common shares, share prices, per share amounts, stock option plans and stock warrants have been restated retroactively for the reverse stock split, unless otherwise noted.

     Reclassifications -- Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS --

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement also supersedes APB No. 30 provisions related to accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Company adopted this Statement in fiscal 2003. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-35. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting SFAS No. 146 is recognized in the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting And Disclosure Requirements For Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial statements.

     In November 2002, the EITF issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     On April 30, 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150, Accounting for "Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

3.  ACCOUNTS RECEIVABLE

     Accounts receivable at September 30, 2003 and 2002, consisted of the following:

                                                               2003      2002
                                                              -------   -------
Total accounts receivable...................................  $10,641   $15,246
Less allowance for doubtful accounts receivable.............   (1,140)   (1,672)
                                                              -------   -------
Accounts receivables, net...................................  $ 9,501   $13,574
                                                              =======   =======

4.  INVENTORIES

     Inventories at September 30, 2003 and 2002, consisted of the following:

                                                               2003      2002
                                                              -------   -------
Raw materials...............................................  $ 4,875   $11,645
Work in process.............................................    1,588     6,651
Finished goods..............................................    4,532     4,471
                                                              -------   -------
     Total..................................................  $10,995   $22,767
                                                              =======   =======

     Finished goods inventory includes $386 and $1,671 that have been placed on consignment with distributors at September 30, 2003 and 2002, respectively.

5.  INCOME TAXES

     The components of loss before income tax provision (benefit), for the fiscal years ended September 30, 2003, 2002 and 2001 are as follows:

                                                         2003       2002       2001
                                                       --------   --------   --------
Domestic.............................................  $(28,122)  $(39,798)  $(74,930)
Foreign..............................................    (1,982)    (1,976)    (9,476)
                                                       --------   --------   --------
     Total...........................................  $(30,104)  $(41,774)  $(84,406)
                                                       ========   ========   ========

     The income tax provision (benefit) for the fiscal years ended September 30, 2003, 2002 and 2001 consisted of the following:

                                                         2003       2002       2001
                                                        -------   --------   --------
Current:
  Federal.............................................  $    --   $     --   $     --
  State...............................................       --         --         --
  Foreign.............................................       --         --         --
                                                        -------   --------   --------
                                                        $    --   $     --   $     --
                                                        -------   --------   --------
Deferred:
  Federal.............................................   (8,856)   (13,351)   (31,107)
  State...............................................   (1,288)    (1,212)    (2,367)
  Change in valuation allowance.......................   10,144     14,563     42,694
                                                        -------   --------   --------
                                                             --         --      9,220
                                                        -------   --------   --------
     Total............................................  $    --   $     --   $  9,220
                                                        =======   ========   ========

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The income tax benefits related to the exercise of stock options reduce taxes currently payable or increase net deferred tax assets, and are credited to additional paid-in capital.

     A reconciliation between the statutory U.S. Federal income tax rate and the Company's effective tax rate for the fiscal years ended September 30, 2003, 2002 and 2001 is as follows:

                                                            2003      2002      2001
                                                            -----     -----     -----
U.S. Federal statutory rate...............................  (34.0)%   (34.0)%   (34.0)%
Increases (reductions) due to:
State taxes -- net of Federal tax benefit.................   (4.0)     (4.0)     (4.0)
Change in valuation allowance.............................   34.0      38.0      47.8
Other -- net..............................................    4.0        --       1.1
                                                            -----     -----     -----
     Total................................................    0.0%      0.0%     10.9%
                                                            =====     =====     =====

     The net deferred tax asset at September 30, 2003 and 2002 is comprised of the following:

                                                                2003       2002
                                                              --------   --------
DEFERRED TAX ASSETS (LIABILITIES):
Net operating loss carryforwards............................  $ 78,572   $ 67,231
Tax credit carryforwards....................................     1,158      1,173
Accrued liabilities.........................................     3,634      2,730
Deferred revenue............................................     1,223         39
Inventories.................................................     7,278     10,443
Receivables.................................................       503        693
Property and equipment......................................     2,058      1,678
Software development costs..................................    (2,425)    (2,413)
Intangible assets...........................................     2,325      2,042
Other.......................................................      (182)       384
                                                              --------   --------
                                                                94,144     84,000
Less valuation allowance....................................   (94,144)   (84,000)
                                                              --------   --------
     Total..................................................  $     --   $     --
                                                              ========   ========

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     As of September 30, 2003, the Company had net operating loss carryforwards of approximately $209,000 subject to any annual limitations because of changes in ownership, as defined in the Internal Revenue Code. Such loss carryforwards expire in the fiscal years 2004 through 2023 as follows:

     The Company's net operating loss carryforwards expire as follows:

2004........................................................  $    380
2005........................................................     2,585
2006........................................................     2,937
2007........................................................     1,129
2008........................................................       814
2009........................................................     2,623
2010........................................................     2,097
2011........................................................     8,520
2012........................................................     1,187
2018........................................................    32,340
2019........................................................    18,542
2021........................................................    57,640
2022........................................................    27,958
2023........................................................    49,932
                                                              --------
                                                              $208,684
                                                              ========

     The utilization of the carryforwards to offset future tax liabilities is dependent upon the Company's ability to generate sufficient taxable income during the carryforward periods. The Company has recorded a valuation allowance to reduce the net deferred tax asset to an amount that management believes is more likely than not to be realized. The change in the valuation allowance in fiscal 2003 and 2002 is attributable to the significant operating loss incurred in 2003 and 2002.

6.  PLANT AND EQUIPMENT

     Plant and equipment at September 30, 2003 and 2002 consisted of the following:

                                                                2003       2002
                                                              --------   --------
Machinery and equipment.....................................  $  5,032   $  8,461
Furniture, fixtures and other equipment.....................     5,176     10,254
Demonstration equipment.....................................       398      6,319
Leasehold improvements......................................     2,636      3,795
                                                              --------   --------
     Total..................................................    13,242     28,829
Less accumulated depreciation and amortization..............   (11,024)   (23,096)
                                                              --------   --------
     Plant and equipment -- net.............................  $  2,218   $  5,733
                                                              ========   ========

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at September 30, 2003 and 2002 consisted of the following:

                                                               2003      2002
                                                              -------   -------
Accrued wages and related employee benefits.................  $ 3,502   $ 4,505
Accrued sales commissions...................................    2,842     2,586
Advance contract payments received..........................    1,524     2,036
Accrued warranty and other product related costs............    1,980     2,346
Accrued interest............................................      751       592
Accrued severance and other restructuring charges...........    1,962       175
Accrued sales, franchise and income taxes payable...........    1,002       930
Accrued purchase order commitment reserve...................    1,100        --
Accrued professional fees...................................      904       509
Accrued other...............................................    2,863     2,101
                                                              -------   -------
     Total..................................................  $18,430   $15,780
                                                              =======   =======

8.  REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

  REVOLVING CREDIT FACILITY

     The Company had a $10,000 revolving credit facility, which was due to expire on April 28, 2003. The termination date had been extended eight times by the lender. The fifth extension contained modifications to certain conditions of the loan agreement. This credit facility allowed for borrowings of up to 90% of eligible foreign receivables up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and any bank reserves. At September 30, 2003, the amount available under the line was $9,561 against which the Company had $4,635 of borrowings, resulting in availability at September 30, 2003 of $4,926, subject to the terms of the credit facility. Outstanding balances bear interest at a variable rate as determined periodically by the bank (6% at September 30, 2003). At September 30, 2003, the Company was not in compliance with certain covenants of the credit agreement, and therefore in technical default, although the bank continued to make funds available for borrowings.

     On November 26, 2003, the Company replaced its $10,000 revolving credit line with a $13,000 facility. The new facility has two revolving credit lines. The first of which accords the Company a maximum of $10,000 and is collateralized by certain foreign receivables and inventory with availability subject to a borrowing base formula. This line, which is guaranteed by the Export-Import Bank of the United States expires on November 30, 2005 and has a 7% interest rate. The second line is for a maximum of $3,000 and is collateralized by certain domestic receivables. Availability under this line is subject to a borrowing base formula, which, as defined in the credit agreement, includes a $1,500 overadvance feature. At November 26, 2003, the amount available under the line was approximately $12,533, against which the Company had $8,941 of borrowings, resulting in availability at November 26, 2003 of $3,612. It expires on November 25, 2006 and has a 17% interest rate of which 5% can be capitalized at the Company's option. The facility contains covenants pertaining to the Company's net worth and to fixed charge coverage (as defined). The Company can prepay the facility at its discretion. In the event of the sale of SEG, the Company is required to repay in full the $10,000 credit line. The $3,000 credit line continues subject to the Company meeting certain financial conditions. The facility also includes an annual commitment fee of 0.5% based on the unused portion of the facility.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     In connection with the facility, the Company issued a warrant to purchase 2,200 shares of the Company's common stock at an exercise price of $0.01 per share to the lender and a warrant to purchase 60 shares of the Company's common stock at an exercise price of $0.01 per share to the placement agent. Subsequent to year end, the Company recorded a deferred financing asset for the fair value of the warrant, of approximately $7,200 using the Black-Scholes valuation model with the following assumptions: volatility of 185% and risk-free interest rate of 2.48%. The deferred financing cost is being amortized and charged to interest expense over the life of the facility. In December 2003, the lender notified the Company that it intends to exercise the warrant.

     In addition, the Company incurred costs in connection with the financing of approximately $680 which are being amortized and charged to interest expense over the life of the facility. Upon the maturity or payoff of the facility the Company will also be obligated to pay $400 reflecting deferred interest and closing costs and which are being amortized and charged to interest expense over the life of the facility.

  NOTES PAYABLE AND LONG-TERM DEBT:

     Notes payable and long-term debt at September 30, 2003 and 2002 consisted of the following:

                                                               2003      2002
                                                              -------   -------
Subordinated note payable -- 8.25%, payable in equal
  quarterly installments of $281, currently due.............  $   565   $   850
Abante note payable -- 8%, currently due....................    1,000     1,000
Abante payable -- non-interest bearing, discounted at 8%,
  payable in annual installments of $500 through November
  2006......................................................    1,786     1,695
AIID notes payable -- prime rate (4.00% at September 30,
  2003 and 4.75% at September 30, 2002).....................    4,245     4,219
Promissory note payable -- 10%, due April 11, 2004..........    2,000        --
9% Convertible Senior Note -- due December 4, 2005..........      454        --
Other borrowings............................................       70        93
                                                              -------   -------
Total notes payable and long-term debt......................   10,120     7,857
Less notes payable and current portion of long-term debt....   (8,835)   (4,781)
                                                              -------   -------
Long-term debt..............................................  $ 1,285   $ 3,076
                                                              =======   =======

     The subordinated note payable to General Scanning matured in June 2003, bearing interest at prime (4% at September 30, 2003) and called for quarterly payments of $281 commencing September 12, 2001. The Company did not make either the March 12, 2003 or June 12, 2003 note principal payments. The Company is currently a defendant in an action entitled GSI Lumonics Inc. v. Robotic Vision Systems, Inc., C.A. No. CV-03-4474 (E.D.N.Y.) in which the plaintiff, GSI Lumonics Inc. ("GSLI") as successor to General Scanning, alleges breach of contract and conversion, and seeks injunctive relief and unspecified damages. GSLI alleges that RVSI breached a 1998 Settlement Agreement by failing to terminate a license relating to certain lead scanning technology in March 2003. The Magistrate Judge recommended that a preliminary injunction be granted, enjoining RVSI from, among other things, disclosing, licensing, selling or assigning the disputed technology. RVSI has objected to the Magistrate's recommendation, and the District Court judge will rule on the objections and decide whether to grant the preliminary injunction. Meanwhile, RVSI has terminated the disputed license. Plaintiff has moved for summary judgment on its breach of contract claim, and RVSI has moved to dismiss the case as moot and for failure to state a claim.

     On November 21, 2001, the $1,500 note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES the acquisition of Abante, the Company agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $500 through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $500. Pursuant to an oral agreement with the former principals of Abante, the Company paid on November 21, 2001 the interest, $250 of note principal and approximately $112 of the first annual installment. The balance of the sums originally due on November 21, 2001, were rescheduled for payment in installments through the first quarter of fiscal 2003. The Company continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250 of note principal and approximately $150 of the first annual installment on February 21, 2002, and paying approximately $238 of the first annual installment on May 21, 2002. The Company did not make either the November 2002 note principal payment of $1,000 or a significant portion of the November 2002 annual installment payment of $500. In addition, the Company did not make a significant portion of the November 2003 annual installment payment of $500. On December 19, 2003, the Company entered into a settlement agreement with the former principals of Abante who agreed to forbear from taking action against the Company for fifteen months. The Company agreed to pay $300 on January 5, 2004, to make additional monthly payments of at least $35, and to pay the remaining balance due upon the sale of SEG, subject to certain conditions.

     On January 3, 2002, a payment of $1,855 under notes issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002, in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants to purchase 183 shares of its common stock with an exercise price of $5.70 per share. The fair value of these warrants (determined using Black-Scholes pricing model), totaling approximately $137, was charged to operations through January 2003. In accordance with the agreement with the other former stockholders, the Company made note principal and interest payments on April 1, 2002 of approximately $516 and $31, respectively, and note principal and interest payments on August 1, 2002 of $536 and $29, respectively. The Company did not make the December 2002 and January 2003 installment payments due of $535 and $1,855, respectively, and is therefore in default. Seven of the former shareholders filed lawsuits against the Company seeking payment of all amounts currently past due. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. On October 29, 2003, additional noteholders agreed to forbear from taking action until May 1, 2004. The Company agreed to issue these noteholders warrants to purchase 59 shares of its common stock at exercise prices ranging from $2.50 per share to $3.60 per share and paid these noteholders the outstanding interest that had accrued through June 1, 2003.

     On December 4, 2002, Pat V. Costa, the Company's Chief Executive Officer, loaned the Company $500 and the Company issued a 9% Convertible Senior Note in the amount of $500. Under the terms of this note, the Company is required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003, and pay the principal amount on December 4, 2005. This note allows Mr. Costa to require earlier redemption by the Company in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, Mr. Costa may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by Mr. Costa until the note is paid in full or by the Company if at any time following the closing date the closing price of the Company's Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. Mr. Costa's conversion price is equal to 125% of the average closing price of the Company's common stock for the thirty consecutive trading days ending December 3, 2002, or $2.10 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, the Company recorded a dividend in the amount of approximately $18 on

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

December 4, 2002. The Company did not make the semiannual interest payment due on May 15, 2003. On October 28, 2003, Mr. Costa agreed to forbear from exercising his rights with respect to this interest payment until January 14, 2005.

     In connection with the 9% Convertible Senior Note, on December 4, 2002, the Company issued warrants to Mr. Costa. Under the terms of the warrants, Mr. Costa is entitled to purchase from the Company shares equal to 25% of the total number of shares of Common Stock into which the Convertible Senior Note may be converted or approximately 60 shares. The warrants have an exercise price of $3.15. The Company recorded the fair value of these warrants of approximately $65 as a discount to the debt using the Black-Scholes valuation model with the following assumptions: volatility of 107% and risk-free interest rate of 2.49%. This discount is being amortized over the period from December 4, 2002 to December 4, 2005.

     On December 4, 2002, as a condition to making the loan mentioned above and in order to secure the prompt and complete repayment, the Company entered into a Security Agreement with Mr. Costa. Under the terms of this agreement, the Company granted Mr. Costa a security interest in certain of the Company's assets.

     On April 11, 2003, the Company entered into a settlement and release agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1,000 to the Company. On the same date, the Company entered into a loan agreement with this customer which afforded the Company the right to borrow an aggregate of $4,000, in two equal tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time the Company delivered to the lender a secured promissory note in the amount of $2,000 with a maturity date of April 11, 2004, bearing an interest rate of 10%. The second closing for the delivery of a separate promissory note is subject to terms and conditions. In December 2003, the Company informed the Lender of its desire to draw down the second tranche of the loan. In response, the Lender stated that it will advance the second tranche loan only if the Company agrees to substantial modifications to the settlement and release agreement. The Company has not as yet determined whether it is prepared to accept such modifications. During the three month period ended June 30, 2003, the Company recorded a $1,000 other gain relating to the settlement.

     As of December 15, 2003, the Company was in default on an aggregate of approximately $4,351 of its borrowings.

     Principal maturities of notes payable and long-term debt as of September 30, 2003 are as follows:

2004........................................................  $ 8,835
2005........................................................    1,285
                                                              -------
     Total..................................................  $10,120
                                                              =======

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

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     The components of net pension cost for the fiscal years ended September 30, 2003, 2002 and 2001 are summarized as follows:

                                                              2003    2002    2001
                                                              -----   -----   -----
Service cost -- benefits earned during the period...........  $ 227   $ 324   $ 253
Interest on projected benefit obligations...................    205     233     200
Estimated return on plan assets.............................   (117)   (131)   (173)
Other -- amortization of actuarial gains, net transition
  asset, curtailment and settlement gains...................    108     104     187
                                                              -----   -----   -----
Net pension cost............................................  $ 423   $ 530   $ 467
                                                              =====   =====   =====

     The funded status of the plan compared with the accrued expense included in the Company's consolidated balance sheet at September 30, 2003 and 2002 is as follows:

                                                               2003      2002
                                                              -------   -------
Reconciliation of benefit obligation
  Obligation at beginning of fiscal year....................  $ 3,523   $ 2,568
  Service cost..............................................      227       324
  Interest cost.............................................      205       233
  Plan amendment............................................       --        58
  Actuarial (gain) loss.....................................     (247)      898
  Benefit payments and settlements..........................     (128)     (558)
                                                              -------   -------
  Obligation at end of fiscal year..........................  $ 3,580   $ 3,523
Reconciliation of fair value of plan assets
  Fair value of plan assets at beginning of fiscal year.....  $ 1,308   $ 1,578
  Actual return on plan assets..............................      219       (68)
  Employer contributions....................................      328       356
  Benefit payments and settlements..........................     (128)     (558)
                                                              -------   -------
  Fair value of plan assets at end of fiscal year...........  $ 1,727   $ 1,308
Funded status
  Funded status at end of fiscal year.......................   (1,853)   (2,215)
  Unrecognized prior service cost...........................       76        85
  Unrecognized loss.........................................    1,206     1,654
                                                              -------   -------
Net accrued pension costs, before additional minimum
  liability.................................................  $  (571)  $  (476)
Minimum pension liability...................................     (521)     (657)
                                                              -------   -------
Net accrued pension costs...................................  $(1,092)  $(1,133)
                                                              =======   =======

     The curtailment and settlements were a result of the partial termination of the plan as well as a result of the employee terminations resulting from the Company's restructuring efforts.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     Significant assumptions used in determining net periodic pension cost and related pension obligations are as follows:

                                                              2003   2002
                                                              ----   ----
Discount rate...............................................  6.25%  6.50%
Rate of compensation increase...............................  4.00%  4.00%
Expected long-term rate of return on assets.................  8.00%  8.00%

     Defined Contribution Plans -- The Company merged three defined contribution plans in early 2002 into the Robotic Vision Systems, Inc. 401(k) Retirement Savings Plan (the "Plan") formerly the CiMatrix Retirement Savings Plan. The Plan is available to all eligible employees as defined by the Plan and matching contributions are made in accordance with plan documents. The Company incurred $234, $416 and $546 for matching employer contributions to the Plans in 2003, 2002 and 2001, respectively. The Plan experienced partial plan terminations due to the number of participants separated from employment.

     During fiscal year 2001, the RVSI Vanguard Savings Plan and the RVSI Retirement Investment Plan experienced partial plan terminations due to the number of participants separated from employment. Consequently, all participants who were involuntarily separated from the company due to a reduction in workforce received 100% of the company matching funds in their accounts.

10.  COMMITMENTS AND CONTINGENCIES

     Operating Leases -- The Company has entered into operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable scheduled rentals, net of the sub-lessee payments described below, under these agreements are as follows:

FISCAL YEAR ENDING SEPTEMBER 30:                           FACILITIES   EQUIPMENT   TOTAL
--------------------------------                           ----------   ---------   ------
2004.....................................................    $1,633        $39      $1,672
2005.....................................................     1,339         18       1,357
2006.....................................................       953          4         957
2007.....................................................       922         --         922
2008.....................................................       941         --         941
Thereafter...............................................     2,439         --       2,439
                                                             ------        ---      ------
     Total...............................................    $8,227        $61      $8,288
                                                             ======        ===      ======

     Rent expense for the fiscal years ended September 30, 2003, 2002 and 2001 was $1,831, $2,910 and $3,563, respectively.

     In connection with the sale of the material handling business (see Note 13) as of December 15, 2001, to affiliates of SICK AG of Germany ("SICK"), the Company sublet a portion its Canton, Massachusetts facility, totaling approximately 34,100 square feet to SICK. Under the terms of the sale transaction, SICK agreed to occupy the space through July 2003 and pay a monthly sublet amount to the Company of approximately $38. This sublet arrangement terminated as of July 2003, at which time the Company engaged in a new one-year facility lease for the space occupied at the Canton, Massachusetts location, which did not include a sublet provision to SICK.

     Purchase Commitments -- As of September 30, 2003, the Company had approximately $14,200 of purchase commitments with vendors. Approximately $12,900 were for the Semiconductor Equipment Group, and included computers, handling equipment, and manufactured components for the division's lead scanning, wafer scanning, handling and ball attach product lines. Approximately $1,300 were for the Acuity CiMatrix

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

Division, and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. The Company is required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next eighteen months.

     A schedule of the commitments is as follows:

FISCAL YEAR ENDING SEPTEMBER 30:
--------------------------------
2004........................................................  $ 9,690
2005........................................................    1,400
2006........................................................    3,110
                                                              -------
     Total..................................................  $14,200
                                                              =======

     As a result of the slowdown experienced during fiscal 2003 and 2002, the Company identified certain purchase commitments for products that have been discontinued. The Company has recorded losses during the years ended September 30, 2003 and September 30, 2002 totaling $1,100 and $150, respectively, related to these commitments.

 LITIGATION

     In March 2002, the Company learned that the staff of the Securities and Exchange Commission had commenced a formal investigation into the statements that preceded, and the accounting practices that led to, the Company's May 2001 restatement of its financial results for fiscal year 2000 and for the first quarter of fiscal 2001. The Company is cooperating in the investigation.

     A number of purported securities class actions were filed beginning on or about June 11, 2001, against the Company, Pat V. Costa, its Chief Executive Officer, and Frank Edwards, its former Chief Financial Officer, in the Federal District Court for the District of Massachusetts. The action was consolidated as In Re Robotic Vision Systems, Inc. Securities Litigation, Master File No. 01-CV-10876 (RGS). This matter was settled on July 21, 2003. The settlement amount was paid by the Company's directors and officers liability insurance policy.

     In February 2003, four of the former shareholders of Auto Image ID, Inc. filed an action in the United States District Court for the Eastern District of Pennsylvania, C. A. No. 03-841, seeking payments of approximately $2,000 of amounts allegedly owed under promissory notes issued to them by the Company in connection with the Company's purchase of Auto Image ID, Inc. in January 2001. The parties to this action have agreed to settle the matter. The plaintiffs agreed to forbear in acting to collect on the promissory notes until May 1, 2004 or the earlier occurrence of certain events and the Company agreed to issue to the plaintiffs warrants to purchase 64 shares of our common stock. The parties filed a stipulation of dismissal on July 7, 2003.

     In addition, the Company is presently involved in other litigation matters in the normal course of business. Based upon discussion with the Company's legal counsel, management does not expect that these matters will have a material adverse impact on its consolidated financial statements.

11.  STOCKHOLDERS' EQUITY

     Reverse Stock Split -- Effective November 26, 2003, the Company effected a one-for-five reverse stock split of its common stock. All information in the consolidated financial statements related to common shares, share prices, per share amounts, stock option plans and stock warrants have been restated retroactively for the reverse stock split, unless otherwise noted.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     Warrants Outstanding -- As of September 30, 2003, there were outstanding warrants to purchase the Company's common stock as described below:

                                                                                 APPROXIMATE
                                                   NUMBER                        PROCEEDS ON
DATE ISSUED                                       OF SHARES   EXERCISE PRICE      EXERCISE
-----------                                       ---------   --------------     -----------
February 1999(a)................................       29      $      19.80        $   574
April 1999(b)...................................       65      $      19.80          1,287
July 1999(c)....................................      182      $      20.10          3,658
July 1999(d)....................................       14      $      25.00            350
January 2001(e).................................        6      $     242.85          1,457
January 2002(f).................................       32      $       5.70            182
February 2002(g)................................        6      $       6.70             40
May 2002(h).....................................      627      $7.30 - 7.50          4,702
December 2002(i)................................       60      $       3.15            189
July 2003(j)....................................       30      $       0.05              2
September 2003(k)...............................       64      $       3.60            230
September 2003(l)...............................    1,040      $       3.05          3,172
                                                    -----                          -------
                                                    2,155                          $15,843
                                                    =====                          =======

In addition to the above warrants outstanding on September 30, 2003, as more fully disclosed in Note 8, the Company issued warrants to purchase 2,200 shares of its common stock in connection with its debt refinancing.
---------------

(a) In connection with a private placement of its equity, the Company issued 5-year incentive common stock purchase warrants at an exercise price of $19.80 per share.

(b) In conjunction with the sale of common stock, the Company issued 5-year incentive warrants at an exercise price of $19.80 per share, subject to anti-dilution adjustments. The incentive warrants are exercisable, beginning in October 2000.

(c) The Company sold warrants to purchase 618 shares of the Company's common stock at an exercise price of $20.10 per share for proceeds of $4,250, in a private placement.

(d) Warrants issued to placement agent in connection with the sale of warrants and common stock with an exercise price of $25.00 per share.

(e)  Warrants assumed from the acquisition of Auto Image ID.

(f) In connection with the deferral of note payments, the Company issued 5 year common stock warrants at an exercise price of $5.70 per share.

(g) The Company issued 5 year common stock warrants to a consultant for services rendered at an exercise price of $6.70 per share.

(h) In connection with a private placement of its equity, the Company issued warrants to purchase up to 400 shares on or before June 30, 2002, which was then extended to August 31, 2002 at $7.30 per share. The Company also issued warrants to purchase up to 514 shares at $7.50 per share on or before May 1, 2005. The private placement also included warrants issued to the placement agent to purchase up to 113 shares of common stock at $7.50 per share on or before May 1, 2005.

(i) The Company issued warrants in connection with the issuance of a convertible note.

(j)  Warrants issued to consultant in settlement of fees.

(k)  Warrants issued in exchange for forbearance on promissory notes.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

(l) The Company issued warrants to purchase up to 1,000 shares of common stock at $3.05 per share in connection with a private placement of equity. The private placement also included warrants issued to the placement agent to purchase up to 40 shares of common stock at $2.50 per share.

     Private Placement -- On September 26, 2003, the Company closed a private placement, raising $5,000 in gross proceeds, approximately $4,800 of which was received by September 30, 2003 and the balance in early October 2003. In December 2003, the lead investor exercised an option to invest an additional $1,000 on the same terms and conditions as the original funding, including warrants to purchase up to 200 shares of common stock, increasing the total gross proceeds to $6,000. A total of 2,400 shares of common stock were sold in the private placement at $2.50 per share. The private placement also included warrants to purchase up to 1,200 shares at $3.05 per share on or before September 26, 2008. Warrants were also issued to the placement agent, to purchase up to 40 shares of common stock at $2.50 per share on or before September 26, 2007. All of such warrants may be exercised six months after September 26, 2003. Additionally, the Company is required to file a registration statement within 60 days of the closing date, and to cause such registration statement to become effective within 120 days after the closing date or pay to each investor 1% of the purchase price paid by such investor , as liquidated damages for each of the next two months and 2% per month thereafter. The Company intends to register the shares sold in this offering and the shares underlying the warrant as promptly as practicable. The fair value of the warrants (determined using Black-Scholes pricing model: volatility of 185% and risk-free interest rate of 2.95%), totaling approximately $2,941 was credited to additional paid-in capital.

     Private Placement -- On May 2, 2002, the Company completed a private placement, which raised approximately $13,591, net of offering expenses. A total of 2,100 shares of common stock were sold at $7.30 per share. The placement also included warrants to purchase up to 400 shares at $7.30 per share on or before June 30, 2002 (the "60-day Warrants"), and warrants to purchase up to 500 shares at $7.50 per share on or before May 1, 2005 (the "3-year Warrants"). On June 27, 2002, the 60-day Warrants were modified to expire on August 30, 2002 and all such warrants expired without exercise on that date. The private placement also included warrants issued to the placement agent (the "Placement Warrants"), to purchase up to approximately 120 shares of common stock at $7.50 per share on or before May 1, 2005. The Company may call the $7.50 warrants, effectively forcing conversion, if the price of the Company's common stock trades above $11.75 per share for twenty consecutive trading days at any time prior to the warrants' expiration. The fair value of the 60-day Warrants (determined using Black-Scholes pricing model: volatility of 107% and risk-free interest rate of 2.49%), totaling approximately $525, the 3-year Warrants, totaling approximately $1,400, and the Placement Warrants, totaling approximately $305, was credited to additional paid-in capital.

     Warrants for Payment Deferral -- On January 3, 2002, a payment of $1,855 under a note issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company has reached an agreement with other former stockholders to pay the sums originally due on January 3, 2002 in three equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants with an exercise price of $5.70 per share. The fair value of these warrants (determined using Black-Scholes pricing model: volatility of 107% and risk-free interest rate of 2.49%), totaling approximately $137, was credited to additional paid in capital.

     Prepaid and Incentive Warrants -- On February 23, 1999, the Company completed a private placement of its equity securities consisting of 5-year prepaid common stock purchase warrants ("prepaid warrants") with a stated value of $11,000 and 5-year incentive common stock purchase warrants ("incentive warrants") to purchase 119 shares of the Company's common stock upon payment of an exercise price of $19.80 per share. These securities were sold to four institutional investors. At the closing, the Company received gross proceeds of $11,000 from the issuance of the prepaid warrants and incentive warrants, and net proceeds of $9,763 after placement agent fees and other expenses of the transaction. The Company also issued to the

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES placement agent 5-year incentive warrants to purchase 126 shares of common stock at an exercise price of $19.80 per share. The market price of the Company's common stock on the placement closing date was $15.15 per share.

     Each prepaid warrant was exercisable at the lower of $19.80 per share or 95% of the average of the three lowest closing bid prices of the Company's common stock during the 20-day trading period ending on the date of notice of exercise. The prepaid warrants included an annual premium of 7% per annum, payable in cash or, at the Company's option, in shares of the Company's common stock. During the years ended September 30, 2003, 2002 and 2001, the warrant premium accrued was $0, $0 and $1,712, respectively, of which the Company paid $0, $2,442, and $217, respectively, in cash and the remainder in shares of common stock. During the years ended September 30, 2003, 2002 and 2001, 0, 2,871 and 136 shares were issued upon exercise of prepaid warrants at average exercise prices of $0.00, $4.10, $8.55, respectively. At September 30, 2003 and 2002, there were no prepaid warrants outstanding.

     Stock Option Plans -- The Company has several stock option plans which provide for the granting of options to employees or directors at prices and terms as determined by the Board of Directors' Stock Option Committee. Such options generally vest over a period of one to five years. Generally, options issued by the Company to date have exercise prices equal to or greater than the fair market value of the Company's common stock at the date of grant.

     The following table sets forth summarized information concerning the Company's stock options:

                                                                  NUMBER       EXERCISE PRICE
                                                                OF SHARES          RANGE
                                                              --------------   --------------
                                                              (IN THOUSANDS)
Options outstanding for shares of common stock at October 1,
  2000......................................................        746        $ 5.00 - 96.90
  Granted...................................................        341          5.35 - 28.15
  Canceled or expired.......................................       (171)         9.05 - 91.25
  Exercised.................................................         (1)        10.00 - 20.65
                                                                  -----
Options outstanding for shares of common stock at September
  30, 2001..................................................        915          5.00 - 96.90
  Granted...................................................        243          2.35 - 20.65
  Canceled or expired.......................................       (353)         3.60 - 91.25
                                                                  -----
Options outstanding for shares of common stock at September
  30, 2002..................................................        805          2.35 - 96.90
  Granted...................................................      1,357          0.65 -  4.00
  Exercised.................................................         --
  Canceled or expired.......................................       (414)         1.80 - 90.00
                                                                  -----
Options outstanding for shares of common stock at September
  30, 2003..................................................      1,748          0.65 - 96.90
                                                                  =====
Options exercisable at:
  September 30, 2003........................................        419
                                                                  =====
  September 30, 2002........................................        441
                                                                  =====
  September 30, 2001........................................        424
                                                                  =====
Shares available for future grant at September 30, 2003.....        246
                                                                  =====

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     Weighted average option exercise price information for the fiscal years ended September 30, 2003, 2002 and 2001 was as follows:

                                                              2003     2002     2001
                                                             ------   ------   ------
Outstanding at beginning of year...........................  $19.10   $23.05   $27.40
Granted during the year....................................    1.80     6.25    15.00
Exercised during the year..................................    1.80       --    14.90
Canceled, terminated and expired...........................   13.10    20.55    27.45
Outstanding at end of year.................................    6.48    19.10    23.05
Exercisable at year end....................................   18.23    23.65    25.30

                            AS OF SEPTEMBER 30, 2003

                                            OUTSTANDING OPTIONS                      EXERCISABLE OPTIONS
                               ----------------------------------------------   ------------------------------
RANGE OF                                          REMAINING       WEIGHTED                         WEIGHTED
EXERCISE PRICES                    SHARES       LIFE IN YEARS   AVERAGE PRICE       SHARES       AVERAGE PRICE
---------------                --------------   -------------   -------------   --------------   -------------
                               (IN THOUSANDS)                                   (IN THOUSANDS)
$ 0.65 - $ 0.65..............          4            5.49           $ 0.65             --                --
$ 1.15 - $ 1.80..............      1,154            5.51           $ 1.79             --                --
$ 1.90 - $12.50..............        356            3.36           $ 7.48            231            $ 9.20
$13.60 - $90.00..............        225            2.59           $25.53            179            $25.90
$96.90 - $96.90..............          9            2.66           $96.90              9            $96.90
                                   -----            ----           ------            ---            ------
$ 0.65 - $96.90..............      1,748            4.68           $ 6.48            419            $18.23
                                   =====            ====           ======            ===            ======

     The weighted average fair value of the options granted during fiscal 2003, 2002 and 2001 is estimated at $1.80, $6.25 and $15.00 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for fiscal 2003, 2002 and 2001, respectively: volatility of 182%, 107% and 107%, risk-free interest rate of 2.38%, 2.49% and 3.90%, and an expected life of five years in fiscal 2003, 2002 and 2001, respectively.

     Debt Exchanged for Common Stock -- During the fiscal year ended September 30, 2003, the Company issued approximately 440 shares of its common stock to certain suppliers in exchange for the cancellation of approximately $2,800 of trade indebtedness owed to such suppliers. This debt restructuring also included the cancellation of certain purchase order commitments of the Company's totaling approximately $2,800. The Company has reported a gain from debt restructure of $1,492 in other gains for the fiscal year ended September 30, 2003.

2002 OPTION PLAN

     On November 13, 2002, the Board of Directors of the Company (the "Board") approved the Robotic Vision Systems, Inc. 2002 Stock Plan (the "2002 Plan"). The 2002 Plan allows for the grant of Non-Qualified Options at any time from November 13, 2002 to June 30, 2003 to key employees or individuals who render services to the Company. The aggregate number of shares for which options may be granted under this Plan is 400. Each option under the Plan is fully exercisable upon grant or in installments as specified by the Compensation Committee or the Board of Directors.

2003 OPTION PLAN

     On July 1, 2003, the Board of Directors of the Company approved the Robotic Vision Systems, Inc. 2003 Stock Plan (the "Plan"). The Plan allows for the grant of Non-Qualified Options to employees or individuals

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES who render services to the Company. The aggregate number of shares for which options may be granted under this Plan is 700. Options to purchase 698 shares have been granted as of September 30, 2003. Each option under the Plan is fully exercisable upon grant or in installments as specified by the Compensation Committee or the Board of Directors.

12.  CUSTOMERS, GEOGRAPHIC AND SEGMENT INFORMATION

  MAJOR CUSTOMERS AND CREDIT CONCENTRATIONS

     During fiscal 2003 no customer accounted for more than 10% of total revenues. In fiscal 2002 and fiscal 2001, revenues from one customer represented 10% of total revenues at September 30, 2002 and September 30, 2001.

  GEOGRAPHIC OPERATIONS

     Operations by geographic area are summarized as follows:

                                                    UNITED
                                                    STATES    EUROPE    ELIMINATIONS   CONSOLIDATED
                                                   --------   -------   ------------   ------------
FISCAL YEAR ENDED SEPTEMBER 30, 2003
Revenues from unaffiliated customers.............  $ 41,755   $ 1,645     $    --        $ 43,400
Transfers between geographic areas...............     1,026        --      (1,026)             --
                                                   --------   -------     -------        --------
     Total revenues..............................    42,781     1,645      (1,026)         43,400
                                                   ========   =======     =======        ========
Income (loss) before income tax provision........   (29,556)     (548)         --         (30,104)
                                                   ========   =======     =======        ========
Identifiable assets..............................    33,919       429        (355)         33,993
                                                   ========   =======     =======        ========
FISCAL YEAR ENDED SEPTEMBER 30, 2002
Revenues from unaffiliated customers.............  $ 57,363   $ 1,880     $    --        $ 59,243
Transfers between geographic areas...............     1,095        --      (1,095)             --
                                                   --------   -------     -------        --------
     Total revenues..............................    58,458     1,880      (1,095)         59,243
                                                   ========   =======     =======        ========
Income (loss) before income tax provision........   (41,066)     (708)         --         (41,774)
                                                   ========   =======     =======        ========
Identifiable assets..............................    56,427       817        (355)         56,889
                                                   ========   =======     =======        ========
FISCAL YEAR ENDED SEPTEMBER 30, 2001
Revenues from unaffiliated customers.............  $103,322   $ 4,523     $    --        $107,845
Transfers between geographic areas...............     2,424        --      (2,424)             --
                                                   --------   -------     -------        --------
     Total revenues..............................   105,746     4,523      (2,424)        107,845
                                                   ========   =======     =======        ========
Income (loss) before income tax provision........   (80,253)   (4,153)         --         (84,406)
                                                   ========   =======     =======        ========
Identifiable assets..............................    86,056     2,246        (355)         87,947
                                                   ========   =======     =======        ========

     Total revenues from customers outside the U.S. were $25,838, $32,532 and $65,640 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     Export sales from the Company's U.S. divisions to unaffiliated customers, which are generally denominated in U.S. dollars, for the fiscal years ended September 30, 2003, 2002 and 2001 were as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Europe..................................................  $ 6,583   $ 4,009   $ 3,080
Asia/Pacific Rim........................................   17,549    26,402    55,351
Other...................................................       61       241     2,686
                                                          -------   -------   -------
     Total..............................................  $24,193   $30,652   $61,117
                                                          =======   =======   =======

  SEGMENT INFORMATION

     The Company's chief operating decision-maker is its Chief Executive Officer. The Company operates in two reportable segments serving the machine vision industry. The Company has determined segments primarily based on the nature of the products offered by the Semiconductor Equipment Group and the Acuity CiMatrix division. The Semiconductor Equipment Group is comprised of the Electronics subdivision, including Abante Automation, supplies inspection equipment to the semiconductor industry; the Systemation subdivision offers tape and reel component processing systems designed to handle and inspect chip scale packages ("CSP") and ball grid array ("BGA") packages; and the Vanguard subdivision is a supplier of BGA and CSP equipment for the semiconductor and connection industries. The Acuity CiMatrix division designs, manufactures and markets 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation.

     The accounting policies of each segment are the same as those described in
Note 2. Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were approximately $71, $200 and $965 for fiscal 2003, 2002 and 2001, respectively. All intercompany profits are eliminated in consolidation. Other income (loss) is comprised of unallocated corporate general and administrative expenses. Other assets are comprised primarily of unallocated corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments. All intercompany transactions have been eliminated.

                                                         2003       2002       2001
                                                       --------   --------   --------
REVENUES:
Semiconductor Equipment..............................  $ 25,430   $ 34,162   $ 71,840
Acuity CiMatrix......................................    17,970     25,081     36,005
                                                       --------   --------   --------
     Total revenues..................................  $ 43,400   $ 59,243   $107,845
                                                       ========   ========   ========
LOSS FROM OPERATIONS
Semiconductor Equipment..............................  $(15,933)  $(31,242)  $(44,302)
Acuity CiMatrix......................................    (5,512)      (910)   (30,055)
Other................................................   (10,043)    (8,387)    (8,869)
                                                       --------   --------   --------
     Total income (loss) from operations.............  $(31,488)  $(40,539)  $(83,226)
                                                       ========   ========   ========

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                                                         2003       2002       2001
                                                       --------   --------   --------
DEPRECIATION AND AMORTIZATION
Semiconductor Equipment..............................  $  3,856   $  7,087   $  9,317
Acuity CiMatrix......................................     2,339      3,012      5,008
Other................................................       146        190        558
                                                       --------   --------   --------
     Total depreciation and amortization.............  $  6,341   $ 10,289   $ 14,883
                                                       ========   ========   ========
TOTAL ASSETS
Semiconductor Equipment..............................  $ 20,913   $ 38,475   $ 54,947
Acuity CiMatrix......................................    12,015     17,532     29,100
Other................................................     1,065        882      3,900
                                                       --------   --------   --------
     Total assets....................................  $ 33,993   $ 56,889   $ 87,947
                                                       ========   ========   ========
EXPENDITURES FOR PLANT AND EQUIPMENT, NET
Semiconductor Equipment..............................  $    360   $    518   $  1,431
Acuity CiMatrix......................................        32        226        636
Other................................................        --         48        218
                                                       --------   --------   --------
     Total expenditures for plant and equipment,
       net...........................................  $    392   $    792   $  2,285
                                                       ========   ========   ========
CAPITALIZED AMOUNTS OF SOFTWARE DEVELOPMENT COSTS
Semiconductor Equipment..............................  $    648   $    913   $  2,370
Acuity CiMatrix......................................       549        496      1,039
                                                       --------   --------   --------
     Total capitalized amounts of software
       development costs.............................  $  1,197   $  1,409   $  3,409
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

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

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

14.  EARNINGS PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of shares outstanding during each period. Diluted net income per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES anti-dilutive. The calculations for earnings per share for the three years ended September 30, 2003, 2002 and 2001 are as follows:

                                                        2003       2002       2001
                                                      --------   --------   ---------
BASIC AND DILUTED EPS
Loss before cumulative effect of accounting
  change............................................  $(30,104)  $(41,774)  $ (93,626)
Premium on warrants.................................        --       (214)       (704)
                                                      --------   --------   ---------
Loss before cumulative effect -- diluted
  numerator.........................................   (30,104)   (41,988)    (94,330)
Cumulative effect of accounting change -- basic
  numerator.........................................        --         --     (10,747)
                                                      --------   --------   ---------
Net loss -- numerator...............................  $(30,104)  $(41,988)  $(105,077)
                                                      --------   --------   ---------
Weighted average number of common shares --
  denominator.......................................    12,337     10,019       7,137
                                                      --------   --------   ---------
Per Share:
Loss before cumulative effect of accounting
  change............................................  $  (2.44)  $  (4.19)  $  (13.22)
                                                      --------   --------   ---------
Cumulative effect of accounting change..............  $     --   $     --   $   (1.50)
                                                      --------   --------   ---------
Net loss............................................  $  (2.44)  $  (4.19)  $  (14.72)
                                                      --------   --------   ---------

     Reverse Stock Split -- Effective November 26, 2003, the Company effected a one-for-five reverse stock split of its common stock. All information in the consolidated financial statements related to common shares, share prices, per share amounts, stock option plans and stock warrants have been restated retroactively for the reverse stock split, unless otherwise noted.

     For the years ended September 30, 2003, 2002 and 2001, the Company had potential common shares, representing outstanding stock options and warrants, excluded from the earnings per shares calculation of 2,800, 2,304, and 2,389 respectively, as they were considered anti-dilutive.

15.  RESTRUCTURING AND IMPAIRMENTS

     In February 2003, the Company closed its New Berlin, Wisconsin and Tucson, Arizona facilities, and consolidated these SEG operations into its Hauppauge, New York facility. This restructuring included costs related to the closing of these facilities, writing off tangible and intangible assets and a reduction of approximately 50 employees. The charge for this restructuring totaling $3,529 was comprised of facility exit costs of $2,486, property plant and equipment write-offs of $427, severance charges of $228, and other asset write-offs of $388. As of September 30, 2003, the Company had substantially reached an agreement pertaining to its lease for the New Berlin, Wisconsin facility and on October 31, 2003, the Company reached a settlement. In exchange for the release of all past and future obligations, the Company issued the landlord a $1,000 note payable in 36 equal payments of approximately $31 each. The note reflects an effective interest rate of approximately 8.7%. The note is payable in full upon the occurrence of certain events, including the sale of SEG. In addition to the note, the Company issued a three-year warrant to purchase 20 shares of common stock at an exercise price of $0.05 per share. The Company determined the fair value of the warrant of approximately $65 using the Black-Scholes valuation model with the following assumptions: volatility of 185% and risk-free interest rate of 2.28%. The effect of this settlement was to reduce the facility exit costs recorded in February 2003 of $2,486 by approximately $1,100, resulting in a facility exit cost charge of approximately $1,400 for the fiscal year ended September 30, 2003.

     Also during the nine month period ended June 30, 2003, the Company took additional steps in order to reduce its costs, including a reduction of approximately 25 employees at its Hauppauge, NY and Canton, MA facilities, resulting in severance costs of approximately $180.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     In November 2002, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with the Company and continuing through the sale of SEG. The current cash value of the award is approximately $720. The Company is accruing these agreements over the expected service period, which has been based upon the estimated timing of the sale of SEG. The Company accrued approximately $600 as of September 30, 2003.

     During the quarter ended September 30, 2003, the Company incurred costs related to the closing of a foreign office, totaling approximately $119. In connection with this closing, employee severance costs relating to two employees were recorded in addition to facility exit costs.

     Impairments -- In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company conducts a periodic assessment, annually or more frequently, if impairment indicators exist on the carrying value of our goodwill. The assessment is based on estimates of future income from the reporting units and estimates of the market value of the units. These estimates of future income are based upon historical results, adjusted to reflect the Company's best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. In addition, the estimated future market value for the Company's reporting units is based on management's judgment.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of long-lived assets when circumstances indicate that they should be reevaluated, based upon the expected future operating cash flows of its business. These future cash flow estimates are based on historical results, adjusted to reflect the Company's best estimate of future markets and operating conditions, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates, and accordingly, could result in additional impairment of long-lived assets.

     During the year ended September 30, 2003, the Company recorded charges related to the impairment of certain long-lived assets and intangible assets, which totaled $564.

     A summary of the 2003 remaining restructuring costs is as follows:

                                    LIABILITY AT     CHARGES      CASH     NON-CASH   LIABILITY AT
                                    SEPTEMBER 30,   IN FISCAL   AMOUNTS    AMOUNTS    SEPTEMBER 30,
                                        2002          2003      INCURRED   INCURRED       2003
                                    -------------   ---------   --------   --------   -------------
RESTRUCTURING
Severance payments to employees...      $ 98         $  467       $519      $   --       $   46
Exit costs from facilities........        77          1,443        204          --        1,316
Write-off of other tangible and
  intangible assets...............        --            815         --         815           --
Retention agreements..............        --            600         --          --          600
                                        ----         ------       ----      ------       ------
Subtotal restructuring............       175          3,325        723         815        1,962
IMPAIRMENTS
Goodwill..........................        --            564         --         564           --
                                        ----         ------       ----      ------       ------
Total Restructuring and
  Impairments.....................      $175         $3,889       $723      $1,379       $1,962
                                        ====         ======       ====      ======       ======

     Restructuring Fiscal 2002 -- The Company experienced a decline in orders and revenues during fiscal 2002. Management's response was to develop and implement headcount reduction plans designed to reduce costs and expenses. As the downturn in the economy worsened, management reviewed its operational plan and made further headcount reductions. During the quarters ended December 31, 2001, March 31, 2002 and June 30, 2002, management made decisions to terminate employees in response to lower revenues. In addition to headcount reductions, the Company incurred costs related to the closing of a foreign office. Certain tangible

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES and intangible assets were also abandoned in connection with the restructuring efforts. Restructuring charges, totaling approximately $1,688 after reversals, were recorded during fiscal 2002. The charges can be summarized as follows:

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

     All accrued charges remaining at September 30, 2002 were paid within the Company's fiscal year ending September 30, 2003.

     Impairments Fiscal 2002 -- Because of the continued decline in revenues in 2002, the Company reviewed its long-lived assets, including capitalized software, purchased technologies and goodwill for impairment. To evaluate and measure the impairment of capitalized software the Company considered the estimated future gross revenues reduced by estimated future costs, including costs of performing maintenance and customer support. To evaluate the impairment of purchased technologies and goodwill, the Company compared the carrying amount to estimated undiscounted net future cash flows. If an impairment was indicated, the amount was measured as the excess of the carrying amount over the fair market value of the asset, which the Company generally estimated using a discounted cash flow model. As a result of this review, the Company recorded in fiscal 2002 impairment charges relating to capitalized software, goodwill and other intangible assets totaling $260, $2,296, and $2,000, respectively.

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

     A summary of these restructuring costs and impairment charges during fiscal 2002 is as follows:

                          LIABILITY AT                               CASH     NON-CASH   LIABILITY AT
                          SEPTEMBER 30,   CHARGES IN    AMOUNTS    AMOUNTS    AMOUNTS    SEPTEMBER 30,
                              2001        FISCAL 2002   REVERSED   INCURRED   INCURRED       2002
                          -------------   -----------   --------   --------   --------   -------------
RESTRUCTURING
Severance payments to
  employees.............     $  917         $1,730        $346      $2,148     $   55        $ 98
Exit costs from
  facilities............        360             45          79         249         --          77
Write-off of other
  tangible and
  intangible assets.....         --            338          --          --        338          --
                             ------         ------        ----      ------     ------        ----
Subtotal
  restructuring.........      1,277          2,113         425       2,397        393         175
                             ------         ------        ----      ------     ------        ----
IMPAIRMENTS
Capitalized Software....         --            260          --          --        260          --
Other intangible
  assets................         --          2,000          --          --      2,000          --
Goodwill................         --          2,296          --          --      2,296          --
                             ------         ------        ----      ------     ------        ----
Subtotal impairments....         --          4,556          --          --      4,556          --
                             ------         ------        ----      ------     ------        ----
Total...................     $1,277         $6,669        $425      $2,397     $4,949        $175
                             ======         ======        ====      ======     ======        ====

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2003 AND 2002:

                                                                 2003
                                                --------------------------------------
                                                 FIRST     SECOND     THIRD    FOURTH
                                                QUARTER   QUARTER    QUARTER   QUARTER
                                                -------   --------   -------   -------
Revenues......................................  $10,388   $  9,387   $10,125   $13,500
Gross profit..................................    3,109        505     4,089     5,406
Severance and other charges...................      200      3,971       140      (422)
Net loss......................................   (8,534)   (14,832)   (3,252)   (3,486)
Net loss per share -- basic and diluted.......    (0.70)     (1.21)    (0.26)    (0.27)

                                                                 2002
                                                --------------------------------------
                                                 FIRST    SECOND     THIRD     FOURTH
                                                QUARTER   QUARTER   QUARTER   QUARTER
                                                -------   -------   -------   --------
Revenues......................................  $14,965   $14,043   $15,348   $ 14,887
Gross profit..................................    4,635     5,386     4,913       (659)
Severance and other charges...................      165       211     1,225      4,643
Net loss......................................   (3,439)   (8,718)   (9,992)   (19,625)
Net loss per share -- basic and diluted.......    (0.47)    (0.97)    (0.89)     (1.62)

17.  WARRANTY COSTS

     We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be

                 ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES required. We recorded warranty provisions totaling $158, $777 and $1,990 during the fiscal years ended September 30, 2003, September 30, 2002 and September 30, 2001.

18.  GOODWILL

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     In accordance with SFAS No. 142, The Company initiated a goodwill impairment assessment during the first quarter of fiscal 2003. The results of this analysis concluded that there was no impairment charge. The following table presents the fiscal year results of the Company on a comparable basis assuming goodwill is not amortized:

                                                        2003       2002       2001
                                                      --------   --------   ---------
REPORTED NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
  (SEE NOTE 14).....................................  $(30,104)  $(41,988)  $(105,077)
Goodwill amortization...............................        --        415         900
                                                      --------   --------   ---------
Adjusted net loss...................................   (30,104)   (41,573)   (104,177)
                                                      --------   --------   ---------

BASIC AND DILUTED EARNINGS PER SHARE:
Reported net loss...................................  $  (2.44)  $  (4.19)  $  (14.72)
                                                      --------   --------   ---------
Goodwill amortization...............................  $     --   $   0.04   $    0.12
                                                      --------   --------   ---------
Adjusted net loss...................................  $  (2.44)  $  (4.15)  $  (14.60)
                                                      --------   --------   ---------

19.  OTHER SUBSEQUENT EVENTS

     On October 20, 2003 the Company entered into an agreement with International Product Technology, Inc. ("IPT"), to sell IPT certain assets of its Systemation Business, primarily consisting of inventory and intellectual property. Under the terms of this agreement, the Company sold IPT certain assets and received $40 in cash and a promissory note for the principal amount of approximately $3,629.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                          COLUMN A     COLUMN B     COLUMN C      COLUMN D     COLUMN E
                                         ----------   ----------   ----------   ------------   ---------
                                                                    ADDITION
                                                                   CHARGED TO
                                         BALANCE AT   CHARGED TO     OTHER                      BALANCE
                                         BEGINNING     COST AND     ACCOUNTS    DEDUCTION --   AT END OF
DESCRIPTION                              OF PERIOD     EXPENSES    DESCRIBED     DESCRIBED      PERIOD
-----------                              ----------   ----------   ----------   ------------   ---------
                                                                 (IN THOUSANDS)
Year Ended September 30, 2003:
  Allowance for doubtful accounts......   $ 1,672      $   984       $  --         $1,516(1)    $ 1,140
                                          -------      -------       -----         ------       -------
  Reserve for excess and obsolete
     inventory.........................   $24,310      $ 3,703       $  --         $8,453(1)    $19,560
                                          -------      -------       -----         ------       -------
  Reserve for sales warranties.........   $ 1,735      $   158       $  --         $1,417(1)    $   476
                                          -------      -------       -----         ------       -------
Year Ended September 30, 2002:
  Allowance for doubtful accounts......   $ 1,927      $    40       $  --         $  295(1)    $ 1,672
                                          -------      -------       -----         ------       -------
  Reserve for excess and obsolete
     inventory.........................   $21,288      $ 4,913       $  --         $1,891(1)    $24,310
                                          -------      -------       -----         ------       -------
  Reserve for sales warranties.........   $ 2,156      $   777       $  --         $1,198(1)    $ 1,735
                                          -------      -------       -----         ------       -------
Year Ended September 30, 2001:
  Allowance for doubtful accounts......   $ 1,434      $ 1,122       $  --         $  629(1)    $ 1,927
                                          -------      -------       -----         ------       -------
  Reserve for excess and obsolete
     inventory.........................   $ 7,670      $17,300       $  --         $3,682(1)    $21,288
                                          -------      -------       -----         ------       -------
  Reserve for sales warranties.........   $ 1,411      $ 1,990       $  --         $1,245(1)    $ 2,156
                                          -------      -------       -----         ------       -------

---------------

(1) Amounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Canton, Commonwealth of Massachusetts, on the day of January 13, 2004.

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

               SIGNATURE                                TITLE                        DATE
               ---------                                -----                        ----
            /s/ PAT V. COSTA                   Chairman, President and         January 13, 2004
----------------------------------------       Chief Executive Officer
              Pat V. Costa                  (Principal Executive Officer)

          /s/ JEFFREY P. LUCAS               Chief Financial Officer and       January 13, 2004
----------------------------------------              Treasurer
            Jeffrey P. Lucas                   (Principal Financial and
                                                 Accounting Officer)

            /s/ HOWARD STERN                           Director                January 13, 2004
----------------------------------------
              Howard Stern

           /s/ FRANK DIPIETRO                          Director                January 13, 2004
----------------------------------------
             Frank DiPietro

             /s/ TOMAS KOHN                            Director                January 13, 2004
----------------------------------------
               Tomas Kohn

           /s/ MARK J. LERNER                          Director                January 13, 2004
----------------------------------------
             Mark J. Lerner

          /s/ ROBERT H. WALKER                         Director                January 13, 2004
----------------------------------------
            Robert H. Walker