Form 10-Q
period 2003-12-31
ROBOTIC VISION SYSTEMS INC
filed 2004-02-17
CIK 225868

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2003       Commission File Number 0-8623

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

                                 Yes [ ] No [X]

Number of shares of common stock outstanding as of February 9, 2004: 17,326,751

Unless otherwise indicated, the information contained in this quarterly report gives effect to a one-for-five reverse split of our common stock effected on November 26, 2003.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                  (UNAUDITED)
                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                      2003             2003
                                                                  ------------     -------------
                                           ASSETS
Current Assets:
   Cash and cash equivalents                                        $      53        $     367
   Accounts receivable, net                                            10,667            9,501
   Inventories                                                          9,326           10,995
   Prepaid expenses and other current assets                            2,204            1,561
                                                                    ---------        ---------
      Total current assets                                             22,250           22,424
   Plant and equipment, net                                             2,331            2,218
   Goodwill                                                             1,333            1,333
   Software development costs, net                                      4,889            5,227
   Other assets                                                         2,622            2,791
   Note receivable                                                      2,265               --
   Deferred financing costs                                             8,107               --
                                                                    ---------        ---------
                                                                    $  43,797        $  33,993
                                                                    =========        =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility                                         $  10,571        $   4,635
  Notes payable and current portion of long-term debt                   9,492            8,835
  Accounts payable current                                              1,941            3,019
  Accounts payable past-due                                             6,278            6,546
  Accrued expenses and other current liabilities                       16,685           18,430
  Deferred gross profit                                                 1,703            1,693
                                                                    ---------        ---------
     Total current liabilities                                         46,670           43,158
  Long-term debt                                                        1,408            1,285
  Deferred gain                                                         2,185               --
                                                                    ---------        ---------
     Total liabilities                                                 50,263           44,443
  Commitments and contingencies                                            --               --
  Stockholders' Deficit:
  Common stock, $.01 par value; shares authorized 100,000 shares, issued and outstanding; December 31, 2003 - 17,292
    and September 30, 2003 - 14,724                                       173              147
  Additional paid-in capital                                          308,263          299,768
  Accumulated deficit                                                (313,557)        (308,920)
  Accumulated other comprehensive loss                                 (1,345)          (1,445)
                                                                    ---------        ---------
     Total stockholders' deficit                                       (6,466)         (10,450)
                                                                    ---------        ---------
                                                                    $  43,797        $  33,993
                                                                    =========        =========

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2003                   2002
                                                      --------               --------
Revenues                                              $ 10,337               $ 10,388
Cost of revenues                                         5,283                  7,279
                                                      --------               --------
   Gross profit                                          5,054                  3,109
                                                      --------               --------
Operating costs and expenses:
   Research and development expenses                     2,644                  3,173
   Selling, general and administrative expenses          6,381                  8,146
   Restructuring and other charges                          --                    200
                                                      --------               --------
 Loss from operations                                   (3,971)                (8,410)

   Other (losses) gains                                    (77)                   197
   Interest expense, net                                  (589)                  (321)
                                                      --------               --------
Loss before income taxes                                (4,637)                (8,534)
Provision for income taxes                                  --                     --
                                                      --------               --------
   Net loss                                           $ (4,637)              $ (8,534)
                                                      ========               ========
Loss per share
   Basic and diluted                                  $  (0.31)              $  (0.70)
                                                      ========               ========
Weighted Average Shares
   Basic and diluted                                    15,129                 12,178

                 See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
                                  (UNAUDITED)

                                                                                                   ACCUMULATED
                                                COMMON STOCK                                          OTHER
                                          ------------------------     ADDITIONAL                 COMPREHENSIVE      TOTAL
                                           NUMBER                       PAID-IN     ACCUMULATED       INCOME      STOCKHOLDERS'
                                          OF SHARES       AMOUNT        CAPITAL       DEFICIT         (LOSS)        DEFICIT
                                          ---------      ---------     ----------   -----------   -------------   -------------
                                                                              (IN THOUSANDS)
BALANCE, OCTOBER 1, 2003 .............       14,724      $     147     $ 299,768     $(308,920)     $  (1,445)     $ (10,450)
Shares issued in connection with
  the exercise of stock options
  and warrants .......................        2,202             22         7,210            --             --          7,232
Shares and warrants issued for
  professional services ..............            3             --            12            --             --             12
Shares and warrants issued in
  connection with the private
  placement of common stock ..........          400              4           961            --             --            965
Shares issued in exchange for debt....           25             --            96            --             --             96
Warrants issued ......................           --             --           216            --             --            216
Cancellation of restricted shares ....          (62)            --            --            --             --             --
Translation adjustment ...............                          --            --            --            100            100
Net loss .............................           --             --            --        (4,637)            --         (4,637)
                                          ---------      ---------     ---------     ---------      ---------      ---------
BALANCE, DECEMBER 31, 2003 ...........       17,292      $     173     $ 308,263     $(313,557)     $  (1,345)     $  (6,466)
                                          =========      =========     =========     =========      =========      =========

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               THREE MONTHS
                                                                                            ENDED DECEMBER 31,
                                                                                            ------------------
                                                                                             2003       2002
                                                                                            -------    -------
OPERATING ACTIVITIES:
Net loss                                                                                    $(4,637)   $(8,534)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                              1,293      1,788
   Non cash interest                                                                             28         --
   Loss on shares exchanged for debt                                                             77         --
   Issuance of warrants and shares in lieu of cash                                               --         21
   Bad debt provision                                                                            50        603
   Inventory provision                                                                           --        300
   Warranty provision                                                                             6         80
   Changes in operating assets and liabilities (net of effects of business acquired and assets sold)
         Accounts receivable                                                                 (1,216)     3,131
         Inventories                                                                            876      2,113
         Prepaid expenses and other current assets                                             (368)      (557)
         Other assets                                                                            (2)       240
         Accounts payable current                                                            (1,078)    (1,981)
         Accounts payable past-due                                                             (249)     2,274
         Accrued expenses and other current liabilities                                      (1,110)       (77)
         Deferred gross profit                                                                   10        240
                                                                                            -------    -------
   Net cash used in operating activities                                                     (6,320)      (359)
INVESTING ACTIVITIES:
Additions to plant and equipment, net                                                           (19)      (302)
Additions to software development costs                                                        (177)      (377)
Payments received from sale of assets                                                            68         --
                                                                                            -------    -------
   Net cash used in by investing activities                                                    (128)      (679)
                                                                                            -------    -------
FINANCING ACTIVITIES:
Issuance of convertible note                                                                     --        500
Proceeds from exercise of stock options and warrants                                             25         --
Proceeds from private placement of common stock, net of offering costs                          960         --
Loan refinancing costs                                                                         (535)        --
Net proceeds from revolving credit facility                                                   5,936      1,221
Repayment of long-term borrowings                                                              (248)      (369)
                                                                                            -------    -------
   Net cash provided by financing activities                                                  6,138      1,352
                                                                                            -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                     (4)       (71)
                                                                                            -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (314)       243
   Beginning of period                                                                          367        220
                                                                                            =======    =======
   End of period                                                                            $    53    $   463
                                                                                            =======    =======
Supplemental Cash Flow Information:
Interest paid                                                                               $   143    $   119
                                                                                            =======    =======
Taxes paid                                                                                  $    34    $    --
                                                                                            =======    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
Discount on convertible debt                                                                $    --    $    65
                                                                                            =======    =======
Trade payables exchanged with shares of common stock                                        $    19    $    --
                                                                                            =======    =======
Estimated fair value of promissory note received on sale of certain assets,
including inventory of $423 (deferred gain recorded on sale of $2,185)                      $ 2,540    $    --
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

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BUSINESS OVERVIEW AND GOING CONCERN CONSIDERATIONS

         The unaudited consolidated financial statements of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") include the consolidated balance sheet as of December 31, 2003, the consolidated statements of operations, cash flows and stockholders' deficit for the three months ended December 31, 2003 and December 31, 2002 have been prepared by the Company. In the opinion of management, all adjustments (which include mainly recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows as of December 31, 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2003. The operating results for the three months ended December 31, 2003 are not necessarily indicative of the operating results for the full fiscal year.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses for the quarter ended December 31, 2003, fiscal 2003, 2002 and 2001 amounting to $3,971, $31,488, $40,539 and $83,226, respectively, and negative cash flows from operations for the quarter ended December 31, 2003, fiscal 2003, 2002 and 2001 amounting to $6,320, $2,872, $25,905 and $12,584, respectively. Further, the Company has debt payments due which relate to acquisitions the Company has made. These conditions raise doubt about the Company's ability to continue as a going concern.

         The Company has prepared and is executing a plan to meet its financial needs. The Company has undertaken several measures during fiscal 2003 and subsequently to reduce its losses, strengthen its working capital position and provide additional liquidity. During fiscal 2003 it reduced its fixed costs significantly, reduced its operating losses and lowered its breakeven level of revenues. In November 2002, it began the process of selling the Semiconductor Equipment Group ("SEG") business. On December 4, 2002, the Company received $500 from the issuance of a convertible note. On April 11, 2003, the Company received a $1,000 settlement payment and the first one-half of a $4,000 loan from a major customer. On September 26, 2003, the Company completed a private placement of its common stock, which, along with the exercise on December 1, 2003, of an option to purchase additional shares by its lead investor, raised gross proceeds of $6,000. The proceeds as of September 30, 2003, net of offering expenses, totaled approximately $4,600. On November 26, 2003, the Company replaced its existing revolving credit facility with a new facility, which increased its maximum borrowing availability to $13,000. In December 2003, the Company informed the major customer of its desire to draw down the second tranche of the $4,000 loan. In response, the major customer stated that it will advance the second tranche loan only if the Company agrees to substantial modifications to the settlement and release agreement. The Company has not as yet determined whether it is prepared to accept such modifications.

         In November 2002, the Company adopted a formal plan to sell the SEG business. In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has (a) lowered its fixed costs and breakeven level of revenues, (b) reduced its liabilities through a series of debt-for-equity exchanges, and (c) recruited an experienced high technology executive to run the operations and oversee its eventual sale. While there can be no assurance of a successful outcome, the Company believes that given these changes in the business and the concurrent improvement in the semiconductor capital spending environment, the SEG business has the potential to generate positive cash flow from operations and return to profitability. Accordingly, the Company believes the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects what it believes is the business' inherent value. Given this change in circumstances, there exists the possibility that a disposition of the SEG business may not occur within the timeframe imposed by generally accepted accounting principles to present the SEG business as a discontinued operation in the Company's financial statements. Accordingly, beginning in the quarter ended June 30, 2003, the Company began reflecting the SEG business as a continuing operation. Therefore, the results of operations and cash flows for the period ended December 31, 2002 reflect this reclassification.

         The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down a significant portion of the Company's debt, reduce accounts payable, and provide working capital for the Company's remaining business. However, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. Because the timing and proceeds of a prospective sale of SEG is uncertain, the Company took steps during fiscal 2003 and the first quarter of fiscal 2004 to increase its working capital.

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

2. INVENTORIES

         Inventories consisted of the following:

                    DECEMBER 31, 2003      SEPTEMBER 30, 2003
                    -----------------      ------------------
Raw Materials          $   3,609               $    4,875
Work-in-Process            2,147                    1,588
Finished Goods             3,570                    4,532
                       ---------               ----------
     Total             $   9,326               $   10,995
                       =========               ==========

         Finished goods inventory includes $288 and $386 that have been placed on consignment with distributors at December 31, 2003 and September 30, 2003, respectively.

3. LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of net loss per share for the following periods are as follows:

                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                             --------------------------
                                                                2003            2002
                                                             ---------       ----------
BASIC AND DILUTED EPS
Net loss                                                     $  (4,637)      $   (8,534)
                                                             ---------       ----------
Net loss - numerator                                            (4,637)          (8,534)
Weighted average number of common shares - denominator          15,129           12,178
                                                             ---------       ----------
Net loss per share - basic and diluted                       $   (0.31)      $    (0.70)
                                                             =========       ==========

         For the three months ended December 31, 2003 and 2002, potential common shares were anti-dilutive due to the loss for the period. For the three months ended December 31, 2003 and 2002, the Company had potential common shares, representing outstanding options and warrants, excluded from the earnings per shares calculation of 1,569 and 1,426, respectively, as they were considered anti-dilutive.

4. COMPREHENSIVE LOSS

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

                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                             --------------------------
                                                               2003            2002
                                                             ---------       ----------
Net loss                                                     $  (4,637)      $   (8,534)
Effect of foreign currency translation adjustments                 100              (69)
                                                             ---------       ----------
Comprehensive loss                                           $  (4,537)      $   (8,603)
                                                             =========       ==========

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

         On November 26, 2003, the Company replaced its $10,000 revolving credit line with a $13,000 facility. The new facility has two revolving credit lines. The first of which accords the Company a maximum of $10,000 and is collateralized by certain foreign receivables and inventory with availability subject to a borrowing base formula. This line, which is guaranteed by the Export-Import Bank of the United States expires on November 30, 2005 and has a 7% interest rate. The second line is for a maximum of $3,000 and is collateralized by certain domestic receivables. Availability under this line is subject to a borrowing base formula, which, as defined in the credit agreement, includes a $1,500 overadvance feature. It expires on November 25, 2006 and has a 17% interest rate of which 5% can be capitalized at the Company's option (as defined in the agreement). The facility contains covenants pertaining to the Company's net worth and to fixed charge coverage (as defined). The Company can prepay the facility at its discretion. In the event of the sale of SEG, the Company is required to repay in full the $10,000 credit line. The $3,000 credit line continues subject to the Company meeting certain financial conditions. The facility also includes an annual commitment fee of 0.5% based on the unused portion of the facility. At December 31, 2003, the aggregate amount available under the lines was approximately $11,560, against which the Company had $10,571 of borrowings.

         In connection with the facility, the Company issued a warrant to purchase 2,200 shares of the Company's common stock at an exercise price of $0.01 per share to the lender and a warrant to purchase 60 shares of the Company's common stock at an exercise price of $0.01 per share to the placement agent. The Company recorded a deferred financing cost for the fair value of the warrants, of approximately $7,400 using the Black-Scholes valuation model with the following assumptions: volatility of 185% and risk-free interest rate of 2.48%. The deferred financing cost is being amortized and charged to interest expense over the life of the facility. The lender exercised its warrant on December 18, 2003.

         In addition, the Company incurred costs in connection with the financing of approximately $465 which are being amortized and charged to interest expense over the life of the facility. Upon the maturity or payoff of the facility the Company will also be obligated to pay $400 reflecting deferred interest and closing costs and which are being amortized and charged to interest expense over the life of the facility.

NOTES PAYABLE AND LONG-TERM DEBT:

         Notes payable and long-term debt at December 31, 2003 and September 30, 2003 consisted of the following:

                                                                                                           DEC 31      SEPT 30
                                                                                                            2003         2003
                                                                                                          --------    ---------
Subordinated note payable - 8.25%, payable in equal quarterly installments of $281, currently due         $    565    $    565
Abante note payable - 8%, currently due                                                                        900       1,000
Abante payable - non-interest bearing, discounted at 8%, payable in annual
 installments of $500, through November 2006                                                                 1,762       1,786
AIID notes payable -- prime rate (4.00% at December 31, 2003 and September 30, 2003)                         4,232       4,245
Promissory note, 10%, due April 11, 2004                                                                     2,000       2,000
9% Convertible Senior Note - due December 4, 2005                                                              458         454
Promissory note, 8.7%, due September 20, 2006                                                                  905          --
Other long-term debt                                                                                            78          70
                                                                                                          --------    --------
Total notes payable and long-term debt                                                                      10,900      10,120
Less notes payable and current portion of long-term debt                                                    (9,492)     (8,835)
                                                                                                          --------    --------
Long-term debt                                                                                            $  1,408    $  1,285
                                                                                                          ========    ========

         As of December 31, 2003, deferred financing costs totaled $8,107 and consisted of the fair value of placement agent and lender warrants of $7,138 and deferred interest, closing costs and financing costs of $969.

         The subordinated note payable to General Scanning matured in June 2003, bearing interest at the prime lending rate (4.0% at December 31, 2003) and called for quarterly payments of $281 commencing September 12, 2001. The Company did not make either the March 12, 2003 or June 12, 2003 note principal payments. The Company is currently a defendant in an action entitled GSI Lumonics Inc. v. Robotic Vision Systems, Inc., C.A. No. CV-03-4474 (E.D.N.Y.) in which the plaintiff, GSI Lumonics Inc. ("GSLI") as successor to General Scanning, alleges breach of contract and conversion, and seeks injunctive relief and unspecified damages. GSLI alleges that RVSI breached a 1998 Settlement Agreement by failing to terminate a license relating to certain lead scanning technology in March 2003. On or about January 30, 2004, the court entered an injunction against the Company enjoining it from, among other things, disclosing, licensing, selling or assigning the disputed technology. Meanwhile, RVSI has terminated the disputed license. Plaintiff has moved for summary judgment on its breach of contract claim, and RVSI has moved to dismiss the case as moot and for failure to state a claim.

         On November 21, 2001, the $1,500 note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, the Company agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $500 through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $500. Pursuant to an oral agreement with the former principals of Abante, the Company paid on November 21, 2001 the interest, $250 of note principal and approximately $112 of the first annual installment. The balance of the sums originally due on November 21, 2001, were rescheduled for payment in installments through the first quarter of fiscal 2003. The Company continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250 of note principal and approximately $150 of the first annual installment on February 21, 2002, and paying approximately $238 of the first annual installment on May 21, 2002. The Company did not make either the November 2002 note principal payment of $1,000 or a significant portion of the November 2002 annual installment payment of $500. In addition, the Company did not make a significant portion of the November 2003 annual installment payment of $500. On December 19, 2003, the Company entered into a settlement agreement with the former principals of Abante who agreed to forbear from taking action against the Company for fifteen months. Pursuant to this agreement, the Company paid $300 in January 2004, agreed to make additional monthly payments of at least $35, and agreed to pay the remaining balance due upon the sale of SEG, subject to certain conditions. During the three months ended December 31, 2003, the Company also made two principal payments of $50 each. As of December 31, 2003, the remaining outstanding balances on the note payable and post-closing installment payments were $900 and $1,762, respectively.

         On January 3, 2002, a payment of $1,855 under notes issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002, in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants to purchase 183 shares of its common stock with an exercise price of $5.70 per share. The fair value of these warrants (determined using Black-Scholes pricing model), totaling approximately $137, was charged to operations through January 2003. In accordance with the agreement with the other former stockholders, the Company made note principal and interest payments on April 1, 2002 of approximately $516 and $31, respectively, and note principal and interest payments on August 1, 2002 of $536 and $29, respectively. The Company did not make the December 2002 and January 2003 installment payments due of $535 and $1,855, respectively, and is therefore in default. Seven of the former shareholders filed lawsuits against the Company seeking payment of all amounts currently past due. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. On October 29, 2003, additional noteholders agreed to forbear from taking action until May 1, 2004. The Company agreed to issue these noteholders warrants to purchase 59 shares of its common stock at exercise prices ranging from $2.50 per share to $3.60 per share and paid these noteholders the outstanding interest that had accrued through June 1, 2003. The balance of the notes of $1,855 became due on January 3, 2004 and was not paid by the Company.

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

         On April 11, 2003, the Company entered into a settlement and release agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1,000 to the Company. On the same date, the Company entered into a loan agreement with this customer which afforded the Company the right to borrow an aggregate of $4,000, in two equal tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time the Company delivered to the major customer a secured promissory note in the amount of $2,000 with a maturity date of April 11, 2004, bearing an interest rate of 10%. The second closing for the delivery of a separate promissory note is subject to additional terms and conditions. In December 2003, the Company informed the major customer of its desire to draw down the second tranche of the loan. In response, the major customer stated that it will advance the second tranche loan only if the Company agrees to substantial modifications to the settlement and release agreement. The Company has not as yet determined whether it is prepared to accept such modifications.

         On October 31, 2003, the Company reached a settlement with the landlord of its New Berlin, Wisconsin facility at which it had ceased operations in February 2003. In exchange for the release of all past and future obligations, the Company issued the landlord a $1,000 note payable in 36 equal payments of approximately $31 each. The note reflects an effective interest rate of approximately 8.7%. The note is payable in full upon the occurrence of certain events, including the sale of SEG. In addition to the note, the Company issued a three-year warrant to purchase 20 shares of common stock at an exercise price of $0.05 per share. The Company determined the fair value of the warrant of approximately $65 using the Black-Scholes valuation model with the following assumptions: volatility of 185% and risk-free interest rate of 2.28%.

         As of February 6, 2004, the Company was in default on an aggregate of $4,301 of its borrowings.

         Principal maturities of notes payable and long-term debt as of December 31, 2003 are as follows:

 2005             $    9,492
 2006                  1,408
                  ----------
Total             $   10,900
                  ==========

6. RESTRUCTURING CHARGES

         During the three month periods ended December 31, 2003 and 2002, the Company recorded restructuring charges of $0 and $200, respectively. During the three month period ended December 31, 2002, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with the Company and continuing through the sale of SEG. The current cash value of the award is approximately $720. The Company is accruing these agreements over the expected service period, which has been based upon the estimated timing of the sale of SEG. The Company accrued approximately $200 as of December 31, 2002.

         A summary of the remaining restructuring costs as of December 31, 2003 is as follows:

                                         LIABILITY AT                  CASH       NON-CASH     LIABILITY AT
                                           SEPT. 30,      AMOUNTS     AMOUNTS     AMOUNTS      DECEMBER 31,
                                             2003         ACCRUED     INCURRED    INCURRED         2003
                                         ------------     -------     --------    --------     ------------
Severance payments to employees             $   46        $   --       $   29      $    --       $    17
Exit costs from facilities                   1,316            --           10        1,000           306
Retention agreements                           600            --           --           --           600
                                            ------        ------       ------      -------       -------
          Total                             $1,962        $   --       $   39      $ 1,000       $   923
                                            ======        ======       ======      =======       =======

7. WARRANTY COSTS

         We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $6 and $80 during the three months ended December 31, 2003 and December 31, 2002, respectively.

8. SALE OF CERTAIN ASSETS

         On October 20, 2003 the Company entered into an agreement to sell certain assets of its Systemation Business consisting primarily of inventory and intellectual property. Under the terms of the sale agreement, the Company received $40 in cash and a promissory note for the nominal amount of approximately $3,600. The note is repayable in increasing periodic payments through November 15, 2008. The Company has reflected the note at its estimated fair value of approximately $2,600 at an estimated effective interest rate of 18%. The Company made certain assumptions in valuing the promissory note, including existing market conditions, marketability of the note, and other market variables affecting the realization of the note during the long period involved. The Company has concluded that collection of the note cannot be reasonably assured, on the basis that the buyer is a new entity with limited financial history upon which to make a determination. Henceforth, the Company has also deferred the gain on this sale of approximately $2,200, which will be recognized as payments are received on the note.

9. SEGMENT INFORMATION

         The Company operates in two reportable segments serving the machine vision industry. The Company has determined its reporting segments primarily based on the nature of the products offered by the Semiconductor Equipment Group and the Acuity CiMatrix division. The Semiconductor Equipment Group, which is comprised of the Electronics subdivision, including Abante Automation, supplies inspection equipment to the semiconductor industry. The Acuity CiMatrix division designs, manufactures and markets 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation. The Company categorizes as "Other" in the table below, activities relating primarily to corporate.

         The accounting policies of each segment are the same as those described in the annual report on Form 10-K. Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were approximately $93 and $11 for the three months ended December 31, 2003 and 2002, respectively. All intercompany profits are eliminated in consolidation. Other income (loss) includes unallocated corporate general and administrative expenses. Other assets are comprised primarily of corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's reportable segments. All intercompany transactions have been eliminated.

                                                                                THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                             ------------------------
                                                                                2003           2002
                                                                             ---------      ---------
REVENUES:
Semiconductor Equipment.................................................     $   4,613      $   5,334
Acuity CiMatrix.........................................................         5,724          5,054
                                                                             ---------      ---------
          Total Revenues................................................     $  10,337      $  10,388
                                                                             =========      =========
LOSS FROM OPERATIONS:
Semiconductor Equipment.................................................     $  (1,532)     $  (4,733)
Acuity CiMatrix.........................................................            48         (1,530)
Other...................................................................        (2,487)        (2,147)
                                                                             ---------      ---------
          Total loss from operations....................................     $  (3,971)     $  (8,410)
                                                                             =========      =========
DEPRECIATION AND AMORTIZATION:
Semiconductor Equipment.................................................     $     469      $   1,080
Acuity CiMatrix.........................................................           475            657
Other...................................................................           349             51
                                                                             ---------      ---------
          Total depreciation and amortization...........................     $   1,293      $   1,788
                                                                             =========      =========
TOTAL ASSETS
Semiconductor Equipment.................................................     $  21,424      $  32,006
Acuity CiMatrix.........................................................        13,413         16,957
Other...................................................................         8,960          1,230
                                                                             ---------      ---------
          Total assets..................................................     $  43,797      $  50,193
                                                                             =========      =========
EXPENDITURES FOR PLANT AND EQUIPMENT, NET
Semiconductor Equipment.................................................     $      --      $     286
Acuity CiMatrix.........................................................            19             16
Other...................................................................            --              0
                                                                             ---------      ---------
          Total expenditures for plant and equipment, net...............     $      19      $     302
                                                                             =========      =========
CAPITALIZED AMOUNTS OF SOFTWARE DEVELOPMENT COSTS
Semiconductor Equipment.................................................     $      --      $     210
Acuity CiMatrix.........................................................           177            167
                                                                             ---------      ---------
          Total capitalized amounts of software development costs.......     $     177      $     377
                                                                             =========      =========

10.  GOODWILL

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

11. STOCK-BASED COMPENSATION

         The Company accounts for equity-based compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123, as amended by SFAS 148. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and EITF Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of our stock and the exercise price.

         Had compensation cost for our stock based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reported at the pro-forma amounts indicated below.

                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                             ----------------------
                                                                               2003          2002
                                                                             --------      --------
Net loss ............................................................        $(4,637)      $(8,534)
                                                                             -------       -------
Deduct: Total stock-based compensation expense determined under the fair value based method for all stock option awards (net of
related tax effects) ................................................           (436)         (569)
                                                                             -------       -------
  Net loss -- pro forma .............................................        $(5,073)      $(9,103)
                                                                             =======       =======
Loss per share:
  Basic and diluted -- as reported ..................................        $ (0.31)      $ (0.70)
                                                                             =======       =======
  Basic and diluted -- pro forma ....................................        $ (0.34)      $ (0.75)
                                                                             =======       =======


12.  RECENT ACCOUNTING PRONOUNCEMENTS


         In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS 132R. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company will adopt the provisions of SFAS 132R on January 1, 2004. The adoption of this pronouncement is not expected to have a material effect on the Company's financial position, results from operations or cash flows.

         In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company's financial position, results of operations and cash flows.

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

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred net losses in the three months ended December 31, 2003 and the twelve months ended September 30, 2003, 2002 and 2001 amounting to $4.6 million, $30.1 million, $41.8 million, and $104.4 million, respectively. Net cash used in operating activities amounted to $6.3 million, $2.9 million, $25.9 million and $12.6 million in the three months ended December 31, 2003 and the twelve months ended September 30, 2003, 2002 and 2001, respectively. Further, we have debt payments past due which relate to prior years' acquisitions. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows.

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

         The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down a significant portion of our debt, reduce accounts payable, and provide working capital for our remaining business, however, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. Because the timing and proceeds of a prospective sale of SEG is uncertain, we took steps during fiscal 2003 and the first quarter of fiscal 2004 to improve our long-term self-sufficiency of working capital. On December 4, 2002, Pat V. Costa, our Chairman, President and CEO, loaned us $0.5 million and we issued a 9% Convertible Senior Note.

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

         In accordance with SFAS 142, we initiated a goodwill impairment assessment during the first quarter of fiscal 2003. The results of this analysis concluded that there was no impairment charge. We conduct a periodic assessment, annually or more frequently, if impairment indicators exist on the carrying value of our goodwill.

         INCOME TAX PROVISION

         We record a valuation allowance against deferred tax assets when we believe that it is more likely than not that these assets will not be realized. Because of our recurring losses and negative cash flows, we have provided a valuation allowance against all deferred taxes as of December 31, 2003 and September 30, 2003.

         PROVIDING FOR WARRANTIES

         We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, and revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $6 thousand and $80 thousand during the three month periods ended December 31, 2003 and December 31, 2002, respectively.

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

         STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation" -- Transition and Disclosure, which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25," and have adopted the disclosure-only provisions of SFAS 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with FAS 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

         We account for equity-based compensation arrangements in accordance with the provisions of APB No. 25 and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS 148. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and EITF Abstract No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of our stock and the exercise price.

         Had compensation cost for our stock based compensation plans and employee stock purchase plan been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, our net loss and net loss per share would have been reported at the pro-forma amounts indicated below.

                                                                           THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                     -------------------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE)
                                                                     -------------------------------
                                                                         2003              2002
                                                                         ----              ----
Net loss.......................................................      $   (4,637)        $ (8,534)
                                                                     ----------         --------
Deduct: Total stock-based compensation expense determined under the fair value based method for all stock option awards (net of
related tax effects)...........................................            (436)            (569)
                                                                     ----------         --------
  Net loss -- pro forma.........................................     $   (5,073)        $ (9,103)
                                                                     ==========         ========
Loss per share:
  Basic and diluted -- as reported..............................     $    (0.31)        $  (0.70)
                                                                     ==========         ========
  Basic and diluted -- pro forma................................     $    (0.34)        $  (0.75)
                                                                     ==========         ========

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

Results of Operations

         Bookings and revenues in the three month period ended December 31, 2003 were $12.5 million and $10.3 million, respectively, as compared to $9.0 million and $10.4 million in the three month period ended December 31, 2002. The increase in bookings reflects growth in our markets and increasing demand for our products. The modest decrease in revenues reflects lingering concern about our financial condition coupled with the financial constraints experienced in the months prior to the period ended December 31, 2003, impacting our ability to procure inventory necessary to satisfy customer orders.

         Revenues for our Semiconductor Equipment Group were $4.6 million for the three month period ended December 31, 2003, which represented 44.6% of our total revenues, compared to $5.3 million or 51.3% of revenues in three month period ended December 31, 2002. This decline in revenues of 13.5% versus the same period of the prior year is a result of the financial constraints prior to the equity and debt financing activities combined with the lengthening lead times to procure inventory necessary to satisfy customer orders.

         Revenues for our Acuity CiMatrix division were $5.7 million for the three month period ended December 31, 2003, which represented 55.4% of our total revenues, compared to $5.1 million or 48.7% of total revenues in the three month period ended December 31, 2002. This increase in revenues of 13.3% versus the same period of the prior year is a result of increased demand for our products offset by the combination of lengthening material procurement lead times combined with the financial constraints we experienced prior to the equity and debt financings.

         Our gross profits in the three month period ended December 31, 2003 increased by approximately $1.9 million in comparison to the same period of the prior year. The profit improvement is due to higher gross margins, as a percentage of revenues, in the latest period in comparison to the prior year period and is offset slightly by a lower level of revenues in the latest period. Our gross margins in the latest period were 48.9% compared to 29.9% in the prior year period. The increase is largely attributable to a lower level of manufacturing overhead expenses in the latest period as a result of cost reduction measures initiated during fiscal 2003, product mix and the reduction of excess and obsolescence inventory reserves of $0.3 million recorded in the prior year period.

         Research and development expenses were $2.6 million, or 25.6% of revenues, in the three month period ended December 31, 2003 compared to $3.2 million, or 30.5% of revenues, in the three month period ended December 31, 2002. The lower level of expenses reflects lower fixed costs as a result of cost reductions taken in fiscal years 2002 and 2003 offset by increased spending in new product development during the latest period. We intend to continue to invest in new wafer scanning systems and enhanced capabilities for our lead scanning systems in our Semiconductor Equipment Group and to enhance our machine vision and two-dimensional barcode reading products in our Acuity CiMatrix division.

         In the three month period ended December 31, 2003, we capitalized approximately $0.2 million in software development costs under SFAS 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed," as compared with $0.4 million in the three month period ended December 31, 2002. The related amortization expense was $0.5 million during the three month period ended December 31, 2003 compared to $0.7 million during the three month period ended December 31, 2002. The amortization expense is included in cost of sales.

         Selling, general and administrative expenses were $6.4 million, or 61.7% of revenues, in the three month period ended December 31, 2003, compared to $8.1 million, or 78.4% of revenues, in the three month period ended December 31, 2002. The lower level of expenses in the latest period reflects lower fixed costs as a result of cost reductions undertaken during fiscal 2003.

         During the three month periods ended December 31, 2003 and 2002, we recorded restructuring charges of $0 and $0.2 million, respectively. During the three month period ended December 31, 2002, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with the Company and continuing through the sale of SEG. The current cash value of the award is approximately $0.7 million. The Company is accruing these agreements over the expected service period, which has been based upon the estimated timing of the sale of SEG. The Company accrued approximately $0.2 million as of December 31, 2002.

         A summary of the remaining restructuring costs as of December 31, 2003 is as follows (in thousands):

                                                            Q1
                                         LIABILITY AT   FISCAL 2004     CASH      NON-CASH     LIABILITY AT
                                           SEPT. 30,      AMOUNTS      AMOUNTS     AMOUNTS     DECEMBER 31,
                                             2003         ACCRUED     INCURRED    INCURRED         2003
                                         ------------   -----------   --------    --------     ------------
Severance payments to employees            $    46       $   --        $   29      $   --        $    17
Exit costs from facilities                   1,316           --            10       1,000            306
Retention agreements                           600           --            --          --            600
                                           -------       ------        ------      ------        -------
          Total                            $ 1,962       $   --        $   39      $1,000        $   923
                                           =======       ======        ======      ======        =======

         During the three month period ended December 31, 2003, we issued 25,000 shares of our common stock to a supplier in exchange for the cancellation of approximately $19,000 of trade indebtedness owed to a supplier and outstanding purchase commitments totaling approximately $355,000. We reported a loss from debt restructuring of approximately $77,000 for the three months ended December 31, 2003.

         On October 20, 2003 we entered into an agreement to sell certain assets of our Systemation Business consisting primarily of inventory and intellectual property. Under the terms of the sale agreement, we received $40,000 in cash and a promissory note for the nominal amount of approximately $3.6 million. The note is repayable in increasing periodic payments through November 15, 2008. We have reflected the note at its estimated fair value of approximately $2.6 million at an estimated effective interest rate of 18%. We made certain assumptions in valuing the promissory note, including existing market conditions, marketability of the note, and other market variables affecting the realization of the note during the long period involved. We have concluded that collection of the note cannot be reasonably assured, on the basis that the buyer is a new entity with limited financial history upon which to make a determination. Henceforth, we have also deferred the gain on this sale of approximately $2.2 million, which will be recognized as payments are received on the note.

         Net interest expense was $0.6 million and $0.3 million in the three month periods ended December 31, 2003 and December 31, 2002, respectively. The greater interest expense in the latest period reflects the larger outstanding balance and the higher interest rate of the new facility entered into on November 26, 2003. The expense in the current period also includes the amortization of the financing costs associated with the new facility and the amortization of the cost of the warrant issued to the lender.

         There were no tax provisions in the three months ended December 31, 2003 and 2002, due to the losses incurred and full valuation allowance provided against net operating loss carryforwards.

Liquidity And Capital Resources

         Our cash balance decreased $314 thousand, to $53 thousand, in the three months ended December 31, 2003, primarily as a result of $6.3 million of net cash used in operating activities and $0.1 million of net cash used by investing activities offset by $6.1 million of net cash provided by financing activities.

         The $6.3 million of net cash used in operating activities was primarily a result of the $4.6 million loss in the three month period ended December 31, 2003, a decrease in accounts payable of $1.3 million, an increase in accounts receivable of $1.2 million, a decrease in accrued expenses of $1.1 million, offset in part by depreciation and amortization of $1.3 million, and a decrease in inventory of $0.9 million.

         Additions to plant and equipment were $19 thousand in the three months ended December 31, 2003, as compared to $0.3 million in the three months ended December 31, 2002. Capitalized software development costs in the three months ended December 31, 2003, were $0.2 million as compared with $0.4 million in the three months ended December 31, 2002.

         Funds from financing activities were $6.1 million in the three months ended December 31, 2003, as compared to $1.4 million in the three months ended December 31, 2002. During the three months ended December 31, 2003, we received net proceeds from various financing activities of $0.4 million, our revolving line of credit borrowings increased by $5.9 million and repayment of long-term borrowings totaled approximately $0.2 million.

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow, limited credit facilities, and the uncertainty of the sale of SEG, there is no certainty that we will have the financial resources to continue in business. We have incurred net losses in the three months ended December 31, 2003 and the twelve months ended September 30, 2003, 2002 and 2001 amounting to $4.6 million, $30.1 million, $41.8 million, and $104.4 million, respectively. Net cash used in operating activities amounted to $6.3 million, $2.9 million, $25.9 million and $12.6 million in the three months ended December 31, 2003 and the twelve months ended September 30, 2003, 2002 and 2001, respectively.

         In November 2002, we adopted a formal plan to sell the SEG business. In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has a) lowered its fixed costs and breakeven level of revenues, b) reduced its liabilities through a series of debt-for-equity exchanges, and c) recruited an experienced high technology executive to run the operations and oversee its eventual sale. While there can be no assurance of a successful outcome, we believe that given these changes in the business and the concurrent improvement in the semiconductor capital spending environment, the SEG business has the potential to generate positive cash flow from operations and return to profitability. Accordingly, we believe the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects what we believe is the business' inherent value.

         We have not changed our belief that the sale of the SEG business is in the best interests of shareholders, nor have we changed our desire to consummate a sale of the SEG business at the earliest date. We are in continuing discussions with interested buyers.

         On April 11, 2003, we entered into a settlement and release agreement with a major customer, which provided for the release of certain claims among the parties and the payment of $1.0 million to us. On the same date, we entered into a loan agreement with this customer, which afforded us the right to borrow an aggregate of $4.0 million, in two equal tranches, subject to the conditions of each closing. The first closing occurred on April 11, 2003, at which time we delivered to the major customer a secured promissory note in the amount of $2.0 million with a maturity date of April 11, 2004, bearing an interest rate of 10%. The second closing for the delivery of a separate promissory note is subject to additional terms and conditions. In December 2003, we informed the major customer of our desire to draw down the second tranche of the loan. In response, the major customer stated that it will advance the second tranche loan only if we agree to substantial modifications to the settlement and release agreement. We have not as yet determined whether we are prepared to accept such modifications.

         As of September 26, 2003, we closed a private placement of our securities raising $5.0 million in gross proceeds, $4.6 million of which was received by September 30, 2003 and the balance in early October 2003. In December 2003, the lead investor exercised an option to invest an additional $1.0 million on the same terms and conditions as the original funding, including warrants to purchase up to 0.2 million shares, increasing the total gross proceeds to $6 million. The net proceeds of the financing will be used for general corporate purposes, including working capital to support growth. A total of 2.4 million shares of common stock were sold in the private placement at $2.50 per share. The private placement also included warrants to purchase up to
1.2 million shares at $3.05 per share on or before September 26, 2008. Warrants were also issued to the placement agent to purchase up to 40,000 shares of common stock at $2.50 per share on or before September 26, 2007. All of such warrants may be exercised six months after September 26, 2003.

Additionally, we are required to file a registration statement by November 26, 2003, and to cause such registration statement to become effective by January 25, 2004, or, in each case, to pay each investor 1% of the purchase price paid by such investor, as liquidated damages for each of the next two months and 2% per month thereafter. As of December 31, 2003, we had incurred and accrued liquidated damages of approximately $69,000 in connection with this obligation.

         We had a $10.0 million revolving credit facility, which was due to expire on April 28, 2003. The termination date had been extended eight times by the lender. This credit facility allowed for borrowings of up to 90% of eligible foreign receivables up to $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and any bank reserves.

         On November 26, 2003, we replaced a $10.0 million revolving credit line with a $13.0 million facility. The new facility has two revolving credit lines. The first of which accords us a maximum of $10.0 million and is collateralized by certain foreign receivables and inventory with availability subject to a borrowing base formula. This line, which is guaranteed by the Export-Import Bank of the United States expires on November 30, 2005 and has a 7% interest rate. The second line is for a maximum of $3.0 million and is collateralized by certain domestic receivables. Availability under this line is subject to a borrowing base formula, which, as defined in the credit agreement, includes a $1.5 million overadvance feature. It expires on November 25, 2006 and has a 17% interest rate of which 5% can be capitalized at our option (as defined in the agreement). The facility contains covenants pertaining to our net worth and to fixed charge coverage (as defined). We can prepay the facility at its discretion. In the event of the sale of SEG, we are required to repay in full the $10.0 million credit line. The $3.0 million credit line continues subject to our meeting certain financial conditions. The facility also includes an annual commitment fee of 0.5% based on the unused portion of the facility. At December 31, 2003, the aggregate amount available under the lines was approximately $11.6 million, against which we had $10.6 million of borrowings.

         In connection with the facility, we issued a warrant to purchase 2.2 million shares of our common stock at an exercise price of $0.01 per share to the lender and a warrant to purchase 60,000 shares of our common stock at an exercise price of $0.01 per share to the placement agent. We recorded a deferred financing cost asset for the fair value of the warrants (determined using Black-Scholes pricing model), of approximately $7.4 million, which is being amortized and charged to interest expense over the life of the facility. The lender exercised its warrant on December 18, 2003.

         During the three month period ended December 31, 2003, we issued 25,000 shares of our common stock to a supplier in exchange for the cancellation of approximately $19 thousand of trade indebtedness owed to a supplier and outstanding purchase commitments totaling approximately $355 thousand. We are in continued discussions with other suppliers regarding the exchange of debt for common stock. We believe that these steps will enhance the prospects for an eventual sale of SEG at a higher price than would otherwise be obtained.

         As of December 31, 2003, we were in default of an aggregate of $4.3 million of our borrowings.

         On November 21, 2001, the $1.5 million note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, we agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $0.5 million through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $0.5 million. Pursuant to an oral agreement with the former principals of Abante, we paid on November 21, 2001 the interest, $250 thousand of note principal and approximately $112 thousand of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. We continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250 thousand of note principal and approximately $150 thousand of the first annual installment on February 21, 2002, and paying approximately $238 thousand of the first annual installment on May 21, 2002. We did not make either the November 2002 note principal payment of $1.0 million or a significant portion of the November 2002 annual installment payment of $0.5 million . In addition, we did not make a significant portion of the November 2003 annual installment payment of $0.5 million. On December 19, 2003, we entered into a settlement agreement with the former principals of Abante, who agreed to forbear from taking action against us for fifteen months. Pursuant to this agreement, we paid $0.3 million in January 2004, agreed to make additional monthly payments of at least $35,000, and agreed to pay the remaining balance due upon the sale of SEG, subject to certain conditions. During the three months ended December 31, 2003, we also made two principal payments of $50,000 each. As of December 31, 2003, the remaining outstanding balances on the note payable and post-closing installment payments were $0.9 million and $1.8 million, respectively.

         On January 3, 2002, a payment of $1.85 million under notes issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at prime rate. On the due date, we paid the interest and approximately $240 thousand of note principal to certain of these shareholders. We reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002 in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, we issued warrants to purchase 183,188 shares of our common stock at an exercise price of $5.70 per share. The fair value of these warrants (determined using Black-Scholes pricing model), totaling approximately $0.1 million, was charged to operations through January 2003. In accordance with the agreement with the other former stockholders, we made note principal and interest payments on April 1, 2002 of approximately $0.5 million and $31 thousand, respectively, and note principal and interest payments on August 1, 2002 of $0.5 million and $29 thousand, respectively. We did not make the December 2002 and January 2003 installment payments due of $0.5 million and $1.9 million, respectively, and are therefore in default. Seven of the former shareholders filed lawsuits against us seeking payment of all amounts currently past due. In July 2003, we reached a settlement with certain of these noteholders. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. On October 29, 2003, additional noteholders agreed to forbear from taking action until May 1, 2004. We agreed to issue these noteholders warrants to purchase 59,031 shares of our common stock at exercise prices ranging from $2.50 per share to $3.60 per share and paid these noteholders the outstanding interest that had accrued through June 1, 2003. The balance of the notes of $1.9 million became due on January 3,2004 and was not paid by us.

         We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows (in thousands):

TWELVE MONTH PERIOD ENDING DECEMBER 31:     FACILITIES     EQUIPMENT     TOTAL
---------------------------------------     ----------     ---------     -----
               2004                          $ 1,532         $  39     $   1,571
               2005                            1,348            14         1,362
               2006                              920             2           922
               2007                              927            --           927
                                             -------         -----     ---------
               Total                         $ 4,727         $  55     $   4,782
                                             =======         =====     =========

         Purchase Commitments -- As of December 31, 2003, we had approximately $15.3 million of purchase commitments with vendors. Approximately $11.9 million were for the Semiconductor Equipment Group, and included computers and manufactures components for the division's lead and wafer scanning product lines. Approximately $3.4 million were for the Acuity CiMatrix division and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next eighteen months.

Effect of Inflation

         Management believes that during the three months ended December 31, 2003 the effect of inflation was not material.

Recent Accounting Pronouncements

         In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS 132R. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We will adopt the provisions of SFAS 132R on January 1, 2004. The adoption of this pronouncement is not expected to have a material effect on our financial position, results from operations or cash flows.

         In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on our financial position, results of operations and cash flows.

Forward-Looking Statements And Associated Risks

         This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in our business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control, including the following: we may not have sufficient resources to continue as a going concern; any significant downturn in the highly cyclical semiconductor industry or in general economic conditions would likely result in a reduction of demand for our products and would be detrimental to our business; our Acuity CiMatrix business faces significant competition; we will be unable to achieve profitable operations unless we increase quarterly revenues or make further reductions in our costs; a loss of or decrease in purchases by one of our significant customers could materially and adversely affect our revenues and profitability; economic difficulties encountered by certain of our foreign customers may result in order cancellations and reduced collections of outstanding receivables; development of our products requires significant lead time and we may fail to correctly anticipate the technical needs of our markets; inadequate cash flows and restrictions in our banking arrangements may impede production and prevent us from investing sufficient funds in research and development; the loss of key personnel could have a material adverse effect on our business; our common stock is quoted on the National Quotation Service; the large number of shares available for future sale could adversely affect the price of our common stock; and the volatility of our stock price could adversely affect the value of an investment in our common stock.

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

         We have minimum exposure to the impact of fluctuation on interest rates, primarily because our new revolving credit lines are based on fixed interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation and after consultation with our audit committee, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In addition to legal proceedings discussed in our annual report on Form 10-K for the year ended September 30, 2003, we are presently involved in other litigation matters in the normal course of business. Based upon discussion with our legal counsel, management does not expect that these matters will have a material adverse impact on our consolidated financial statements.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

         In October 2003, we entered into agreements with certain holders of our notes issued in connection with the acquisition of Auto Image ID, Inc. in January 2001. As partial consideration for their agreement to forbear from exercising their rights with respect to these notes, we issued to these noteholders warrants to purchase an aggregate of 7,047 shares of common stock. The warrants are exercisable at $2.50 per share through September 2, 2006.

         On September 26, 2003, we completed a private placement of our securities raising $5.0 million in gross proceeds. On December 1, 2003, one of the investors exercised its option to invest an additional $1.0 million in such private placement. A total of 2,400,000 shares of common stock were sold to accredited investors at $2.50 per share. We also issued to these accredited investors warrants to purchase up to 1,000,000 shares at $3.05 per share beginning March 26, 2004 through September 26, 2008, and warrants to purchase up to 200,000 shares at $3.05 per share beginning May 1, 2004 through September 26, 2008. The placement agent, Barrington Research Associates, Inc., received fees of $250,000 and warrants to purchase 40,000 shares of common stock at an exercise price of $2.50 per share.

         On October 31, 2003, we issued to Philip Koerper, the landlord of the New Berlin facility, warrants to purchase 20,000 shares of our common stock as partial consideration for settlement of a dispute arising from an agreement between the parties. The warrants are exercisable at $0.05 per share through October 31, 2006.

         On November 26, 2003, we replaced our $10.0 million revolving credit line with a $13.0 million facility. In connection therewith, we issued a warrant to purchase 2,200,000 shares of our common stock to the lender and a warrant to purchase 60,000 shares of our common stock to the placement agent. The warrants are exercisable at $0.01 per share commencing November 26, 2003 and ending November 26, 2006. The lender exercised its warrant on December 18, 2003.

         During the three months ended December 31, 2003, we issued 25,000 shares of our common stock to a supplier in exchange for the cancellation of approximately $19 thousand of trade indebtedness owed to such supplier and forgiveness of $355 thousand of purchase order commitments.

         During the three months ended December 31, 2003, we issued 3,479 shares of our common stock and options to purchase 8,000 shares of our common stock to non-employee members of its Board of Directors as compensation for their attendance at board and committee meetings held during that period.

         The securities that were issued in the foregoing transaction were not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, and as such, exempt from such registration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders was held on November 11, 2003.

         At that meeting, our stockholders approved a proposal to grant discretionary authority to our board of directors to amend our restated certificate of incorporation to effect a reverse split of our common stock within a band ranging from one-for-three to one-for-seven.

For                    11,073,943
Against                 1,090,766
Abstain                    30,169

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

Exhibit
  No                                 Description
31.1            Rule 13a-14(a) Certification of Chief Executive Officer
31.2            Rule 13a-14(a) Certification of Chief Financial Officer
32.1            Section 1350 Certifications

(b) Reports on Form 8-K for the quarter ended December 31, 2003.

         During the quarter ended December 31, 2003, we filed or submitted the following current reports on Form 8-K

Current report on Form 8-K, dated December 1, 2003, was filed with the SEC on December 1, 2003. The items reported were:

         Item 5 -- Other Events and Regulation FD Disclosure, which reported the issuance of a press release announcing that (a) we had closed on a refinancing of our principal credit line and (b) we had completed a one for five reverse split of our common stock.

         Item 7 --Financial Statements and Exhibits, which identified the exhibit filed with the Form 8-K.

Current report on Form 8-K, dated November 26, 2003, was filed with the SEC on December 8, 2003. The items reported were:

         Item 5 - Other Events and Regulation FD Disclosure, which reported (a) a refinancing of our principal credit line and (b) a one for five reverse split of our common stock.

         Item 7 - Financial Statements and Exhibits, which identified the exhibits filed with the Form 8-K.

Current report on Form 8-K, dated December 22, 2003, was filed with the SEC on December 22, 2003. The item reported was:

                  Item 12 - Results of Operations and Financial Condition, which reported the issuance of a press release announcing our financial results for the year ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ROBOTIC VISION SYSTEMS, INC.
                                           Registrant

Dated: February 17, 2003                   /s/ PAT V. COSTA
                                           -------------------------------------
                                           PAT V. COSTA
                                           President and CEO
                                           (Principal Executive Officer)

                                           /s/ JEFFREY P. LUCAS
                                           -------------------------------------
                                           Jeffrey P. Lucas
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)