Form 10-Q
period 2004-03-31
ROBOTIC VISION SYSTEMS INC
filed 2004-05-13
CIK 225868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004         Commission File Number 0-8623

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Number of shares of common stock outstanding as of May 7, 2004:  18,975,161

      Unless otherwise indicated, the information contained in this quarterly report gives effect to a one-for-five reverse split of our common stock effected on November 26, 2003.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       (UNAUDITED)
                                                                        MARCH 31,       SEPTEMBER 30,
                                                                         2004              2003
                                                                        ----------      -------------

                                     ASSETS

Current Assets:
   Cash and cash equivalents.....................................      $       760      $         367
   Accounts receivable, net......................................           12,257              9,501
   Inventories...................................................           10,459             10,995
   Prepaid expenses and other current assets.....................            2,501              1,561
                                                                       -----------      -------------
      Total current assets.......................................           25,977             22,424
   Plant and equipment, net......................................            1,993              2,218
   Goodwill......................................................            1,333              1,333
   Software development costs, net...............................            4,588              5,227
   Other assets..................................................            2,464              2,791
   Note receivable...............................................            2,047                 --
   Deferred financing costs......................................            7,113                 --
                                                                       -----------      -------------
                                                                       $    45,515      $      33,993
                                                                       ===========      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility......................................      $    11,737      $       4,635
  Notes payable and current portion of long-term debt............            8,887              8,835
  Accounts payable current.......................................            3,681              3,019
  Accounts payable past-due......................................            6,018              6,546
  Accrued expenses and other current liabilities.................           16,822             18,430
  Deferred gross profit..........................................            1,057              1,693
                                                                       -----------      -------------
     Total current liabilities...................................           48,202             43,158
  Long-term debt.................................................            1,420              1,285
  Deferred gain..................................................            1,869                 --
                                                                       -----------      -------------
     Total liabilities...........................................           51,491             44,443
  Commitments and contingencies..................................
  Stockholders' Deficit:
  Common stock, $.01 par value; shares authorized 100,000 shares, issued and outstanding; March 31, 2004 - 18,809
    and September 30, 2003 - 14,724..............................              188                147
  Additional paid-in capital.....................................          312,646            299,768
  Accumulated deficit............................................         (317,504)          (308,920)
  Accumulated other comprehensive loss...........................           (1,306)            (1,445)
                                                                       -----------      -------------
     Total stockholders' deficit.................................           (5,976)           (10,450)
                                                                       -----------      -------------
                                                                       $    45,515      $      33,993
                                                                       ===========      =============

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              MARCH 31,                      MARCH 31,
                                                      ------------------------        ------------------------
                                                        2004            2003            2004            2003
                                                      --------        --------        --------        --------
Revenues..........................................    $ 15,579        $  9,388        $ 25,916        $ 19,776
Cost of revenues..................................       8,926           8,883          14,209          16,162
                                                      --------        --------        --------        --------
   Gross profit...................................       6,653             505          11,707           3,614
                                                      --------        --------        --------        --------
Operating costs and expenses:
   Research and development expenses..............       2,485           2,344           5,129           5,517
   Selling, general and administrative expenses...       6,953           8,724          13,334          16,870
   Restructuring and other charges................          --           3,971              --           4,171
                                                      --------        --------        --------        --------
Loss from operations..............................      (2,785)        (14,534)         (6,756)        (22,944)
   Other gains (losses)...........................          66              (1)            (11)            196
   Interest expense, net..........................      (1,228)           (297)         (1,817)           (618)
                                                      --------        --------        --------        --------
Loss before income taxes..........................      (3,947)        (14,832)         (8,584)        (23,366)
Provision for income taxes........................          --              --              --              --
                                                      --------        --------        --------        --------
   Net loss.......................................    $ (3,947)       $(14,832)       $ (8,584)       $(23,366)
                                                      ========        ========        ========        ========
Loss per share:
   Basic and diluted..............................    $  (0.22)       $  (1.21)       $  (0.52)       $  (1.92)
                                                      ========        ========        ========        ========
Weighted average shares:
   Basic and diluted..............................      17,916          12,234          16,508          12,183
                                                      ========        ========        ========        ========

                 See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     FOR THE SIX MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                      ACCUMULATED
                                              COMMON STOCK                                               OTHER
                                        -------------------------    ADDITIONAL                      COMPREHENSIVE         TOTAL
                                          NUMBER                       PAID-IN       ACCUMULATED        INCOME         STOCKHOLDERS'
                                        OF SHARES         AMOUNT       CAPITAL         DEFICIT           (LOSS)          DEFICIT
                                        ---------       ---------    ----------      -----------     -------------     -------------
BALANCE, OCTOBER 1, 2003........          14,724        $     147     $ 299,768       $(308,920)       $  (1,445)       $ (10,450)
Shares issued in connection with
  the exercise of stock options
  and warrants..................           2,202               22         7,210              --               --            7,232
Shares and warrants issued for
  professional services.........              19               --           143              --               --              143
Shares and warrants issued in
  connection with the private
  placement of common stock.....           1,866               19         5,082              --               --            5,101
Shares issued in exchange for
  debt..........................              60               --           227              --               --              227
Warrants issued.................              --               --           216              --               --              216
Cancellation of restricted
  shares........................             (62)              --            --              --               --               --
Translation adjustment..........              --               --            --              --              139              139
Net loss........................              --               --            --          (8,584)              --           (8,584)
                                        --------        ---------     ---------       ---------        ---------        ---------
BALANCE, MARCH 31, 2004.........          18,809        $     188     $ 312,646       $(317,504)       $  (1,306)       $  (5,976)
                                        ========        =========     =========       =========        =========        =========

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS
                                                                                      ENDED MARCH 31,
                                                                                 ------------------------
                                                                                   2004             2003
                                                                                 --------        --------
OPERATING ACTIVITIES:
Net loss..................................................................       $ (8,584)       $(23,366)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization of operating assets......................          1,943           3,283
   Amortization of deferred financing costs...............................          1,325              --
   Non-cash interest......................................................             94              18
   Loss on shares exchanged for debt......................................            177              --
   Loss on retirement of fixed assets.....................................             90             546
   Bad debt provision.....................................................            100             834
   Inventory provision....................................................             --             982
   Warranty provision.....................................................             27              87
   Deferred gross profit..................................................           (636)            599
   Deferred gain on sale recognized.......................................            (65)             --
   Accretion income on note receivable....................................           (135)             --
   Changes in operating assets and liabilities
         Accounts receivable..............................................         (2,856)          4,342
         Inventories......................................................           (429)          6,530
         Prepaid expenses and other current assets........................           (657)             23
         Other assets.....................................................            (10)            593
         Accounts payable current.........................................            662             210
         Accounts payable past-due........................................           (478)            805
         Accrued expenses and other current liabilities...................           (972)          4,083
                                                                                 --------        --------
   Net cash used in operating activities..................................        (10,404)           (431)
                                                                                 --------        --------
INVESTING ACTIVITIES:
Additions to plant and equipment, net.....................................            (71)           (234)
Additions to software development costs...................................           (391)           (694)
Payments received from sale of assets.....................................             40              --
Payments received on note receivable......................................            122              --
                                                                                 --------        --------
   Net cash used in investing activities..................................           (300)           (928)
                                                                                 --------        --------
FINANCING ACTIVITIES:
Issuance of convertible note..............................................             --             500
Proceeds from exercise of stock options and warrants......................             25              --
Proceeds from private placement of common stock, net of offering costs ...          5,101              --
Loan refinancing costs....................................................           (535)             --
Net proceeds from revolving credit facility...............................          7,102           1,477
Repayment of long-term borrowings.........................................           (735)           (328)
                                                                                 --------        --------
   Net cash provided by financing activities..............................         10,958           1,649
                                                                                 --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............            139             (75)
                                                                                 --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................            393             215
CASH AND CASH EQUIVALENTS:
   Beginning of period....................................................            367             220
                                                                                 --------        --------
   End of period..........................................................       $    760        $    435
                                                                                 ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid..........................................................       $    221        $    180
                                                                                 ========        ========
   Taxes paid.............................................................       $     42        $     --
                                                                                 ========        ========

                 See notes to consolidated financial statements.

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Discount on convertible debt................................................  $     --        $     65
                                                                                 ========        ========
   Trade payables exchanged with shares of common stock........................  $     50        $     --
                                                                                 ========        ========
   Estimated fair value of promissory note received on sale of certain assets,
      including inventory of $423 (deferred gain recorded on sale of $1,919)...  $  2,317        $     --
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

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.BUSINESS OVERVIEW AND GOING CONCERN CONSIDERATIONS

      The unaudited consolidated financial statements of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") which include the consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three and six months ended March 31, 2004 and March 31, 2003, the consolidated statements of cash flows for the six months ended March 31, 2004 and March 31, 2003, and the consolidated statement of stockholders' deficit for the six months ended March 31, 2004 have been prepared by the Company. In the opinion of management, all adjustments (which include mainly recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows as of March 31, 2004 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2003. The operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses for the six months ended March 31, 2004, fiscal 2003, 2002 and 2001 amounting to $6,756, $31,488, $40,539 and $83,226, respectively, and negative cash flows from operations for the six months ended March 31, 2004, fiscal 2003, 2002 and 2001 amounting to $10,404, $2,872, $25,905 and $12,584, respectively. Further, the Company has debt payments due which relate primarily to acquisitions the Company has made. These conditions raise doubt about the Company's ability to continue as a going concern.

      The Company has prepared and is executing a plan to meet its financial needs. The Company has undertaken several measures during fiscal 2003 and subsequently to reduce its losses, strengthen its working capital position and provide additional liquidity. During fiscal 2003 it pared its fixed costs significantly, reduced its operating losses and lowered its breakeven level of revenues. On December 4, 2002, the Company received $500 from the issuance of a convertible note. On April 11, 2003, the Company received a $1,000 settlement payment and a $2,000 loan from a major customer. On September 26, 2003, the Company completed a private placement of its common stock which, along with the exercise on December 1, 2003 of an option to purchase additional shares by its lead investor, raised gross proceeds of $6,000. The proceeds as of September 30, 2003, net of offering expenses, totaled approximately $4,600. On November 26, 2003, the Company replaced its existing revolving credit facility with a new facility, which increased its maximum borrowing availability to $13,000. In February 2004, we completed private placements of our common stock and warrants, which raised $4,400 in gross proceeds ($4,100, net of offering expenses). A total of approximately 1,467 shares of common stock were sold to accredited investors at $3.00 per share. We also issued to these accredited investors warrants to purchase up to approximately 1,400 shares at $3.10 per share.

      In November 2002, the Company adopted a formal plan to sell the SEG business. In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has (a) lowered its fixed costs and breakeven level of revenues, (b) reduced its liabilities through a series of debt-for-equity exchanges, and (c) recruited an experienced high technology executive to run the operations and oversee its eventual sale. While there can be no assurance of a successful outcome, the Company believes that given these changes in the business and the concurrent improvement in the semiconductor capital spending environment, the SEG business has the potential to generate positive cash flow from operations and return to profitability. Accordingly, the Company believes the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects what it believes is the business' inherent value. Given this change in circumstances, effective in the quarter ended June 30, 2003, the Company began reflecting the SEG business as a continuing operation and, accordingly, the results for all periods have been restated to reflect this reclassification.

      The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down all or a significant portion of the Company's debt, reduce accounts payable, and provide working capital for the Company's remaining businesses. However, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. If the Company does not succeed in selling the Semiconductor Equipment Group, it may not have sufficient working capital to continue in business. In that event, the Company may be forced either to seek additional financing or to sell some or all of the remaining product lines.

2.INVENTORIES

    Inventories consisted of the following:

                           (UNAUDITED)
                         MARCH 31, 2004     SEPTEMBER 30, 2003
                         --------------     ------------------
Raw Materials.....          $ 3,854             $ 4,875
Work-in-Process...            2,779               1,588
Finished Goods ...            3,826               4,532
                            -------             -------
     Total........          $10,459             $10,995
                            =======             =======

      Finished goods inventory includes $466 and $386 that have been placed on consignment with distributors at March 31, 2004 and September 30, 2003, respectively.

3.LOSS PER SHARE

      Basic net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of unaudited net loss per share for the following periods are as follows:

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     MARCH 31,                      MARCH 31,
                                                             ------------------------        ------------------------
                                                               2004            2003            2004            2003
                                                             --------        --------        --------        --------
BASIC AND DILUTED EPS
Net loss - numerator....................................     $ (3,947)       $(14,832)       $ (8,584)       $(23,366)
Weighted average number of common shares - denominator..       17,916          12,234          16,508          12,183
                                                             --------        --------        --------        --------
Net loss per share - basic and diluted..................     $  (0.22)       $  (1.21)       $  (0.52)       $  (1.92)
                                                             ========        ========        ========        ========

      For the three and six months ended March 31, 2004 and 2003, potential common shares were anti-dilutive due to the loss for the period. For the three months ended March 31, 2004 and 2003 and for the six months ended March 31, 2004 and 2003, the Company had potential common shares, representing outstanding options and warrants, excluded from the earnings per share calculations of 1,476, 2,447, 1,146, and 2,290, respectively, as they were considered anti-dilutive.

4.COMPREHENSIVE LOSS

      In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. The following table presents information about the Company's unaudited comprehensive loss for the following periods:

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   MARCH 31,                         MARCH 31,
                                                            ------------------------        ------------------------
                                                              2004            2003            2004            2003
                                                            --------        --------        --------        --------
Net loss.............................................       $ (3,947)       $(14,832)       $ (8,584)       $(23,366)
Effect of foreign currency translation adjustments...             39            (155)            139            (224)
                                                            --------        --------        --------        --------
Comprehensive loss...................................       $ (3,908)       $(14,987)       $ (8,445)       $(23,590)
                                                            ========        ========        ========        ========

5.REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

REVOLVING CREDIT FACILITY

      The Company had a $10,000 revolving credit facility which was due to expire on April 28, 2003. The termination date had been extended several times by the lender. This credit facility allowed for borrowings of up to 90% of eligible foreign receivables up to $10,000 of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and any bank reserves.

      On November 26, 2003, the Company replaced its $10,000 revolving credit line with a $13,000 facility. The new facility has two revolving credit lines. The first of which accords the Company a maximum of $10,000 and is collateralized by certain foreign receivables and inventory with availability subject to a borrowing base formula. This line, which is guaranteed by the Export-Import Bank of the United States expires on November 30, 2005 and has a 7% interest rate. The second line is for a maximum of $3,000 and is collateralized by certain domestic receivables. Availability under this line is subject to a borrowing base formula, which, as defined in the credit agreement, includes a $1,500 over-advance feature. It expires on November 25, 2006 and has a 17% interest rate of which 5% can be capitalized at the Company's option (as defined in the agreement). The facility contains covenants pertaining to the Company's net worth and to fixed charge coverage (as defined). The Company can prepay the facility at its discretion. In the event of the sale of SEG, the Company is required to repay in full the $10,000 credit line. The $3,000 credit line continues subject to the Company meeting certain financial conditions. The facility also includes an annual commitment fee of 0.5% based on the unused portion of the facility. At March 31, 2004, the aggregate amount available under the lines was approximately $13,000, against which the Company had $11,737 of borrowings. The Company did not meet the fixed charge covenant for the three months ended March 31, 2004, and received a waiver from the lender for the covenant violation.

      In connection with the facility, the Company issued a warrant to purchase 2,200 shares of the Company's common stock at an exercise price of $0.01 per share to the lender and a warrant to purchase 60 shares of the Company's common stock at an exercise price of $0.01 per share to the placement agent. The Company recorded a deferred financing cost for the fair value of the warrants of approximately $7,400 using the Black-Scholes valuation model with the following assumptions: volatility of 185% and risk-free interest rate of 2.48%. The deferred financing cost is being amortized and charged to interest expense over the life of the facility. The lender exercised its warrant on December 18, 2003.

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

NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt at March 31, 2004 and September 30, 2003 consisted of the following:

                                                                                                   (UNAUDITED)
                                                                                                     MARCH 31,    SEPTEMBER 30,
                                                                                                       2004            2003
                                                                                                   ------------   -------------
Subordinated note payable to General Scanning - 8.25%, payable in equal quarterly installments
   of $281 commencing September 12, 2001, currently due.......................................     $        565   $         565
Abante note payable - 8%......................................................................              333           1,000
Abante payable - non-interest bearing, discounted at 8%, payable in annual
   installments of $500, through November 2006................................................            1,823           1,786
AIID notes payable -- prime rate (4.00% at March 31, 2004 and September 30, 2003).............            4,232           4,245
Promissory note, 10%, due April 11, 2004......................................................            2,000           2,000
9% Convertible Senior Note - due December 4, 2005.............................................              463             454
Promissory note, 8.7%, due September 20, 2006.................................................              855              --
Other long-term debt..........................................................................               36              70
                                                                                                   ------------   -------------
Total notes payable and long-term debt........................................................           10,307          10,120
Less notes payable and current portion of long-term debt......................................           (8,887)         (8,835)
                                                                                                   ------------   -------------
Long-term debt................................................................................     $      1,420   $       1,285
                                                                                                   ============   =============

      As of March 31, 2004, deferred financing costs totaled $7,113 and consisted of the fair value of placement agent and lender warrants of $6,281 and deferred interest, closing costs and financing costs of $832.

      The subordinated note payable to General Scanning matured in June 2003, bearing interest at the prime lending rate (4.0% at March 31, 2004) and called for quarterly payments of $281 commencing September 12, 2001. The Company did not make either the March 12, 2003 or June 12, 2003 note principal payments. The Company is currently a defendant in an action entitled GSI Lumonics Inc. vs. Robotic Vision Systems, Inc., C.A. No. CV-03-4474 (E.D.N.Y.) in which the plaintiff, GSI Lumonics Inc. ("GSLI") as successor to General Scanning, alleges, among other things, breach of contract and conversion, and seeks declaratory and injunctive relief and unspecified damages. GSLI alleges that RVSI breached a 1998 Settlement Agreement by failing to terminate a license relating to certain lead scanning technology in March 2003. On or about January 30, 2004, the court entered an injunction against the Company enjoining it from, among other things, disclosing, licensing, selling or assigning the disputed technology. Meanwhile, RVSI has terminated the disputed license. Plaintiff has moved for summary judgment on its breach of contract claim, and RVSI has moved to dismiss the case as moot and for failure to state a claim.

      On November 21, 2001, the $1,500 note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, the Company agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $500 through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $500. Pursuant to an oral agreement with the former principals of Abante, the Company paid on November 21, 2001 the interest, $250 of note principal and approximately $112 of the first annual installment. The balance of the sums originally due on November 21, 2001, were rescheduled for payment in installments through the first quarter of fiscal 2003. The Company continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250 of note principal and approximately $150 of the first annual installment on February 21, 2002, and paying approximately $238 of the first annual installment on May 21, 2002. The Company did not make either the November 2002 note principal payment of $1,000 or a significant portion of the November 2002 annual installment payment of $500. In addition, the Company did not make a significant portion of the November 2003 annual installment payment of $500. On December 19, 2003, the Company entered into a settlement agreement with the former principals of Abante who agreed to forbear from taking action against the Company for fifteen months. Pursuant to this agreement, the Company paid $300 in January 2004, agreed to make additional monthly payments of at least $35, and agreed to pay the remaining balance due upon the sale of SEG, subject to certain conditions. As of March 31, 2004, the remaining outstanding balances on the note payable and post-closing installment payments were $333 and $1,823, respectively.

      On January 3, 2002, a payment of $1,855 under notes issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at the prime rate. On the due date, the Company paid the interest and approximately $240 of note principal to certain of these shareholders. The Company reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002, in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, the Company issued warrants to purchase 183 shares of its common stock with an exercise price of $5.70 per share.

The fair value of these warrants (determined using the Black-Scholes pricing model), totaling approximately $137, was charged to operations through January 2003. In accordance with the agreement with the other former stockholders, the Company made note principal and interest payments on April 1, 2002 of approximately $516 and $31, respectively, and note principal and interest payments on August 1, 2002 of $536 and $29, respectively. The Company did not make the December 2002 and January 2003 installment payments due of $535 and $1,855, respectively, and was therefore in default. Seven of the former shareholders filed lawsuits against the Company seeking payment of all amounts currently past due. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. On October 29, 2003, additional noteholders agreed to forbear from taking action until May 1, 2004. The Company agreed to issue these noteholders warrants to purchase 59 shares of its common stock at exercise prices ranging from $2.50 per share to $3.60 per share and paid these noteholders the outstanding interest that had accrued through June 1, 2003. The balance of the notes of $1,855 became due on January 3, 2004 and was not paid by the Company. In April 2004, the largest noteholders representing $3,700 of the total principal owed agreed to forbear on taking action to enforce their notes until the earlier of December 1, 2005, or certain events. The Company agreed to issue to these noteholders warrants to purchase 200 shares at an exercise price of $0.01 per share, pay interest on the outstanding balance at 7%, make periodic principal and interest payments and increase the principal amount on the notes by $500. The agreement also calls for the Company to offer an agreement with similar terms to the other noteholders.

      On December 4, 2002, Pat V. Costa, the Company's Chief Executive Officer, loaned the Company $500 and the Company issued a 9% Convertible Senior Note in the amount of $500. Under the terms of this note, the Company is required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003, and pay the principal amount on December 4, 2005. This note allows Mr. Costa to require earlier redemption by the Company in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, Mr. Costa may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by Mr. Costa until the note is paid in full or by the Company if at any time following the closing date the closing price of the Company's Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. Mr. Costa's conversion price is equal to 125% of the average closing price of the Company's common stock for the thirty consecutive trading days ending December 3, 2002, or $2.10 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, the Company recorded a dividend in the amount of approximately $18 on December 4, 2002. The Company did not make the semiannual interest payments due on May 15, 2003 and November 15, 2003. On October 28, 2003, Mr. Costa agreed to forbear from exercising his rights with respect to these interest payments until January 14, 2005.

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

      On April 11, 2003, the Company entered into a settlement and release agreement with a major customer which provided for the release of certain claims among the parties and the payment of $1,000 to the Company. On the same date, the Company entered into a loan agreement with this customer and the Company delivered a secured promissory note in the amount of $2,000 with a maturity date of April 11, 2004, bearing an interest rate of 10%. The Company did not pay the amount due on April 11, 2004 and is in default on the loan. The customer has not formally declared the loan to be in default and is in discussions with the Company regarding the indebtedness.

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

      As of May 10, 2004, the Company was in default on an aggregate of $2,565 of its borrowings.

      Principal maturities of notes payable and long-term debt as of March 31, 2004 are as follows:

      2005....     $ 8,887
      2006....       1,420
                   -------
      Total...     $10,307
                   =======

6.RESTRUCTURING CHARGES

      During the first quarter of fiscal 2003, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with the Company and continuing through the sale of SEG. The current cash value of the award is approximately $678. The Company is accruing these agreements over the expected service period, which has been based upon the estimated timing of the sale of SEG. During the three-month and six-month periods ended March 31, 2003, the Company recorded restructuring charges relating to these retention agreements of $400 and $600, respectively. No such charges have been recorded during the first six months of fiscal 2004.

      A summary of the remaining restructuring costs as of March 31, 2004 is as follows:

                                     LIABILITY AT      CASH       NON-CASH    LIABILITY AT
                                     SEPTEMBER 30,    AMOUNTS      AMOUNTS      MARCH 31,
                                         2003         INCURRED    INCURRED        2004
                                     ------------     --------    --------    ------------
Severance payments to employees...   $         46     $     22    $     --    $         24
Exit costs from facilities........          1,316           10       1,000             306
Retention agreements..............            600           --          --             600
                                     ------------     --------    --------    ------------
          Total...................   $      1,962     $     32    $  1,000    $        930
                                     ============     ========    ========    ============

7.WARRANTY COSTS

      The Company estimates the cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability may be required. The Company recorded warranty provisions totaling $21 and $37 for the three months ended March 31, 2004 and March 31, 2003, respectively, and $27 and $87 for the six months ended March 31, 2004 and 2003, respectively.

8.PENSION EXPENSE

      The Company has a noncontributory pension plan for certain employees hired prior to September 1996 that meet certain minimum eligibility requirements. The level of retirement benefits is based on a formula, which considers both employee compensation and length of credited service.

      The components of pension expense for the three and six months ended March 31, 2004 and 2003 are summarized as follows:

                      THREE MONTHS ENDED          SIX MONTHS ENDED
                           MARCH 31,                  MARCH 31,
                      ------------------        ------------------
                       2004         2003         2004         2003
                      -----        -----        -----        -----
Service cost.....     $  60        $  57        $ 120        $ 114
Interest cost....        52           51          104          102
Actuarial gain...       (15)         (62)         (31)        (124)
Other............        18           --           37           --
                      -----        -----        -----        -----
Pension expense..     $ 115        $  46        $ 230        $  92
                      =====        =====        =====        =====

      The Company has not made any contributions to the pension plan during the first six months of fiscal 2004.

9.SALE OF CERTAIN ASSETS

      On October 20, 2003 the Company entered into an agreement to sell certain assets of its Systemation Business consisting primarily of inventory and intellectual property. Under the terms of the sale agreement, the Company received $40 in cash and a promissory note for the nominal amount of approximately $3,600. The note is repayable in increasing periodic payments through November 15, 2008. The Company recorded the note at its estimated fair value of approximately $2,300 at an estimated effective interest rate of 15%. The Company made certain assumptions in valuing the promissory note including existing market conditions, marketability of the note, and other market variables affecting the realization of the note during the long period involved. The Company has concluded that collection of the note cannot be reasonably assured on the basis that the buyer is a new entity with limited financial history upon which to make a determination. Accordingly, the Company deferred the gain on this sale of approximately $1,900, which is being recognized as payments are received on the note. During the six months ended March 31, 2004, the Company received principal payments of $122 and recognized $66 of the deferred gain. The Company also recorded during the period interest income of $45 and accretion income on the note of $135.

10. SEGMENT INFORMATION

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

      The accounting policies of each segment are the same as those described in the annual report on Form 10-K. Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were approximately $56 and $15 for the three months ended March 31, 2004 and 2003, respectively, and $149 and $26 for the six months ended March 31, 2004 and 2003, respectively. All intercompany profits are eliminated in consolidation. Other income (loss) includes unallocated corporate general and administrative expenses. Other assets are comprised primarily of corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for the Semiconductor Equipment Group, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's unaudited reportable segments. All intercompany transactions have been eliminated.

                                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  MARCH 31,                        MARCH 31,
                                                                          ------------------------        ------------------------
                                                                            2004            2003            2004            2003
                                                                          --------        --------        --------        --------
REVENUES:
Semiconductor Equipment............................................       $  8,873        $  5,712        $ 13,486        $ 11,046
Acuity CiMatrix....................................................          6,706           3,676          12,430           8,730
                                                                          --------        --------        --------        --------
          Total revenues...........................................       $ 15,579        $  9,388        $ 25,916        $ 19,776
                                                                          ========        ========        ========        ========
LOSS FROM OPERATIONS:
Semiconductor Equipment............................................       $   (616)       $(10,748)       $ (2,148)       $(15,481)
Acuity CiMatrix....................................................            600          (1,317)            648          (2,847)
Other..............................................................         (2,769)         (2,469)         (5,256)         (4,616)
                                                                          --------        --------        --------        --------
          Total loss from operations...............................       $ (2,785)       $(14,534)       $ (6,756)       $(22,944)
                                                                          ========        ========        ========        ========
DEPRECIATION AND AMORTIZATION:
Semiconductor Equipment............................................       $    484        $    852        $    953        $  1,932
Acuity CiMatrix....................................................            475             596             950           1,253
Other..............................................................             22              47              40              98
                                                                          --------        --------        --------        --------
          Total depreciation and amortization......................       $    981        $  1,495        $  1,943        $  3,283
                                                                          ========        ========        ========        ========
TOTAL ASSETS:
Semiconductor Equipment............................................       $ 22,149        $ 24,840        $ 22,149        $ 24,840
Acuity CiMatrix....................................................         14,032          15,058          14,032          15,058
Other..............................................................          9,334           1,001           9,334           1,001
                                                                          --------        --------        --------        --------
          Total assets.............................................       $ 45,515        $ 40,899        $ 45,515        $ 40,899
                                                                          ========        ========        ========        ========
EXPENDITURES FOR PLANT AND EQUIPMENT, NET:
Semiconductor Equipment............................................       $     --        $    (93)       $     --        $    216
Acuity CiMatrix....................................................             52               6              71              18
                                                                          --------        --------        --------        --------
          Total expenditures for plant and equipment, net..........       $     52        $    (87)       $     71        $    234
                                                                          ========        ========        ========        ========
CAPITALIZED AMOUNTS OF SOFTWARE
   DEVELOPMENT COSTS:
Semiconductor Equipment............................................       $     --        $    177        $     --        $    388
Acuity CiMatrix....................................................            214             140             391             306
                                                                          --------        --------        --------        --------
          Total capitalized amounts of software development costs..       $    214        $    317        $    391        $    694
                                                                          ========        ========        ========        ========

11.GOODWILL

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company conducts a periodic assessment, annually or more frequently, if impairment indicators exist on the carrying value of its goodwill.

      In accordance with SFAS No. 142, the Company initiated a goodwill impairment assessment during the first quarter of fiscal 2003 and we updated this assessment at the end of fiscal 2003. The results of these analyses concluded that there was no impairment charge.

12.STOCK-BASED COMPENSATION

      The Company accounts for equity-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services." Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

      Had compensation cost for the Company's stock based compensation plans been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reported at the pro-forma amounts indicated below.

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  MARCH 31,                       MARCH 31,
                                                           ------------------------        ------------------------
                                                             2004            2003            2004            2003
                                                           --------        --------        --------        --------
Net loss..............................................     $ (3,947)       $(14,832)       $ (8,584)       $(23,366)
Deduct: Total stock-based compensation expense
determined under the fair value based method for
all stock option awards (net of related tax effects)..         (763)           (401)         (1,199)           (970)
                                                           --------        --------        --------        --------
 Net loss - pro forma.................................     $ (4,710)       $(15,233)       $ (9,783)       $(24,336)
                                                           ========        ========        ========        ========
Earnings per share:
   Basic and diluted - as reported....................     $  (0.22)       $  (1.21)       $  (0.52)       $  (1.92)
                                                           ========        ========        ========        ========
   Basic and diluted - pro forma......................     $  (0.26)       $  (1.25)       $  (0.59)       $  (2.00)
                                                           ========        ========        ========        ========

13. STOCKHOLDERS' EQUITY

      On September 26, 2003, we raised $5,000 in gross proceeds ($4,600, net of offering costs) in a private placement of our shares and warrants to accredited investors. In December 2003 the lead investor in the September 26, 2003 private placement exercised an option to invest an additional $1,000.

      On February 23, 2004, the Company completed a private placement of 667 shares of common stock at $3.00 per share, raising $2,000 in gross proceeds. The buyer of the shares also acquired a warrant to purchase, within six months, up to an additional 645 shares of common stock at a price of $3.10 per share, or an aggregate purchase price of $2,000. Additionally, under terms of the Company's private placement completed in September 2003, participants in that placement had the right to purchase shares, on equivalent terms, in the current private placement. These prior participants exercised their right in February 2004 and acquired an additional 800 shares of common stock at $3.00 per share, resulting in gross proceeds of $2,400 to the Company.

      During the three months ended December 31, 2003, we issued 25 shares of our common stock to a supplier in exchange for the cancellation of approximately $19 of trade indebtedness owed to that supplier and purchase commitments aggregating $355 and on which we reported a loss of approximately $77 for the three months ended December 31, 2003. During the three months ended March 31, 2004, we issued 35 shares of our common stock to another supplier in exchange for the cancellation of approximately $31 of trade indebtedness owed to that supplier and purchase commitments aggregating $348 and on which we reported a loss of approximately $100.

14.RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued SFAS No. 132 (Revised 2003): "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted this statement on January 1, 2004, as required. However, the adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations, or cash flows.

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition in Financial Statements," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's financial position, results of operations, or cash flows.

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

      Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred operating losses in the six months ended March 31, 2004 and the twelve months ended September 30, 2003, 2002 and 2001 amounting to $6.8 million, $31.5 million, $40.5 million, and $83.2 million, respectively. Net cash used in operating activities amounted to $10.4 million, $2.9 million, $25.9 million and $12.6 million in the six months ended March 31, 2004 and the twelve months ended September 30, 2003, 2002 and 2001, respectively. Further, we have debt payments past due primarily relating to prior years' acquisitions. We continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows.

      In November 2002, we adopted a formal plan to sell the SEG business. In the period since the formal plan was adopted, the semiconductor equipment industry has entered the early stages of a growth cycle driven by rising semiconductor industry sales. Also, during this period the SEG business has (a) lowered its fixed costs and breakeven level of revenues, (b) reduced its liabilities through a series of debt-for-equity exchanges, and (c) recruited an experienced high technology executive to run the operations and oversee its eventual sale. While there can be no assurance of a successful outcome, we believe that given these changes in the business and the concurrent improvement in the semiconductor capital spending environment, the SEG business has the potential to generate positive cash flow from operations and return to profitability. Accordingly, we believe the timing of the SEG business' sale should be lengthened to allow for the realization of a sale price that more closely reflects what we believe is the business' inherent value. We have not changed our belief that the sale of the SEG business is in the best interests of shareholders, nor have we changed our desire to consummate a sale of the SEG business at the earliest practical time.

      The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down all or a significant portion of our debt, reduce accounts payable, and provide working capital for our remaining businesses, however, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. Because the timing and proceeds of a prospective sale of SEG is uncertain, we took steps during fiscal 2003 and the first six months of fiscal 2004 to improve our long-term self-sufficiency of working capital. On December 4, 2002, Pat V. Costa, our Chairman, President and CEO, loaned us $0.5 million and we issued a 9% Convertible Senior Note.

      On September 26, 2003, we raised $5.0 million in gross proceeds ($4.6 million, net of offering costs) in a private placement of our shares and warrants to accredited investors. In December 2003 the lead investor in the September 26, 2003 private placement exercised an option to invest an additional $1.0 million.

      On November 26, 2003, we completed a new revolving credit line with an aggregate $13.0 million of availability, a $3.0 million increase from our previous facility.

      In February 2004, we completed private placements of our common stock and warrants, which raised $4.4 million in gross proceeds ($4.1 million, net of offering expenses). A total of approximately 1.5 million shares of common stock were sold to accredited investors at $3.00 per share. We also issued to these accredited investors warrants to purchase up to approximately 1.4 million shares at $3.10 per share.

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

      REVENUE RECOGNITION

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In accordance with SAB No. 101, we recognize revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts including acceptance provisions.

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

      In December 2003, the SEC issued SAB No. 104, "Revenue Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position, results of operations, or cash flows.

      PROVISION FOR DOUBTFUL ACCOUNTS

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, on a case-by-case basis, analyzing customers' payment histories and information regarding customers' creditworthiness known to us. In addition, we record a provision based on the size and age of all receivable balances against which we do not have specific provisions. If the financial condition of our customers deteriorate, resulting in their inability to make payments, additional allowances may be required.

      INVENTORY VALUATION

      We reduce the carrying value of our inventory for estimated obsolescence or excess inventory by the difference between the cost of inventory and its estimated net realizable value based upon assumptions about future demand and market conditions. There can be no assurance that we will not have to take additional inventory provisions in the future, based upon a number of factors including: changing business conditions, shortened product life cycles, the introduction of new products and the effect of new technology.

      GOODWILL AND OTHER LONG-LIVED ASSET VALUATIONS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")

No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

      In accordance with SFAS No. 142, we initiated a goodwill impairment assessment during the first quarter of fiscal 2003 and we updated this assessment at the end of fiscal 2003. The results of these analyses concluded that there was no impairment charge. We will conduct a periodic assessment annually, or more frequently if impairment indicators exist, on the carrying value of our goodwill.

      INCOME TAX PROVISION

      We record a valuation allowance against deferred tax assets when we believe that it is more likely than not that these assets will not be realized. Because of our recurring losses and negative cash flows, we have provided a valuation allowance against all deferred taxes as of March 31, 2004 and September 30, 2003.

      WARRANTY PROVISION

      We estimate the cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. We recorded warranty provisions totaling $21 and $37 for the three months ended March 31, 2004 and March 31, 2003, respectively, and $27 and $87 for the six months ended March 31, 2004 and 2003, respectively.

      RESTRUCTURING PROVISIONS

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF Issue No. 94-3 had recognized the liability at the commitment date to an exit plan. We adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting SFAS No. 146 is recognized in the consolidated financial statements.

      STOCK-BASED COMPENSATION

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we have elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25," and have adopted the disclosure-only provisions of SFAS No. 123. Accordingly, for financial reporting purposes, compensation cost for stock options granted to employees is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Equity instruments issued to nonemployees are accounted for in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

      We account for equity-based compensation arrangements in accordance with the provisions of APB No. 25 and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. All equity-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and EITF Issue No. 96-18. Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of our stock and the exercise price.

      Had compensation cost for our stock based compensation plans been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, our net loss and net loss per share would have been reported at the pro-forma amounts indicated below.

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  MARCH 31,                       MARCH 31,
                                                           ------------------------        ------------------------
                                                             2004            2003            2004            2003
                                                           --------        --------        --------        --------
Net loss...............................................    $ (3,947)       $(14,832)       $ (8,584)       $(23,366)
Deduct: Total stock-based compensation expense
determined under the fair value based method for
all stock option awards (net of related tax effects)...        (763)           (401)         (1,199)           (970)
                                                           --------        --------        --------        --------
 Net loss - pro forma..................................    $ (4,710)       $(15,233)       $ (9,783)       $(24,336)
                                                           ========        ========        ========        ========
Earnings per share:
   Basic and diluted - as reported.....................    $  (0.22)       $  (1.21)       $  (0.52)       $  (1.92)
                                                           ========        ========        ========        ========
   Basic and diluted - pro forma.......................    $  (0.26)       $  (1.25)       $  (0.59)       $  (2.00)
                                                           ========        ========        ========        ========

      PROVISION FOR LITIGATION

      We periodically assess our exposure to pending litigation and possible unasserted claims against us in order to establish appropriate provisions for litigation. In establishing such provisions, we work with our counsel to consider the availability of insurance coverage, the likelihood of prevailing on a claim, the probable costs of defending the claim, and the prospects for, and costs of, resolution of the matter. It is possible that the litigation provisions established by us will not be sufficient to cover our actual liability and future results of operations for any particular quarterly or annual period could be materially adversely affected by the outcome of certain litigation or claims.

Results of Operations

      Bookings and revenues in the three-month period ended March 31, 2004 were $19.0 million and $15.6 million, respectively, as compared to $8.1 million and $9.4 million in the three-month period ended March 31, 2003. Bookings and revenues in the six-month period ended March 31, 2004 were $31.3 million and $25.9 million, respectively, as compared to $17.1 million and $19.8 million in the six-month period ended March 31, 2003. The increase in bookings reflects growth in our markets and increasing demand for our products.

      Revenues for our Semiconductor Equipment Group were $8.9 million for the three-month period ended March 31, 2004 which represented 57.0% of our total revenues, compared to $5.7 million, or 60.8% of revenues, in the three-month period ended March 31, 2003. Revenues for our Semiconductor Equipment Group were $13.5 million for the six-month period ended March 31, 2004 which represented 52.0% of our total revenues, compared to $11.1 million, or 55.9% of revenues, in the six-month period ended March 31, 2003. Revenues increased $4.3 million, or 92.3%, over the first quarter of 2004 as a result of increased demand for our products and improved lead times to procure inventory necessary to satisfy customer orders.

      Revenues for our Acuity CiMatrix division were $6.7 million for the three-month period ended March 31, 2004, which represented 43.0% of our total revenues, compared to $3.7 million, or 39.2% of total revenues, in the three-month period ended March 31, 2003. Revenues for our Acuity CiMatrix division were $12.4 million for the six-month period ended March 31, 2004, which represented 48.0% of our total revenues, compared to $8.7 million, or 44.1% of revenues, in the six-month period ended March 31, 2003. The increase in revenues is a result of increased demand for our products.

      Our gross profits in the three-month period ended March 31, 2004 increased by approximately $6.1 million in comparison to the same period of the prior year. Our gross profits in the six-month period ended March 31, 2004 increased by approximately $8.2 million in comparison to the same period of the prior year. The gross profit improvement reflects higher gross margins, as a percentage of revenues. Our gross margin in the three-month period ended March 31, 2004 was 42.7% compared to 5.4% in the prior year period. Our gross margin in the six-month period ended March 31, 2004 was 45.2% compared to 18.3% in the prior year period. The increase in gross profit during the three-month period ended March 31, 2004 is largely attributable to higher revenues compared to the prior year period, a $3.7 million inventory provision recorded in the second quarter of fiscal 2003 and a lower level of manufacturing overhead expenses in fiscal 2004 as a result of cost reduction measures initiated during fiscal 2003. The increase was partially offset by higher expenses associated with the launch of a new lead scanner product at the Semiconductor Equipment Group during the March 2004 quarter. The improvement in gross profit during the six-month period ended March 31, 2004 was also impacted by higher expenses associated with this product launch.

      Research and development expenses were $2.5 million, or 16.0% of revenues, in the three-month period ended March 31, 2004 compared to $2.3 million, or 25.0% of revenues, in the three-month period ended March 31, 2003. Research and development expenses were $5.1 million, or 19.8% of revenues, in the six-month period ended March 31, 2004 compared to $5.5 million, or 27.9% of revenues, in the six-month period ended March 31, 2003. The lower level of expenses for the first six months of fiscal 2004 reflects lower fixed costs as a result of cost reductions taken in fiscal years 2002 and 2003, partially offset by increased spending on new product development in the current period. We intend to continue to invest in new wafer scanning systems and enhanced capabilities for our lead scanning systems in our Semiconductor Equipment Group and to enhance our machine vision and two-dimensional bar code reading products in our Acuity CiMatrix division.

      In the three-month and six-month periods ended March 31, 2004, we have capitalized approximately $0.2 million and $0.4 million, respectively, of software development costs under SFAS No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed," as compared with $0.3 million and $0.7 million in the three-month and six-month periods ended March 31, 2003, respectively. The related amortization expense was $0.5 million and $1.0 million during the three-month and six-month periods ended March 31, 2004, respectively, compared to $0.7 million and $1.4 million during the three-month and six-month periods ended March 31, 2003, respectively. The amortization expense is included in cost of sales. We did not capitalize software development expenditures incurred at the Semiconductor Equipment Group during the three months and six months ended March 31, 2004 as the work performed during these periods did not qualify for capitalization under SFAS No. 86.

      Selling, general and administrative expenses were $7.0 million, or 44.6% of revenues, in the three-month period ended March 31, 2004, compared to $8.7 million, or 92.9% of revenues, in the three-month period ended March 31, 2003. Selling, general and administrative expenses were $13.3 million, or 51.5% of revenues, in the six-month period ended March 31, 2004, compared to $16.9 million, or 85.3% of revenues, in the three-month period ended March 31, 2003. The lower level of expenses in the latest period reflects lower fixed costs as a result of cost reductions undertaken during fiscal 2003, partially offset by higher commission expense on increased revenues.

      During the three-month and six-month periods ended March 31, 2003, we recorded restructuring charges of $4.0 million and $4.2 million, respectively. During the first quarter of fiscal 2003, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with the Company and continuing through the sale of SEG. The current cash value of the award is approximately $0.7 million. The Company has accrued for these agreements over the expected service period which was based upon the estimated timing of the sale of SEG. The Company accrued $0.4 million and $0.6 million for the three-month and six-month periods ended March 31, 2003, respectively. No such accruals have been recorded during the first six months of fiscal 2004.

      In the second quarter of fiscal 2003, we closed our New Berlin, WI and Tucson, AZ facilities and consolidated these SEG operations into our Hauppauge, NY facility. This facility consolidation resulted in accruing lease costs relating to these facilities, writing off tangible and intangible assets, and a reduction of approximately 50 employees. The charge for this facility consolidation totaling $6.9 million was comprised of inventory charges of $3.4 million, facility exit costs of $2.5 million, property plant and equipment write-offs of $0.4 million, severance charges of $0.2 million, and other asset write-offs of $0.4 million.

      A summary of the remaining restructuring costs as of March 31, 2004 is as follows (in thousands):

                                     LIABILITY AT     CASH       NON-CASH    LIABILITY AT
                                     SEPTEMBER 30,   AMOUNTS     AMOUNTS       MARCH 31,
                                         2003        INCURRED    INCURRED       2004
                                     -------------   --------    --------    ------------
Severance payments to employees..       $   46       $   22       $   --       $   24
Exit costs from facilities.......        1,316           10        1,000          306
Retention agreements.............          600           --           --          600
                                        ------       ------       ------       ------
          Total..................       $1,962       $   32       $1,000       $  930
                                        ======       ======       ======       ======

      On October 20, 2003 we entered into an agreement to sell certain assets of our Systemation Business consisting primarily of inventory and intellectual property. Under the terms of the sale agreement, we received $40,000 in cash and a promissory note for the nominal amount of approximately $3.6 million. The note is repayable in increasing periodic payments through November 15, 2008. We reflected the note at its estimated fair value of approximately $2.3 million at an estimated effective interest rate of 15%. We made certain assumptions in valuing the promissory note, including existing market conditions, marketability of the note, and other market variables affecting the realization of the note during the long period involved. We concluded that collection of the note cannot be reasonably assured on the basis that the buyer is a new entity with limited financial history upon which to make a determination.

Therefore, we deferred the gain on this sale of approximately $1.9 million, which will be recognized as payments are received on the note. During the six months ended March 31, 2004, we received principal payments of $122,000 and recognized $66,000 of the deferred gain. We also recorded during the period interest income of $45,000 and accretion income on the note of $135,000.

      The other gain of $0.2 million in fiscal 2003 related to an insurance settlement.

      Net interest expense was $1.2 million and $0.3 million in the three-month periods ended March 31, 2004 and 2003, respectively. Net interest expense was $1.8 million and $0.6 million in the six-month periods ended March 31, 2004 and 2003, respectively. The greater interest expense in fiscal 2004 primarily results from the non-cash amortization of deferred financing costs relating to the new facility entered into on November 26, 2003.

      There were no tax provisions in the three-month and six-month periods ended March 31, 2004 and 2003, due to the losses incurred and the full valuation allowance provided against net operating loss carryforwards.

Liquidity And Capital Resources

      Our cash balance increased $0.4 million to $0.8 million in the six months ended March 31, 2004, primarily as a result of $11.0 million of net cash provided by financing activities, largely offset by $10.4 million of net cash used in operating activities and $0.3 million of net cash used in investing activities.

      The $10.4 million of net cash used in operating activities was largely a result of the $8.6 million loss in the six-month period ended March 31, 2004, partially offset by $2.9 million in non-cash net expenses, and $4.7 million used as a result of changes in operating assets and liabilities.

      Additions to plant and equipment were $0.1 million in the six months ended March 31, 2004, as compared to $0.2 million in the six months ended March 31, 2003. Capitalized software development costs in the six months ended March 31, 2004, were $0.4 million as compared with $0.7 million in the six months ended March 31, 2003. We did not capitalize software development expenditures incurred at the Semiconductor Equipment Group during the three months ended March 31, 2004 as the work performed during this period did not qualify for capitalization under SFAS No. 86.

      Funds from financing activities were $11.0 million in the six months ended March 31, 2004, as compared to $1.6 million in the six months ended March 31, 2003. During the six months ended March 31, 2004, we received net proceeds from various financing activities of $4.6 million, our revolving line of credit borrowings increased by $7.1 million and repayment of long-term borrowings totaled approximately $0.7 million.

      Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow from operations, limited credit facilities, and the uncertainty of the sale of SEG, there is no certainty that we will have the financial resources to continue in business. We have incurred operating losses in the six months ended March 31, 2004 and the years ended September 30, 2003, 2002, and 2001 amounting to $6.8 million, $31.5 million, $40.5 million, and $83.2 million, respectively. Net cash used in operating activities amounted to $10.4 million, $2.9 million, $25.9 million and $12.6 million in the six months ended March 31, 2004 and the years ended September 30, 2003, 2002 and 2001, respectively.

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

      We have not changed our belief that the sale of the SEG business is in the best interests of shareholders, nor have we changed our desire to consummate a sale of the SEG business at the earliest practical time.

      On April 11, 2003, we entered into a settlement and release agreement with a major customer which provided for the release of certain claims among the parties and the payment of $1.0 million to us. On the same date, we entered into a loan agreement with this customer and we delivered a secured promissory note in the amount of $2.0 million with a maturity date of April 11, 2004, bearing an interest rate of 10%. We did not pay the amount due on April 11, 2004 and are in default on the loan. The customer has not formally declared the loan to be in default and we are in discussions with them regarding the indebtedness.

      On September 26, 2003, we closed a private placement of our securities raising $5.0 million in gross proceeds, $4.6 million of which was received by September 30, 2003 and the balance in early October 2003. In December 2003, the lead investor exercised an option to invest an additional $1.0 million on the same terms and conditions as the original funding, including warrants to purchase up to 0.2 million shares, increasing the total gross proceeds to $6.0 million. The net proceeds of the financing will be used for general corporate purposes, including working capital to support growth. A total of 2.4 million shares of common stock were sold in the private placement at $2.50 per share. The private placement also included warrants to purchase up to 1.2 million shares at $3.05 per share on or before September 26, 2008. Warrants were also issued to the placement agent to purchase up to 40,000 shares of common stock at $2.50 per share on or before September 26, 2007. All of such warrants may be exercised six months after September 26, 2003. Additionally, we were required to file a registration statement by November 26, 2003, and to cause such registration statement to become effective by January 25, 2004, or, in each case, to pay each investor 1% of the purchase price paid by such investor, as liquidated damages for each of the next two months and 2% per month thereafter. The completed registration statement became effective on April 6, 2004. As of March 31, 2004, we incurred and accrued liquidated damages of approximately $356,000 in connection with this obligation. In complete satisfaction of this obligation, we entered into a settlement agreement effective March 31, 2004, whereby we will issue 102,581 shares of RVSI common stock and pay $42,000 in cash to the investors.

      In February 2004, we completed private placements of our common stock and warrants which raised $4.4 million in gross proceeds ($4.1 million, net of offering expenses). A total of approximately 1.5 million shares of common stock were sold to accredited investors at $3.00 per share. We also issued to these accredited investors warrants to purchase up to approximately 1.4 million shares at $3.10 per share.

      We had a $10.0 million revolving credit facility which was due to expire on April 28, 2003. The termination date had been extended several times by the lender. This credit facility allowed for borrowings of up to 90% of eligible foreign receivables up to $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and any bank reserves.

      On November 26, 2003, we replaced the $10.0 million revolving credit line with a $13.0 million facility. The new facility has two revolving credit lines. The first of which accords us a maximum of $10.0 million and is collateralized by certain foreign receivables and inventory with availability subject to a borrowing base formula. This line, which is guaranteed by the Export-Import Bank of the United States, expires on November 30, 2005 and has a 7% interest rate. The second line is for a maximum of $3.0 million and is collateralized by certain domestic receivables. Availability under this line is subject to a borrowing base formula, which, as defined in the credit agreement, includes a $1.5 million overadvance feature. It expires on November 25, 2006 and has a 17% interest rate of which 5% can be capitalized at our option (as defined in the agreement). The facility contains covenants pertaining to our net worth and to fixed charge coverage (as defined). We can prepay the facility at our discretion. In the event of the sale of SEG, we are required to repay in full the $10.0 million credit line. The $3.0 million credit line continues subject to our meeting certain financial conditions. The facility also includes an annual commitment fee of 0.5% based on the unused portion of the facility. At March 31, 2004, the aggregate amount available under the lines was approximately $1.3 million, against which we had $11.7 million of borrowings. We did not meet the fixed charge covenant for the three months ended March 31, 2004, and we received a waiver from the lender for the covenant violation.

      In connection with the facility, we issued a warrant to purchase 2.2 million shares of our common stock at an exercise price of $0.01 per share to the lender and a warrant to purchase 60,000 shares of our common stock at an exercise price of $0.01 per share to the placement agent. We recorded a deferred financing cost asset for the fair value of the warrants (determined using the Black-Scholes pricing model), of approximately $7.4 million, which is being amortized and charged to interest expense over the life of the facility. The lender exercised its warrant on December 18, 2003.

      During the six months ended March 31, 2004, we issued 60,000 shares of our common stock to suppliers in exchange for the cancellation of approximately $50,000 of trade indebtedness owed to such suppliers and forgiveness of $703,000 of purchase order commitments.

      As of March 31, 2004, we were in default on an aggregate of $2.6 million of our borrowings.

      On November 21, 2001, the $1.5 million note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, we agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $0.5 million through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $0.5 million. Pursuant to an oral agreement with the former principals of Abante, we paid on November 21, 2001 the interest, $250 thousand of note principal and approximately $112 thousand of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. We continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250 thousand of note principal and approximately $150 thousand of the first annual installment on February 21, 2002, and paying approximately $238 thousand of the first annual installment on May 21, 2002. We did not make either the November 2002 note principal payment of $1.0 million or a significant portion of the November 2002 annual installment payment of $0.5 million. In addition, we did not make a significant portion of the November 2003 annual installment payment of $0.5 million. On December 19, 2003, we entered into a settlement agreement with the former principals of Abante, who agreed to forbear from taking action against us for fifteen months. Pursuant to this agreement, we paid $0.3 million in January 2004, agreed to make additional monthly payments of at least $35,000, and agreed to pay the remaining balance due upon the sale of SEG, subject to certain conditions. As of March 31,

2004, the remaining outstanding balances on the note payable and post-closing installment payments were $0.3 million and $1.8 million, respectively.

      On January 3, 2002, a payment of $1.85 million under notes issued to the former shareholders of Auto Image ID, Inc. ("AIID") came due together with interest at the prime rate. On the due date, we paid the interest and approximately $240,000 of note principal to certain of these shareholders. We reached an agreement with the other former shareholders to pay the sums originally due on January 3, 2002 in three approximately equal principal installments in April 2002, August 2002 and December 2002. In exchange for the deferral, we issued warrants to purchase 183,188 shares of our common stock at an exercise price of $5.70 per share. The fair value of these warrants (determined using the Black-Scholes pricing model), totaling approximately $0.1 million, was charged to operations through January 2003. In accordance with the agreement with the other former stockholders, we made note principal and interest payments on April 1, 2002 of approximately $0.5 million and $31,000, respectively, and note principal and interest payments on August 1, 2002 of $0.5 million and $29,000, respectively. We did not make the December 2002 and January 2003 installment payments due of $0.5 million and $1.9 million, respectively, and were therefore in default. Seven of the former shareholders filed lawsuits against us seeking payment of all amounts currently past due. In July 2003, we reached a settlement with certain of these noteholders. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. On October 29, 2003, additional noteholders agreed to forbear from taking action until May 1, 2004. We agreed to issue these noteholders warrants to purchase 59,031 shares of our common stock at exercise prices ranging from $2.50 per share to $3.60 per share and paid these noteholders the outstanding interest that had accrued through June 1, 2003. The balance of the notes of $1.9 million became due on January 3, 2004 and was not paid by us. In April 2004, the largest noteholders representing $3.7 million of the total principal owed agreed to forbear on taking action to enforce their notes until the earlier of December 1, 2005, or the occurrence of certain events. We agreed to issue to these noteholders warrants to purchase 200,000 shares at an exercise price of $0.01 per share, pay interest on the outstanding balance at a 7% annual rate, make periodic principal and interest payments and increase the principal amount on the notes by $0.5 million. The agreement also calls for us to offer an agreement with similar terms to the other noteholders.

      We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows (in thousands):

TWELVE MONTH PERIOD ENDING MARCH 31:     FACILITIES     EQUIPMENT        TOTAL
------------------------------------     ----------     ---------        ------
              2005.....................    $1,437         $   15         $1,452
              2006.....................     1,020              1          1,021
              2007.....................       913              1            914
              2008.....................       932              1            933
              2009.....................       950             --            950
              Thereafter...............     1,964             --          1,964
                                           ------         ------         ------
              Total....................    $7,216         $   18         $7,234
                                           ======         ======         ======

      Purchase Commitments -- As of March 31, 2004, we had approximately $17.1 million of purchase commitments with vendors. Approximately $15.6 million were for the Semiconductor Equipment Group, and included computers and manufactured components for the division's lead and wafer scanning product lines. Approximately $1.5 million were for the Acuity CiMatrix division and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next eighteen months.

Effect of Inflation

      Management believes that during the three and six months ended March 31, 2004 the effect of inflation was not material.

Recent Accounting Pronouncements

      In December 2003, the FASB issued SFAS No. 132 (Revised 2003): "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We adopted this statement on January 1, 2004, as required. However, the adoption of this pronouncement did not have a material effect on our financial position, results of operations, or cash flows.

      In December 2003, the SEC issued SAB No. 104, "Revenue Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position, results of operations, or cash flows.

Forward-Looking Statements and Associated Risks

      This report contains forward-looking statements including statements regarding, among other items, financing activities and anticipated trends in our business, which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements are based largely on our expectations and are subject to a number of risks and uncertainties, some of which cannot be predicted or quantified and are beyond our control, including the following: we may not have sufficient resources to continue as a going concern; any significant downturn in the highly cyclical semiconductor industry or in general economic conditions would likely result in a reduction of demand for our products and would be detrimental to our business; our Acuity CiMatrix business faces significant competition; we will be unable to achieve profitable operations unless we increase quarterly revenues or make further reductions in our costs; a loss of or decrease in purchases by one of our significant customers could materially and adversely affect our revenues and profitability; economic difficulties encountered by certain of our foreign customers may result in order cancellations and reduced collections of outstanding receivables; development of our products requires significant lead time and we may fail to correctly anticipate the technical needs of our markets; inadequate cash flows and restrictions in our banking arrangements may impede production and prevent us from investing sufficient funds in research and development; the loss of key personnel could have a material adverse effect on our business; our common stock is quoted on the OTC Bulletin Board; the large number of shares available for future sale could adversely affect the price of our common stock; and the volatility of our stock price could adversely affect the value of an investment in our common stock.

      Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this report, including those set forth above, describe factors, among others, that could contribute to or cause such differences.

      This Form 10-Q should be read in conjunction with detailed risk factors in our annual report on Form 10-K, and other filings with the Securities and Exchange Commission.

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

      We have minimum exposure to the impact of fluctuation on interest rates, primarily because our indebtedness is based on fixed interest rates.

      We believe that our exposure to currency exchange fluctuation risk is insignificant because the operations of our international subsidiaries are immaterial. Sales of our U.S. divisions to foreign customers are primarily U.S. dollar denominated. During fiscal 2003 and 2004, we did not engage in foreign currency hedging activities. Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of foreign currency sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

      We estimate the fair value of our notes payable and long-term liabilities based on quoted market prices for the same or similar issues or on current rates offered to us for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value.

ITEM 4. CONTROLS AND PROCEDURES

     Grant Thornton, LLP, our independent auditors, and our management advised our Audit Committee that certain significant deficiencies in internal controls were noted. These deficiencies related to the segregation of duties within the accounts payable function and also the need to periodically test the computer back-up recovery systems.

     Our Chief Executive Officer and our Chief Financial Officer believe that procedures followed by us provided reasonable assurance that the identified deficiencies did not lead to material misstatements in our consolidated financial statements. However, we recognized the need to improve segregation of duties in the accounts payable function and also the need to periodically test the computer back-up recovery system and have implemented additional controls to address these deficiencies.

     Consequently, taking into account the issues and corrective measures noted above in their review as of March 31, 2004, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     Except for the corrective actions referred to above, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

      During the three months ended March 31, 2004, we issued 35,000 shares of our common stock to suppliers in exchange for the cancellation of approximately $31,000 of trade indebtedness owed to such supplier and forgiveness of $348,000 of purchase order commitments.

      During the three months ended March 31, 2004, we issued 15,826 shares of our common stock to non-employee members of our Board of Directors as compensation for their attendance at board and committee meetings held during that period.

      In February 2004, we completed private placements of our common stock and warrants, which raised $4.4 million in gross proceeds. A total of approximately
1.5 million shares of common stock were sold to accredited investors at $3.00 per share. We also issued to these accredited investors warrants to purchase up to approximately 1.4 million shares at $3.10 per share. The placement agent, Barrington Research Associates, Inc., received warrants to purchase 20,000 shares of common stock at an exercise price of $3.00 per share.

      The securities that were issued in the foregoing transactions were not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, and as such, exempt from such registration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders was held on March 19, 2004.

      At that meeting, five directors were elected. The vote was as follows:

                                            WITHHOLD
                            FOR            AUTHORITY
                         ----------        ---------
Pat V. Costa.........    13,158,303        1,332,707
Frank A. DiPietro....    14,015,882          475,128
Jonathan Howe........    14,021,611          469,399
Howard Stern.........    13,190,342        1,300,668
Robert H. Walker.....    13,220,195        1,270,815

      At that meeting, the shareholders ratified our 2004 Stock Option Plan. The vote was as follows:

For........          5,511,256
Against....          2,519,844
Abstain....             67,045
Unvoted....          6,392,865

      At that meeting, the shareholders ratified the selection of Grant Thornton LLP as our independent auditors for fiscal 2004. The vote was as follows:

For........        14,443,453
Against....            25,803
Abstain....            21,754

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

              EXHIBIT
                NO                     DESCRIPTION
              -------                  -----------
               31.1      Rule 13a-14(a) Certification of Chief Executive Officer
               31.2      Rule 13a-14(a) Certification of Chief Financial Officer
               32.1      Section 1350 Certifications

      (b) Reports on Form 8-K for the quarter ended March 31, 2004.

          During the quarter ended March 31, 2004, we filed or submitted the following current reports on Form 8-K

          Current report on Form 8-K, dated February 13, 2004, was submitted to the SEC on February 13, 2004. The item reported was:

             Item 12 - Results of Operations and Financial Condition, which reported the issuance of a press release announcing our financial results for the quarter ended December 31, 2003.

          Current report on Form 8-K, dated February 23, 2004, was filed with the SEC on February 23, 2004. The items reported were:

             Item 5 -- Other Events and Regulation FD Disclosure, which reported the issuance of a press release announcing the completion of a private offering of stock.

             Item 7 --Financial Statements and Exhibits, which identified the exhibits filed with the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Robotic Vision Systems, Inc.
                                           Registrant

Dated: May 13, 2004                        /s/ Pat V. Costa
                                           -------------------------------------
                                           Pat V. Costa
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                           /s/ Jeffrey P. Lucas
                                           -------------------------------------
                                           Jeffrey P. Lucas
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)