Form 10-Q
period 2004-06-30
ROBOTIC VISION SYSTEMS INC
filed 2004-08-13
CIK 225868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004           Commission File Number 0-8623

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Number of shares of common stock outstanding as of August 6, 2004:  21,008,125

      Unless otherwise indicated, the information contained in this quarterly report gives effect to a one-for-five reverse split of our common stock effected on November 26, 2003.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             (UNAUDITED)
                                                                               JUNE 30,     SEPTEMBER 30,
                                                                                2004            2003
                                                                             -----------     -----------
                       ASSETS

 Current Assets:
  Cash and cash equivalents.............................................     $        30     $       367
  Accounts receivable, net..............................................          12,941           9,501
  Inventories...........................................................          10,312          10,995
  Prepaid expenses and other current assets.............................           2,291           1,561
                                                                             -----------     -----------
    Total current assets................................................          25,574          22,424
  Plant and equipment, net..............................................           3,647           2,218
  Goodwill..............................................................           1,333           1,333
  Software development costs, net.......................................           4,231           5,227
  Other assets..........................................................           2,296           2,791
  Deferred financing costs..............................................           6,730              --
                                                                             -----------     -----------
                                                                             $    43,811     $    33,993
                                                                             ===========     ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Revolving credit facility.............................................     $    13,605     $     4,635
  Notes payable and current portion of long-term debt...................           5,741           8,835
  Accounts payable current..............................................           5,096           3,019
  Accounts payable past-due.............................................           4,873           6,546
  Accrued expenses and other current liabilities........................          15,496          18,430
  Deferred gross profit.................................................           2,038           1,693
                                                                             -----------     -----------
   Total current liabilities............................................          46,849          43,158
  Long-term debt........................................................           4,015           1,285
                                                                             -----------     -----------
   Total liabilities....................................................          50,864          44,443
  Commitments and contingencies.........................................
  Stockholders' Deficit:
  Common stock, $.01 par value; shares authorized, 100,000 shares;
   issued and outstanding, June 30, 2004 - 19,031 and September 30,
   2003 - 14,724........................................................             190             147
  Additional paid-in capital............................................         314,465         299,768
  Accumulated deficit...................................................        (320,380)       (308,920)
  Accumulated other comprehensive loss..................................          (1,328)         (1,445)
                                                                             -----------     -----------
   Total stockholders' deficit..........................................          (7,053)        (10,450)
                                                                             -----------     -----------
                                                                             $    43,811     $    33,993
                                                                             ===========     ===========

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                       -------------------------     -------------------------
                                                          2004           2003           2004           2003
                                                       ---------     -----------     ---------     -----------
Revenues.........................................      $  13,624     $    10,125     $  39,540     $    29,901
Cost of revenues.................................          7,483           6,036        21,692          22,198
                                                       ---------     -----------     ---------     -----------
  Gross profit...................................          6,141           4,089        17,848           7,703
                                                       ---------     -----------     ---------     -----------
Operating costs and expenses:
  Research and development expenses..............          2,786           2,456         7,915           7,973
  Selling, general and administrative expenses...          6,015           6,873        19,349          23,743
  Restructuring and other charges................             --             140            --           4,311
  Gain on sale of assets.........................         (1,259)           (350)       (1,441)           (350)
                                                       ---------     -----------     ---------     -----------
Loss from operations.............................         (1,401)         (5,030)       (7,975)        (27,974)
  Other gains (losses)...........................             --           2,126          (193)          2,322
  Interest expense, net..........................         (1,475)           (348)       (3,292)           (966)
                                                       ---------     -----------     ---------     -----------
Loss before income taxes.........................         (2,876)         (3,252)      (11,460)        (26,618)
Provision for income taxes.......................             --              --            --              --
                                                       ---------     -----------     ---------     -----------
  Net loss.......................................      $  (2,876)    $    (3,252)    $ (11,460)    $   (26,618)
                                                       =========     ===========     =========     ===========
Loss per share:
  Basic and diluted..............................      $   (0.15)    $     (0.26)    $   (0.66)    $     (2.17)
                                                       =========     ===========     =========     ===========
Weighted average shares:
  Basic and diluted..............................         18,968          12,309        17,325          12,240
                                                       =========     ===========     =========     ===========

                 See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     FOR THE NINE MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                      COMMON STOCK                                           ACCUMULATED
                                -----------------------     ADDITIONAL                          OTHER               TOTAL
                                  NUMBER                      PAID-IN       ACCUMULATED      COMPREHENSIVE       STOCKHOLDERS'
                                OF SHARES        AMOUNT       CAPITAL         DEFICIT             LOSS              DEFICIT
                                ---------        ------     ----------      -----------      -------------       -------------
BALANCE, OCTOBER 1, 2003.....     14,724         $  147      $ 299,768       $ (308,920)       $ (1,445)          $ (10,450)
Shares issued in
  connection with the
  exercise of stock
  options and warrants.......      2,319             23          7,415               --              --               7,438
Shares and warrants issued
  for professional services..         21             --            119               --              --                 119
Shares and warrants issued
  in connection with the
  private placement of
  common stock...............      1,969             20          5,375               --              --               5,395
Shares issued in exchange
  for debt...................         60             --            227               --              --                 227
Warrants issued..............         --             --          1,561               --              --               1,561
Cancellation of restricted
  shares.....................        (62)            --             --               --              --                  --
Translation adjustment.......         --             --             --               --             117                 117
Net loss.....................         --             --             --          (11,460)             --             (11,460)
                                  ------         ------      ---------       ----------        --------           ---------
BALANCE, JUNE 30, 2004.......     19,031         $  190      $ 314,465       $ (320,380)       $ (1,328)          $  (7,053)
                                  ======         ======      =========       ==========        ========           =========

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                     NINE MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                               ------------------------
                                                                                                   2004        2003
                                                                                               -----------  -----------
OPERATING ACTIVITIES:
Net loss.....................................................................................  $   (11,460) $   (26,618)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of operating assets..........................................        2,982        4,745
  Amortization of deferred financing costs...................................................        2,320           --
  Non-cash interest..........................................................................          118           12
  Loss (gain) on shares exchanged for debt...................................................          177       (1,126)
  Loss on retirement of fixed assets.........................................................          117          693
  Gain on settlement of accounts payable.....................................................         (182)          --
  Issuance of warrants and shares in lieu of cash............................................           --           93
  Bad debt provision.........................................................................           33          886
  Inventory provision........................................................................           --        3,703
  Warranty provision.........................................................................           27          158
  Gain on sale of assets.....................................................................       (1,441)        (350)
  Deferred gross profit......................................................................          345        1,413
  Accretion income on note receivable........................................................         (190)          --
  Accretion expense on note payable..........................................................          125           --
  Changes in operating assets and liabilities:
      Accounts receivable....................................................................       (3,473)       2,213
      Inventories............................................................................         (302)       6,011
      Prepaid expenses and other current assets..............................................         (704)         156
      Other assets...........................................................................           (8)         668
      Accounts payable current...............................................................        2,259       (4,884)
      Accounts payable past-due..............................................................       (1,623)       5,015
      Accrued expenses and other current liabilities.........................................       (2,064)       3,404
                                                                                               -----------  -----------
  Net cash used in operating activities......................................................      (12,944)      (3,808)
                                                                                               -----------  -----------
INVESTING ACTIVITIES:
Additions to plant and equipment, net........................................................       (2,074)        (197)
Additions to software development costs......................................................         (568)        (993)
Payments received from sale of assets........................................................        1,958          350
Payments received on note receivable.........................................................          149           --
                                                                                               -----------  -----------
  Net cash used in investing activities......................................................         (535)        (840)
                                                                                               -----------  -----------
FINANCING ACTIVITIES:
Issuance of convertible note.................................................................           --          500
Issuance of promissory note..................................................................           --        2,000
Proceeds from exercise of stock options and warrants.........................................          187           --
Proceeds from private placement of common stock, net of offering costs.......................        5,062           --
Loan refinancing costs.......................................................................         (535)          --
Net proceeds from revolving credit facility..................................................        8,970        2,854
Increase in notes payable and current portion of long-term debt..............................          261           --
Repayment of long-term borrowings............................................................         (920)        (213)
                                                                                               -----------  -----------
  Net cash provided by financing activities..................................................       13,025        5,141
                                                                                               -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.................................          117          (18)
                                                                                               -----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................................         (337)         475
CASH AND CASH EQUIVALENTS:
  Beginning of period........................................................................          367          220
                                                                                               -----------  -----------
  End of period..............................................................................  $        30  $       695
                                                                                               ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid..............................................................................  $       509  $       481
                                                                                               ===========  ===========
  Taxes paid.................................................................................  $        51  $        43
                                                                                               ===========  ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Discount on convertible debt..................................................               $        --  $        65
                                                                                               ===========  ===========
  Trade payables exchanged with shares of common stock..........................               $        50  $     1,735
                                                                                               ===========  ===========

                 See notes to consolidated financial statements.

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS OVERVIEW AND GOING CONCERN CONSIDERATIONS

      The unaudited consolidated financial statements of Robotic Vision Systems, Inc. and its subsidiaries (the "Company") which include the consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and nine months ended June 30, 2004 and June 30, 2003, the consolidated statements of cash flows for the nine months ended June 30, 2004 and June 30, 2003, and the consolidated statement of stockholders' deficit for the nine months ended June 30, 2004 have been prepared by the Company. In the opinion of management, all adjustments (which include mainly recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows as of June 30, 2004 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2003. The operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year. Certain previously reported amounts have been reclassified to conform with the current period presentation.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses for the nine months ended June 30, 2004, fiscal 2003, 2002 and 2001 amounting to $8.0 million, $31.5 million, $40.5 million and $83.2 million, respectively, and negative cash flows from operations for the nine months ended June 30, 2004, fiscal 2003, 2002 and 2001 amounting to $12.9 million, $2.9 million, $25.9 million and $12.6 million, respectively. For the quarter ended June 30, 2004, the Company incurred an operating loss of $1.4 million and used net cash of $2.4 million in operations, compared with $2.8 million and $4.1 million, respectively, for the quarter ended March 31, 2004. Further, the Company has debt payments due which relate primarily to acquisitions the Company has made. These conditions among others, raise doubt about the Company's ability to continue as a going concern.

      The Company has prepared and is executing a plan to meet its financial needs. The Company has undertaken several measures during fiscal 2003 and subsequently to reduce its losses, strengthen its working capital position and provide additional liquidity. During fiscal 2003 it pared its fixed costs significantly, reduced its operating losses and lowered its breakeven level of revenues. On December 4, 2002, the Company received $500,000 from the issuance of a convertible note. On April 11, 2003, the Company received a $1.0 million settlement payment and a $2.0 million loan from a major customer. On September 26, 2003, the Company completed a private placement of its common stock which, along with the exercise on December 1, 2003 of an option to purchase additional shares by its lead investor, raised gross proceeds of $6.0 million. On November 26, 2003, the Company replaced its existing revolving credit facility with a new facility, which increased its maximum borrowing availability to $13.0 million. In February 2004, the Company completed private placements of its common stock and warrants, which raised $4.4 million in gross proceeds ($4.1 million, net of offering expenses). A total of approximately 1.5 million shares of common stock were sold to accredited investors at $3.00 per share. The Company also issued to these accredited investors warrants to purchase up to approximately 1.4 million shares at $3.10 per share. On June 25, 2004, the Company amended its revolving credit facility to increase the maximum borrowing availability from $13.0 million to $16.0 million. To increase the availability to the full $16.0 million, the agreement with the lender required the Company to separately add at least $2.0 million of additional working capital. On July 23, 2004 the Company raised an additional $2.4 million ($2.2 million, net of offering expenses) in equity in the form of a private placement for 1,175,605 shares at $2.05 per share. The buyers of the shares also acquired warrants to purchase up to an additional 529,023 shares of common stock. In connection with the June 2004 revolving credit facility amendment, the Company issued to the lender a warrant to purchase up to 450,000 shares of common stock, at an exercise price of $0.01 per share through November 30, 2008. As of June 25, 2004, the warrant was exercisable for 200,000 shares of common stock. Additional shares will become available for exercise if the maximum amount of borrowings outstanding under the Company's credit facility reaches certain thresholds specified in the warrant. The lender exercised the warrant with respect to 200,000 shares on June 28, 2004 and the shares were issued on July 1, 2004.

      The Company is exploring the sale of its Semiconductor Equipment Group ("SEG") business and on June 18, 2004, the Company announced that it had selected William Blair & Company LLC to research the level of interest, timing and valuation of a sale of SEG. The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down all or a significant portion of the Company's debt, reduce accounts payable, and provide working capital for the Company's remaining businesses. However, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. If the Company does not succeed in selling SEG, it may not have sufficient working capital to continue in business. In that event, the Company may be forced either to seek additional financing or to sell some or all of the remaining product lines.

2. INVENTORIES

      Inventories consisted of the following (in thousands):

                        (UNAUDITED)
                       JUNE 30, 2004    SEPTEMBER 30, 2003
                       -------------    ------------------
Raw Materials.....       $   4,839          $    4,875
Work-in-Process...           2,686               1,588
Finished Goods....           2,787               4,532
                         ---------          ----------
     Total........       $  10,312          $   10,995
                         =========          ==========

      Finished goods inventory includes $214,000 and $386,000 that have been placed on consignment with distributors at June 30, 2004 and September 30, 2003, respectively.

3. LOSS PER SHARE

      Basic net loss per share is computed using the weighted average number of shares outstanding during each period. Diluted net loss per share reflects the effect of the Company's outstanding stock options and warrants (using the treasury stock method), except where such options and warrants would be anti-dilutive. The calculations of unaudited net loss per share for the following periods are as follows (in thousands, except per share amounts):

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                    ---------------------------    ---------------------------
                                                                       2004            2003           2004            2003
                                                                    ----------     ------------    ----------     ------------
BASIC AND DILUTED EPS
Net loss - numerator...........................................     $  (2,876)     $    (3,252)    $ (11,460)     $   (26,618)
Weighted average number of common shares - denominator.........        18,968           12,309        17,325           12,240
                                                                    ---------      -----------     ---------      -----------
Net loss per share - basic and diluted.........................     $   (0.15)     $     (0.26)    $   (0.66)     $     (2.17)
                                                                    =========      ===========     =========      ===========

      For the three and nine months ended June 30, 2004 and 2003, potential common shares were anti-dilutive due to the loss for the period. For the three months ended June 30, 2004 and 2003 and for the nine months ended June 30, 2004 and 2003, the Company had potential common shares, representing outstanding options and warrants, excluded from the earnings per share calculations of approximately 3,570,000, 1,663,000, 3,074,000, and 2,175,000, respectively, as they were considered anti-dilutive.

4. COMPREHENSIVE LOSS

      In addition to net income or loss, the only item that the Company currently records as other comprehensive income or loss is the change in the cumulative translation adjustment resulting from the changes in exchange rates and the effect of those changes upon translation of the financial statements of the Company's foreign operations. The following table presents information about the Company's unaudited comprehensive loss for the following periods (in thousands):

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                          --------------------------     --------------------------
                                                             2004           2003            2004           2003
                                                          ----------    ------------     ----------    ------------
Net loss............................................      $  (2,876)    $    (3,252)     $ (11,460)    $   (26,618)
Effect of foreign currency translation adjustments..            (22)            107            117            (117)
                                                          ----------    -----------      ---------     -----------
Comprehensive loss..................................      $  (2,898)    $    (3,145)     $ (11,343)    $   (26,735)
                                                          =========     ===========      =========     ===========

5. REVOLVING CREDIT FACILITY, NOTES PAYABLE AND LONG-TERM DEBT

REVOLVING CREDIT FACILITY

      The Company had a $10.0 million revolving credit facility with a commercial bank. The facility's original expiration date was April 28, 2003, but was extended several times by the lender. This credit facility allowed for borrowings of up to 90% of eligible foreign receivables up to $10.0 million of availability provided under the Export-Import Bank of the United States guarantee of certain foreign receivables and inventories, less the aggregate amount of drawings under letters of credit and any bank reserves.

      On November 26, 2003, the Company replaced its $10.0 million revolving credit line with a $13.0 million facility. On June 25, 2004, the Company amended the facility to increase the maximum borrowing availability from $13.0 million to $16.0 million. To increase the availability to the full $16.0 million, the agreement with the lender required the Company to separately add at least $2.0 million of additional working capital. On July 23, 2004 the Company raised an additional $2.4 million ($2.2 million, net of offering expenses) in equity in the form of a private placement for 1,175,605 shares at $2.05 per share. The buyers of the shares also acquired warrants to purchase up to an additional 529,023 shares of common stock, exercisable at $2.50 per share until January 31, 2005 and exercisable at $3.05 per share from February 1, 2005 until July 31, 2007.

      The amended facility has two revolving credit lines which expire on November 30, 2005. The first accords the Company a maximum of $10.0 million and is collateralized by certain foreign receivables and inventory with availability subject to a borrowing base formula. This line is guaranteed by the Export-Import Bank of the United States and has a 7% interest rate. The second line is for a maximum of $6.0 million and is collateralized by certain domestic and foreign receivables. Availability under this line is subject to a borrowing base formula, which, as defined in the credit agreement, includes a $1.5 million over-advance feature. It has a 17% interest rate of which 5% can be capitalized at the Company's option (as defined in the agreement). The facility contains covenants pertaining to the Company's net worth and to fixed charge coverage (as defined). The Company can prepay the facility at its discretion. Any sale of assets not in the ordinary course of business would require the use of proceeds to pay down the principal of both lines. The facility also includes an annual commitment fee of 0.5% based on the unused portion of the facility. At June 30, 2004, the aggregate amount available under the lines was approximately $14.0 million, against which the Company had $13.6 million of borrowings. At March 31, 2004, the Company did not meet the fixed charge covenant related to the facility and received a waiver from the lender for the covenant violation. At June 30, 2004, the Company was in compliance with its financial covenants, including the fixed charge covenant under the amended facility.

      In connection with the facility, during the first quarter of fiscal 2004 the Company issued a warrant to purchase 2.2 million shares of the Company's common stock at an exercise price of $0.01 per share to the lender and a warrant to purchase 60,000 shares of the Company's common stock at an exercise price of $0.01 per share to the placement agent. The Company recorded a deferred financing cost for the fair value of the warrants of approximately $7.4 million using the Black-Scholes valuation model with the following assumptions: volatility of 185% and risk-free interest rate of 2.48%. The deferred financing cost is being amortized and charged to interest expense over the life of the facility. The lender exercised its warrant on December 18, 2003. In addition, the Company incurred costs in connection with the financing of approximately $465,000 which are being amortized and charged to interest expense over the life of the facility. Upon the maturity or payoff of the facility the Company will also be obligated to pay $400,000 reflecting deferred interest and closing costs and which are being amortized and charged to interest expense over the life of the facility.

      In connection with the June 2004 amendment, the Company issued to the lender a warrant to purchase up to 450,000 shares of common stock, at an exercise price of $0.01 per share through November 30, 2008. As of June 25, 2004, the warrant was exercisable for 200,000 shares of common stock. Additional shares will become available for exercise if the maximum amount of borrowings outstanding under the Company's credit facility reaches certain thresholds specified in the warrant. The lender exercised the warrant with respect to 200,000 shares on June 28, 2004 and the shares were issued on July 1, 2004. The Company recorded a deferred financing cost asset for the fair value of the 200,000 exercisable warrants of approximately $512,000 using the Black-Scholes valuation model with the following assumptions: volatility of 143% and risk-free interest rate of 1.52%. The deferred financing cost is being amortized and charged to interest expense over the life of the facility. In addition, the Company incurred costs in connection with the financing of approximately $100,000 which are being amortized and charged to interest expense over the life of the facility.

NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt at June 30, 2004 and September 30, 2003 consisted of the following (in thousands):

                                                                                                        (UNAUDITED)
                                                                                                          JUNE 30,     SEPTEMBER 30,
                                                                                                           2004            2003
                                                                                                         ---------      ---------
Subordinated note payable to General Scanning - 8.25%, payable in equal quarterly installments of
  $281 commencing September 12, 2001, currently due..................................................    $     565      $     565
Abante note payable - 8%.............................................................................          204          1,000
Abante payable - non-interest bearing, discounted at 8%, payable in annual installments of $500,
  through November 2006..............................................................................        1,839          1,786
Auto Image ID, Inc. notes payable - (7.00% at June 30, 2004 and 4.00% September 30, 2003)............        3,410          4,245
Promissory note, 10%, currently due..................................................................        2,000          2,000
9% Convertible Senior Note - due December 4, 2005....................................................          468            454
Promissory note, 8.7%, due September 20, 2006........................................................          779             --
Other long-term debt.................................................................................          491             70
                                                                                                         ---------      ---------
Total notes payable and long-term debt...............................................................        9,756         10,120
Less notes payable and current portion of long-term debt.............................................       (5,741)        (8,835)
                                                                                                         ---------      ---------
Long-term debt.......................................................................................    $   4,015      $   1,285
                                                                                                         =========      =========

      As of June 30, 2004, deferred financing costs totaled $6.7 million and consisted of the fair value of placement agent and lender warrants of $5.9 million and deferred interest, closing costs and financing costs of $794,000.

      The subordinated note payable to General Scanning matured in June 2003, bearing interest at the prime lending rate (4.25% at June 30, 2004) and called for quarterly payments of $281 commencing September 12, 2001. The Company did not make either the March 12, 2003 or June 12, 2003 note principal payments. The Company is currently a defendant in an action entitled GSI Lumonics Inc. vs. Robotic Vision Systems, Inc., C.A. No. CV-03-4474 (E.D.N.Y.) in which the plaintiff, GSI Lumonics Inc. ("GSLI") as successor to General Scanning, alleges, among other things, breach of contract and conversion, and seeks declaratory and injunctive relief and unspecified damages. GSLI alleges that RVSI breached a 1998 Settlement Agreement by failing to terminate a license relating to certain lead scanning technology in March 2003. On or about January 30, 2004, the court entered an injunction against the Company enjoining it from, among other things, disclosing, licensing, selling or assigning the disputed technology. Meanwhile, RVSI has terminated the disputed license. Plaintiff has moved for summary judgment on its breach of contract claim, and RVSI has moved to dismiss the case as moot and for failure to state a claim.

      On November 21, 2001, the $1.5 million note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, the Company agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $500,000 through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $500,000. Pursuant to an oral agreement with the former principals of Abante, the Company paid on November 21, 2001 the interest, $250,000 of note principal and approximately $112,000 of the first annual installment. The balance of the sums originally due on November 21, 2001, were rescheduled for payment in installments through the first quarter of fiscal 2003. The Company continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250,000 of note principal and approximately $150,000 of the first annual installment on February 21, 2002, and paying approximately $238,000 of the first annual installment on May 21, 2002. The Company did not make either the November 2002 note principal payment of $1.0 million or a significant portion of the November 2002 annual installment payment of $500,000. In addition, the Company did not make a significant portion of the November 2003 annual installment payment of $500,000. On December 19, 2003, the Company entered into a settlement agreement with the former principals of Abante who agreed to forbear from taking action against the Company for fifteen months. Pursuant to this agreement, the Company paid $300,000 in January 2004, agreed to make additional monthly payments of at least $35,000, and agreed to pay the remaining balance due upon the sale of SEG, subject to certain conditions. As of June 30, 2004, the remaining outstanding balances on the note payable and post-closing installment payments were $204,000 and $1.8 million, respectively.

      In connection with the acquisition of Auto Image ID, Inc. in January 2001, the Company issued notes having an initial principal amount of approximately $5.6 million. The Company did not make all payments on the notes as scheduled. Beginning in January 2002, the Company entered into a series of forbearance agreements with some of the noteholders. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. On October 29, 2003, additional noteholders agreed to forbear from taking action until May 1, 2004. The Company agreed to issue these noteholders warrants to purchase approximately 59,000 shares of its common stock at exercise prices ranging from $2.50 per share to $3.60 per share and paid these noteholders the outstanding interest that had accrued through June 1, 2003. In the third quarter of fiscal 2004, noteholders representing approximately $4.1 million of the total principal owed agreed to forbear on taking action to enforce their notes until the earlier of December 1, 2005, or certain events. The Company agreed to issue to these noteholders warrants to purchase a total of approximately 217,000 shares of the Company's common stock at an exercise price of $0.01 per share, valued at approximately $803,000 using the Black-Scholes valuation model with the following assumptions: volatility of 152% and risk-free interest rate of 2.32%, pay interest on the outstanding balance at a 7% annual rate, make periodic principal and interest payments and make an additional cash payment at maturity of approximately $543,000. The notes payable have been recorded at estimated fair market value reflecting a discount of approximately $1.3 million, equal to the combined value of the warrants and the additional cash payment. The discount is being accreted over the life of the notes in the form of additional interest expense. There was no gain or loss recorded on this transaction. Noteholders representing approximately $98,000 of the total principal did not respond to the forbearance offer and therefore retain their rights under the notes.

      On December 4, 2002, Pat V. Costa, the Company's Chief Executive Officer, loaned the Company $500,000 and the Company issued a 9% Convertible Senior Note in the amount of $500,000. Under the terms of this note, the Company is required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003, and pay the principal amount on December 4, 2005. This note allows Mr. Costa to require earlier redemption by the Company in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, Mr. Costa may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note may be converted at any time by Mr. Costa until the note is paid in full or by the Company if at any time following the closing date the closing price of the Company's Common Stock is greater, for 30 consecutive trading days, than 200% of the conversion price. Mr. Costa's conversion price is equal to 125% of the average closing price of the Company's common stock for the thirty consecutive trading days ending December 3, 2002, or $2.10 per share. This convertible debt contained a beneficial conversion feature, and as the debt is immediately convertible, the Company recorded a dividend in the amount of approximately $18,000 on December 4, 2002. The Company did not make the semiannual interest payments due on May 15, 2003, November 15, 2003, and May 15, 2004. Mr. Costa agreed to forbear from exercising his rights with respect to these interest payments until January 14, 2005.

      In connection with the 9% Convertible Senior Note, on December 4, 2002, the Company issued warrants to Mr. Costa. Under the terms of the warrants, Mr. Costa is entitled to purchase from the Company shares equal to 25% of the total number of shares of Common Stock into which the Convertible Senior Note may be converted or approximately 60,000 shares. The warrants have an exercise price of $3.15. The Company recorded the fair value of these warrants of approximately $65,000 as a discount to the debt using the Black-Scholes valuation model with the following assumptions: volatility of 107% and risk-free interest rate of 2.49%. This discount is being amortized over the period from December 4, 2002 to December 4, 2005.

      On December 4, 2002, as a condition to making the loan mentioned above and in order to secure prompt and complete repayment, the Company entered into a Security Agreement with Mr. Costa. Under the terms of this agreement, the Company granted Mr. Costa a security interest in certain of the Company's assets.

      On April 11, 2003, the Company entered into a settlement and release agreement with a major customer which provided for the release of certain claims among the parties and the payment of $1.0 million to the Company. On the same date, the Company entered into a loan agreement with this customer and the Company delivered a secured promissory note in the amount of $2.0 million with a maturity date of April 11, 2004, bearing an interest rate of 10%. The Company did not pay the amount due on April 11, 2004 and is in default on the loan. The customer has not formally declared the loan to be in default and is in discussions with the Company regarding the indebtedness.

      On October 31, 2003, the Company reached a settlement with the landlord of its New Berlin, Wisconsin facility at which it had ceased operations in February 2003. In exchange for the release of all past and future obligations, the Company issued the landlord a $1.0 million note payable in 36 equal payments of approximately $31,000 each. The note reflects an effective interest rate of approximately 8.7%. The note is payable in full upon the occurrence of certain events, including the sale of SEG. In addition to the note, the Company issued a three-year warrant to purchase 20,000 shares of common stock at an exercise price of $0.05 per share. The Company determined the fair value of the warrant of approximately $65,000 using the Black-Scholes valuation model with the following assumptions: volatility of 185% and risk-free interest rate of 2.28%.

      As of June 30, 2004, the Company was in default on an aggregate of $2.7 million of its borrowings.

      Principal maturities of notes payable and long-term debt as of June 30, 2004 are as follows (in thousands):

2005.......   $    5,741
2006.......        3,906
2007.......          109
              ----------
Total......   $    9,756
              ==========

6. RESTRUCTURING CHARGES

      During the first quarter of fiscal 2003, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with the Company and continuing through the sale of SEG. The current cash value of the award is approximately $678,000. During the three-month and nine-month periods ended June 30, 2003, the Company recorded restructuring charges relating to these retention agreements of $0 and $600,000, respectively. No such charges have been recorded during the first nine months of fiscal 2004.

      A summary of the remaining restructuring costs as of June 30, 2004 is as follows (in thousands):

                                         LIABILITY AT       CASH      NON-CASH     LIABILITY AT
                                         SEPTEMBER 30,     AMOUNTS     AMOUNTS       JUNE 30,
                                             2003         INCURRED    INCURRED         2004
                                         -------------    --------    --------     ------------
Severance payments to employees.....       $      46       $   28     $     --        $   18
Exit costs from facilities..........           1,316           26        1,064           226
Retention agreements................             600           --           --           600
                                           ---------       ------     --------        ------
      Total.........................       $   1,962       $   54     $  1,064        $  844
                                           =========       ======     ========        ======

7. WARRANTY COSTS

      The Company estimates the cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability may be required. The Company recorded warranty provisions totaling $0 and $71,000 for the three months ended June 30, 2004 and June 30, 2003, respectively, and $27,000 and $158,000 for the nine months ended June 30, 2004 and 2003, respectively.

8. PENSION EXPENSE

      The Company has a noncontributory pension plan for employees that meet certain minimum eligibility requirements. The level of retirement benefits is based on a formula, which considers both employee compensation and length of credited service.

      The components of pension expense for the three and nine months ended June 30, 2004 and 2003 are summarized as follows (in thousands):

                         THREE MONTHS ENDED            NINE MONTHS ENDED
                              JUNE 30,                     JUNE 30,
                        ---------------------        ----------------------
                         2004           2003          2004           2003
                        ------         ------        ------         -------
Service cost......      $   60         $   57        $  180         $   171
Interest cost.....          52             51           156             153
Actuarial gain....         (15)           (62)          (46)           (186)
Other.............          18             --            55              --
                        ------         ------        ------         -------
Pension expense...      $  115         $   46        $  345         $   138
                        ======         ======        ======         =======

      The Company has not made any contributions to the pension plan during the first nine months of fiscal 2004.

9. SALE OF CERTAIN ASSETS

      On October 20, 2003 the Company entered into an agreement to sell certain assets of its Systemation Business consisting primarily of inventory and intellectual property. Under the terms of the sale agreement, the Company received $40,000 in cash and a promissory note for the nominal amount of approximately $3.6 million. The note was repayable in increasing periodic payments through November 15, 2008. The Company recorded the note at its estimated fair value of approximately $2.3 million at an estimated effective interest rate of 15%. The Company made certain assumptions in valuing the promissory note including existing market conditions, marketability of the note, and other market variables affecting the realization of the note during the long period involved. The Company also concluded that collection of the note could not be reasonably assured on the basis that the buyer was a new entity with limited financial history upon which to make a determination. Accordingly, the Company deferred the gain on this sale of approximately $1.9 million, which was being recognized as payments were received on the note. Prior to June 2004, the Company received principal payments of $149,000 and recognized $79,000 of the deferred gain. The Company also recorded during the period interest income of $59,000 and accretion income on the note of $190,000. In May 2004, the Company entered into a new agreement with the buyer of the assets, whereby in June 2004 the Company received $1.8 million in cash in full satisfaction of the note. As a result of this payment, the Company recorded a net gain of $1.2 million, consisting of the recognition of the remaining deferred gain of $1.8 million, partially offset by a loss on the payment of $608,000.

10. SEGMENT INFORMATION

      The Company operates in two reportable segments within the machine vision industry. The Company has determined its reporting segments primarily based on the nature of the products offered by SEG and the Acuity CiMatrix division. SEG, which is comprised of the Electronics subdivision, including Abante Automation, supplies inspection equipment to the semiconductor industry. The Acuity CiMatrix division designs, manufactures and markets 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation. The Company categorizes as "Other" in the table below activities relating primarily to corporate.

      The accounting policies of each segment are the same as those described in the annual report on Form 10-K. Sales between segments are determined based on an intercompany price that is consistent with external customers. Intersegment sales by the Acuity CiMatrix division were approximately $191,000 and $30,000 for the three months ended June 30, 2004 and 2003, respectively, and $340,000 and $56,000 for the nine months ended June 30, 2004 and 2003, respectively. All intercompany profits are eliminated in consolidation. Other income (loss) includes unallocated corporate general and administrative expenses. Other assets are comprised primarily of corporate accounts. Although certain research activities are conducted by the Acuity CiMatrix division for SEG, research and development expenses are reported in the segment where the costs are incurred. The following table presents information about the Company's unaudited reportable segments (in thousands). All intercompany transactions have been eliminated.

                                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                   JUNE 30,                       JUNE 30,
                                                                          --------------------------     --------------------------
                                                                             2004            2003           2004            2003
                                                                          ---------      -----------     ---------      -----------
REVENUES:
Semiconductor Equipment..............................................     $   6,898      $     5,032     $  20,384      $    16,078
Acuity CiMatrix......................................................         6,726            5,093        19,156           13,823
                                                                          ---------      -----------     ---------      -----------
      Total revenues.................................................     $  13,624      $    10,125     $  39,540      $    29,901
                                                                          =========      ===========     =========      ===========
LOSS FROM OPERATIONS:
Semiconductor Equipment..............................................     $    (277)     $    (1,830)    $  (2,243)     $   (17,311)
Acuity CiMatrix......................................................         1,006             (871)        1,654           (3,718)
Other................................................................        (2,130)          (2,329)       (7,386)          (6,945)
                                                                          ---------      -----------     ---------      -----------
      Total loss from operations.....................................     $  (1,401)     $    (5,030)    $  (7,975)     $   (27,974)
                                                                          =========      ===========     =========      ===========
DEPRECIATION AND AMORTIZATION:
Semiconductor Equipment..............................................     $     553      $       873     $   1,506      $     2,805
Acuity CiMatrix......................................................           458              551         1,408            1,804
Other................................................................            28               38            68              136
                                                                          ---------      -----------     ---------      -----------
      Total depreciation and amortization............................     $   1,039      $     1,462     $   2,982      $     4,745
                                                                          =========      ===========     =========      ===========
TOTAL ASSETS:
Semiconductor Equipment..............................................     $  22,347      $    24,452     $  22,347      $    24,452
Acuity CiMatrix......................................................        13,819           13,486        13,819           13,486
Other................................................................         7,645            1,538         7,645            1,538
                                                                          ---------      -----------     ---------      -----------
      Total assets...................................................     $  43,811      $    39,476     $  43,811      $    39,476
                                                                          =========      ===========     =========      ===========
EXPENDITURES FOR PLANT AND EQUIPMENT, NET:
Semiconductor Equipment..............................................     $   1,952      $       (43)    $   1,952      $       173
Acuity CiMatrix......................................................            43                6           114               24
Other................................................................             8               --             8               --
                                                                          ---------      -----------     ---------      -----------
      Total expenditures for plant and equipment, net................     $   2,003      $       (37)    $   2,074      $       197
                                                                          =========      ===========     =========      ===========
CAPITALIZED AMOUNTS OF SOFTWARE
  DEVELOPMENT COSTS:
Semiconductor Equipment..............................................     $      --      $       146     $      --      $       534
Acuity CiMatrix......................................................           177              153           568              459
                                                                          ---------      -----------     ---------      -----------
      Total capitalized amounts of software development costs........     $     177      $       299     $     568      $       993
                                                                          =========      ===========     =========      ===========

11. LONG-LIVED ASSETS

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we conduct a periodic assessment, annually or more frequently, if impairment indicators exist, on the carrying value of our goodwill. The assessment is based on estimates of future income from the reporting units and estimates of the market value of the units. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future operating conditions and market opportunities, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates.

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect Management's best estimate of future operating conditions and market opportunities, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates.

      The Company conducted an impairment review at June 30, 2004 in accordance with SFAS Nos. 142 and 144 and concluded there was no impairment of long-lived assets.

12. STOCK-BASED COMPENSATION

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

      Had compensation cost for the Company's stock based compensation plans been determined on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reported at the pro-forma amounts indicated below (in thousands, except per share amounts).

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                          -------------------------      -------------------------
                                                             2004           2003            2004           2003
                                                          ---------     -----------      ---------     -----------
Net loss.............................................     $  (2,876)    $    (3,252)     $ (11,460)    $   (26,618)
Deduct: Total stock-based compensation expense
  determined under the fair value based method for
  all stock option awards (net of related tax
  effects)...........................................          (504)           (352)        (1,703)         (1,322)
                                                          ---------     -----------      ---------     -----------
 Net loss - pro forma................................     $  (3,380)    $    (3,604)     $ (13,163)    $   (27,940)
                                                          =========     ===========      =========     ===========
Earnings per share:
  Basic and diluted - as reported....................     $   (0.15)    $     (0.26)     $   (0.66)    $     (2.17)
                                                          =========     ===========      =========     ===========
  Basic and diluted - pro forma......................     $   (0.18)    $     (0.29)     $   (0.76)    $     (2.28)
                                                          =========     ===========      =========     ===========

13. STOCKHOLDERS' EQUITY

      On September 26, 2003, the Company raised $5.0 million in gross proceeds ($4.6 million, net of offering costs) in a private placement of the Company's shares and warrants to accredited investors. In December 2003 the lead investor in the September 26, 2003 private placement exercised an option to invest an additional $1.0 million.

      During the three months ended December 31, 2003, the Company issued 25,000 shares of its common stock to a supplier in exchange for the cancellation of approximately $19,000 of trade indebtedness owed to that supplier and purchase commitments aggregating $355,000 and on which the Company reported a loss of approximately $77,000 for the three months ended December 31, 2003. During the three months ended March 31, 2004, the Company issued 35,000 shares of its common stock to another supplier in exchange for the cancellation of approximately $31,000 of trade indebtedness owed to that supplier and purchase commitments aggregating $348,000 and on which the Company reported a loss of approximately $100,000.

      On February 23, 2004, the Company completed a private placement of 667,000 shares of common stock at $3.00 per share, raising $2.0 million in gross proceeds. The buyer of the shares also acquired a warrant to purchase, within six months, up to an additional 645,000 shares of common stock at a price of $3.10 per share, or an aggregate purchase price of $2.0 million. On April 29, 2004, the buyer exercised 48,386 of these warrants, resulting in gross proceeds to the Company of approximately $150,000.

      Under terms of the Company's private placement completed in September 2003, participants in that placement had the right to purchase shares, on equivalent terms, in the current private placement. These prior participants exercised their right in February 2004 and acquired an additional 800,000 shares of common stock at $3.00 per share, resulting in gross proceeds of $2.4 million to the Company.

      In April 2004, the Company issued 102,579 shares in satisfaction of contractual obligations totaling $318,000 which resulted from delays in registering shares issued in the September 2003 private placement.

      In July 2004, the Company sold 1,175,605 shares of its common stock at a price of $2.05 per share, or an aggregate of $2.4 million ($2.2 million, net of offering expenses) and warrants to purchase 529,023 shares of its common stock, exercisable at $2.50 per share until January 31, 2005 and exercisable at $3.05 per share from February 1, 2005 until July 31, 2007.

14. RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (Revised 2003): "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted this statement on January 1, 2004, as required. However, the adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations, or cash flows.

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

                  ROBOTIC VISION SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Our business involves the development, manufacture, marketing and servicing of machine vision equipment for a variety of industries, including the global semiconductor industry. Our business operates in two primary segments within the machine vision industry, the Semiconductor Equipment Group ("SEG") and the Acuity CiMatrix division. SEG, which is comprised of the Electronics subdivision, including Abante Automation, supplies inspection equipment to the semiconductor industry. The Acuity CiMatrix division designs, manufactures and markets 2-D data collection products and barcode reading systems, as well as 2-D machine vision systems and lighting products for use in industrial automation.

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

      Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred operating losses in the nine months ended June 30, 2004 and the twelve months ended September 30, 2003, 2002 and 2001 amounting to $8.0 million, $31.5 million, $40.5 million, and $83.2 million, respectively. Net cash used in operating activities amounted to $12.9 million, $2.9 million, $25.9 million and $12.6 million in the nine months ended June 30, 2004 and the twelve months ended September 30, 2003, 2002 and 2001, respectively. For the quarter ended June 30, 2004, we incurred an operating loss of $1.4 million and used net cash of $2.4 million in operating activities, compared with $3.9 million and $4.1 million, respectively, for the quarter ended March 31, 2004. Further, we have certain past due debt payments. These conditions among others, raise doubt about the Company's ability to continue as a going concern. However, we continue to implement plans to control operating expenses, inventory levels, and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows.

      The Company has prepared and is executing a plan to meet its financial needs. The Company has undertaken several measures during fiscal 2003 and subsequently to reduce its losses, strengthen its working capital position and provide additional liquidity. During fiscal 2003 it pared its fixed costs significantly, reduced its operating losses and lowered its breakeven level of revenues. On December 4, 2002, the Company received $500,000 from the issuance of a convertible note. On April 11, 2003, the Company received a $1.0 million settlement payment and a $2.0 million loan from a major customer. On September 26, 2003, the Company completed a private placement of its common stock which, along with the exercise on December 1, 2003 of an option to purchase additional shares by its lead investor, raised gross proceeds of $6.0 million. On November 26, 2003, the Company replaced its existing revolving credit facility with a new facility, which increased its maximum borrowing availability to $13.0 million. In February 2004, the Company completed private placements of its common stock and warrants, which raised $4.4 million in gross proceeds ($4.1 million, net of offering expenses). A total of approximately 1.5 million shares of common stock were sold to accredited investors at $3.00 per share. The Company also issued to these accredited investors warrants to purchase up to approximately 1.4 million shares at $3.10 per share. On June 25, 2004, the Company amended its revolving credit facility to increase the maximum borrowing availability from $13.0 million to $16.0 million. To increase the availability to the full $16.0 million, the agreement with the lender required the Company to separately add at least $2.0 million of additional working capital. On July 23, 2004 the Company raised an additional $2.4 million ($2.2 million, net of offering expenses) in equity in the form of a private placement for 1,175,605 shares at $2.05 per share. The buyers of the shares also acquired warrants to purchase up to an additional 529,023 shares of common stock. In connection with the June 2004 revolving credit facility amendment, the Company issued to the lender a warrant to purchase up to 450,000 shares of common stock, at an exercise price of $0.01 per share through November 30, 2008. As of June 25, 2004, the warrant was exercisable for 200,000 shares of common stock. Additional shares will become available for exercise if the maximum amount of borrowings outstanding under the Company's credit facility reaches certain thresholds specified in the warrant. The lender exercised the warrant with respect to 200,000 shares on June 28, 2004 and the shares were issued on July 1, 2004.

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

      Management believes the following critical accounting policies represent the most significant judgments and estimates used in the preparation of the consolidated financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. For a comprehensive summary of our significant accounting policies, you should refer to the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on January 13, 2004.

      REVENUE RECOGNITION

      In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." In accordance with SAB No. 101, we recognize revenue based on the type of equipment that is sold and the terms and conditions of the underlying sales contracts including acceptance provisions.

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

      In December 2003, the SEC issued SAB No. 104, "Revenue Recognition," which codifies, revises and rescinds certain sections of SAB No. 101, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Adoption of SAB No. 104 did not have a material effect on our financial position, results of operations, or cash flows.

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

      GOODWILL AND OTHER LONG-LIVED ASSET VALUATIONS

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we conduct a periodic assessment, annually or more frequently, if impairment indicators exist, on the carrying value of our goodwill. The assessment is based on estimates of future income from the reporting units and estimates of the market value of the units. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future operating conditions and market opportunities, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates.

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect Management's best estimate of future operating conditions and market opportunities, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates.

      Software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Such costs are capitalized only to the extent of costs of producing product masters subsequent to the establishment of their technological feasibility and capitalization ends when the product is available for general release to customers. Capitalized software development costs are amortized over the estimated useful lives (generally five years) on a straight-line basis or the ratio of current revenues to total expected revenues in a product's expected life, if greater. Amortization begins in the period in which the related product is available for general release to customers. We review the unamortized capitalized costs of our underlying products compared to the net realizable value of these products. An impairment loss is recorded in an amount by which the unamortized capitalized costs of a computer software product exceeds the net realizable value of that asset. Actual results may differ materially from these estimates.

      INCOME TAX PROVISION

      We record a valuation allowance against deferred tax assets when we believe that it is more likely than not that these assets will not be realized. Because of our recurring losses and negative cash flows, we have provided a valuation allowance against all deferred taxes as of June 30, 2004 and September 30, 2003.

      RESTRUCTURING PROVISIONS

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. We adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The effect of adopting SFAS No. 146 is recognized in the consolidated financial statements.

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

RESULTS OF OPERATIONS

      Bookings and revenues in the three-month period ended June 30, 2004 were $17.0 million and $13.6 million, respectively, as compared to $11.3 million and $10.1 million in the three-month period ended June 30, 2003. Bookings and revenues in the nine-month period ended June 30, 2004 were $48.3 million and $39.5 million, respectively, as compared to $28.4 million and $29.9 million in the nine-month period ended June 30, 2003. The increase in bookings and revenues reflects growth in our markets and increasing demand for our products.

      Revenues for SEG were $6.9 million for the three-month period ended June 30, 2004 which represented 50.6% of our total revenues, compared to $5.0 million, or 49.7% of revenues, in the three-month period ended June 30, 2003. Revenues for SEG were $20.4 million for the nine-month period ended June 30, 2004 which represented 51.6% of our total revenues, compared to $16.1 million, or 53.8% of revenues, in the nine-month period ended June 30, 2003. Revenues for SEG decreased $2.0 million, or 22%, compared to the second quarter of fiscal 2004 largely as a result of increased revenue deferrals tied to customer acceptance. In addition, we experienced longer selling cycles with certain customers evaluating demo systems and we experienced shortages of various parts that resulted in certain equipment not shipping during the quarter.

      Revenues for our Acuity CiMatrix division were $6.7 million for the three-month period ended June 30, 2004, which represented 49.4% of our total revenues, compared to $5.1 million, or 50.3% of total revenues, in the three-month period ended June 30, 2003.

Revenues for our Acuity CiMatrix division were $19.1 million for the nine-month period ended June 30, 2004, which represented 48.4% of our total revenues, compared to $13.8 million, or 46.2% of revenues, in the nine-month period ended June 30, 2003. The increase in revenues is a result of growth in our markets and increased demand for our products. Revenues for our Acuity CiMatrix division for the three-month period ended June 30, 2004, were essentially unchanged from the second quarter of fiscal 2004.

      Our gross profits in the three-month period ended June 30, 2004 increased by approximately $2.0 million in comparison to the same period of the prior year. Our gross profits in the nine-month period ended June 30, 2004 increased by approximately $10.1 million in comparison to the same period of the prior year. The gross profit improvement reflects higher gross margins, as a percentage of revenues. Our gross margin in the three-month period ended June 30, 2004 was 45.1% compared to 40.4% in the prior year period. Our gross margin in the nine-month period ended June 30, 2004 was 45.1% compared to 25.8% in the prior year period. The increase in gross profit during the three-month period ended June 30, 2004 is largely attributable to higher revenues compared to the prior year period and a lower level of manufacturing overhead expenses in fiscal 2004 as a result of cost reduction measures initiated during fiscal 2003. The improvement in gross profit during the nine-month period ended June 30, 2004 also reflects higher revenues compared to the prior year period and a lower level of manufacturing overhead expenses. In addition, the fiscal 2003 results reflect a $3.7 million inventory provision recorded in the second quarter of fiscal 2003 The improvement in gross profit during the nine-month period ended June 30, 2004 was partially offset by higher expenses associated with the launch of a new lead scanner product at SEG during the March 2004 quarter.

      Research and development expenses were $2.8 million, or 20.4% of revenues, in the three-month period ended June 30, 2004 compared to $2.5 million, or 24.2% of revenues, in the three-month period ended June 30, 2003. Research and development expenses were $7.9 million, or 20.0% of revenues, in the nine-month period ended June 30, 2004 compared to $8.0 million, or 26.7% of revenues, in the nine-month period ended June 30, 2003. We intend to continue to invest in new wafer scanning systems and enhanced capabilities for our lead scanning systems in SEG and to enhance our machine vision and two-dimensional bar code reading products in our Acuity CiMatrix division.

      In the three-month and nine-month periods ended June 30, 2004, we have capitalized approximately $177,000 and $568,000, respectively, of software development costs under SFAS No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed," as compared with $299,000 and $1.0 million in the three-month and nine-month periods ended June 30, 2003, respectively. The related amortization expense was $535,000 and $1.5 million during the three-month and nine-month periods ended June 30, 2004, respectively, compared to $693,000 and $2.1 million during the three-month and nine-month periods ended June 30, 2003, respectively. The amortization expense is included in cost of sales. We did not capitalize software development expenditures incurred at SEG during the three months and nine months ended June 30, 2004 as the work performed during these periods did not qualify for capitalization under SFAS No. 86.

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we conduct a periodic assessment, annually or more frequently, if impairment indicators exist, on the carrying value of our goodwill. The assessment is based on estimates of future income from the reporting units and estimates of the market value of the units. These estimates of future income are based upon historical results, adjusted to reflect our best estimate of future operating conditions and market opportunities, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review the carrying value of long-lived assets when circumstances dictate that they should be reevaluated, based upon the expected future operating cash flows of our business. These future cash flow estimates are based on historical results, adjusted to reflect Management's best estimate of future operating conditions and market opportunities, and are continuously reviewed based on actual operating trends. Actual results may differ materially from these estimates. We conducted an impairment review at June 30, 2004 in accordance with SFAS Nos. 142 and 144 and concluded there was no impairment of long-lived assets.

      Selling, general and administrative expenses were $6.0 million, or 44.2% of revenues, in the three-month period ended June 30, 2004, compared to $6.9 million, or 67.9% of revenues, in the three-month period ended June 30, 2003. Selling, general and administrative expenses were $19.3 million, or 48.9% of revenues, in the nine-month period ended June 30, 2004, compared to $23.7 million, or 79.4% of revenues, in the nine-month period ended June 30, 2003. The lower level of expenses in fiscal 2004 reflects lower fixed costs as a result of cost reductions undertaken during fiscal 2003, partially offset by higher commission expense on increased revenues.

      During the three-month and nine-month periods ended June 30, 2003, we recorded restructuring charges of $140,000 and $4.3 million, respectively. During the first quarter of fiscal 2003, certain SEG senior management and technical employees were granted retention agreements. These agreements allow for employees to receive cash and stock benefits for remaining with us and continuing through the sale of SEG. The current cash value of the award is approximately $700,000. We have accrued for these agreements over the expected service period which was based upon the estimated timing of the sale of SEG. We accrued $0 and $600,000 for the three-month and nine-month periods ended June 30, 2003, respectively. No such accruals have been recorded during the first nine months of fiscal 2004.

      In the second quarter of fiscal 2003, we closed our New Berlin, Wisconsin and Tucson, Arizona facilities and consolidated these SEG operations into our Hauppauge, New York facility. This facility consolidation resulted in accruing lease costs relating to these facilities, writing off tangible and intangible assets, and a reduction of approximately 50 employees. The charge for this facility consolidation totaling $6.9 million was comprised of inventory charges of $3.4 million, facility exit costs of $2.5 million, property plant and equipment write-offs of $0.4 million, severance charges of $0.2 million, and other asset write-offs of $0.4 million. Also during the nine month period ended June 30, 2003, we took additional steps to reduce our costs, including a reduction of approximately 25 employees at our Hauppauge, New York and Canton, Massachusetts facilities, resulting in severance costs of approximately $0.2 million.

      On October 20, 2003 we entered into an agreement to sell certain assets of our Systemation Business consisting primarily of inventory and intellectual property. Under the terms of the sale agreement, we received $40,000 in cash and a promissory note for the nominal amount of approximately $3.6 million. The note was repayable in increasing periodic payments through November 15, 2008. We reflected the note at its estimated fair value of approximately $2.3 million at an estimated effective interest rate of 15%. We made certain assumptions in valuing the promissory note, including existing market conditions, marketability of the note, and other market variables affecting the realization of the note during the long period involved. We concluded that collection of the note could not be reasonably assured on the basis that the buyer was a new entity with limited financial history upon which to make a determination. Therefore, we deferred the gain on this sale of approximately $1.9 million, which was being recognized as payments were received on the note. Prior to June 2004, we received principal payments of $149,000 and recognized $79,000 of the deferred gain. We also recorded during the period interest income of $59,000 and accretion income on the note of $190,000. In May 2004, we entered into a new agreement with the buyer of the assets, whereby in June 2004 we received $1.8 million in cash in full satisfaction of the note. As a result of this payment, we recorded in other gains a net gain of $1.2 million, consisting of the recognition of the remaining deferred gain of $1.8 million, partially offset by a loss on the payment of $608,000.

      Other gains for the three and nine month periods ended June 30, 2003 included a gain relating to a settlement with a major customer in the amount of $1.0 million. On April 11, 2003, we entered into a settlement and release agreement with this customer, which provided for the release of certain claims among the parties and the $1.0 million payment to us.

      Net interest expense was $1.5 million and $348,000 in the three-month periods ended June 30, 2004 and 2003, respectively. Net interest expense was $3.3 million and $1.0 million in the nine-month periods ended June 30, 2004 and 2003, respectively. The greater interest expense in fiscal 2004 primarily results from the non-cash amortization of deferred financing costs relating to the new facility entered into on November 26, 2003.

      There were no tax provisions in the three-month and nine-month periods ended June 30, 2004 and 2003, due to the losses incurred and the full valuation allowance provided against net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash balance decreased $337,000 to $30,000 in the nine months ended June 30, 2004, largely as a result of $13.0 million of net cash provided by financing activities, offset by $12.9 million of net cash used in operating activities and $535,000 of net cash used in investing activities.

      The $12.9 million of net cash used in operating activities was largely a result of the $11.5 million loss in the nine-month period ended June 30, 2004, partially offset by $4.5 million in non-cash net expenses, and $5.9 million used as a result of changes in operating assets and liabilities.

      Additions to plant and equipment were $2.1 million in the nine months ended June 30, 2004, as compared to $197,000 in the nine months ended June 30, 2003. Additions to plant and equipment for fiscal 2004 include $1.7 million for evaluation units shipped to selected customers which are capitalized and depreciated over their estimated useful lives. Capitalized software development costs in the nine months ended June 30, 2004, were $568,000 as compared with $993,000 in the nine months ended June 30, 2003. We did not capitalize software development expenditures incurred at SEG during the nine months ended June 30, 2004 as the work performed during this period did not qualify for capitalization under SFAS No. 86.

      Funds from financing activities were $13.0 million in the nine months ended June 30, 2004, as compared to $5.1 million in the nine months ended June 30, 2003. During the nine months ended June 30, 2004, we received net proceeds from various financing activities of $4.7 million, our revolving line of credit borrowings increased by $9.0 million and our net repayment of long-term borrowings totaled $659,000.

      Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, because of continuing negative cash flow from operations, limited credit facilities, and the uncertainty of the sale of SEG, there is no certainty that we will have the financial resources to continue in business. We have incurred operating losses in the nine months ended June 30, 2004 and the years ended September 30, 2003, 2002, and 2001 amounting to $8.0 million, $31.5 million, $40.5 million, and $83.2 million, respectively. Net cash used in operating activities amounted to $12.9 million, $2.9 million, $25.9 million and $12.6 million in the nine months ended June 30, 2004 and the years ended September 30, 2003, 2002 and 2001, respectively. For the quarter ended June 30, 2004, we incurred an operating loss of $1.4 million and used net cash of $2.4 million in operating activities compared with $3.9 million and $4.1 million, respectively, for the quarter ended March 31, 2004.

      We are exploring the sale of our Semiconductor Equipment Group ("SEG") business and on June 18, 2004, we announced that we had selected William Blair & Company LLC to research the level of interest, timing and valuation of a sale of SEG. The sale of SEG, if completed, is expected to result in sufficient proceeds to pay down all or a significant portion of our debt, reduce accounts payable, and provide working capital for our remaining businesses. However, no assurance can be given that SEG will be sold at a price, or on sufficient terms, to allow for such a result. Because the timing and proceeds of a prospective sale of SEG is uncertain, we took steps during fiscal 2003 and the first nine months of fiscal 2004 to improve our long-term self-sufficiency of working capital.

      On December 4, 2002, Pat V. Costa, our Chairman, President and CEO, loaned us $500,000 and we issued a 9% Convertible Senior Note in the amount of $500,000. Under the terms of this note, we are required to make semiannual interest payments in cash on May 15 and November 15 of each year commencing May 2003 and pay the principal amount on December 4, 2005. This note allows Mr. Costa to require earlier redemption by us in certain circumstances including the sale of a division at a purchase price at least equal to the amounts then due under this note. Thus, Mr. Costa may require redemption at the time of the sale of SEG. This note also allows for conversion into shares of common stock. The note is convertible at the option of Mr. Costa into approximately 238,000 shares of our common stock at a conversion price of $2.10 per share. As an inducement to make this loan, Mr. Costa received a warrant to purchase approximately 60,000 shares of our common stock at an exercise price of $3.15 per share. We did not make the semiannual interest payments due on May 15, 2003, November 15, 2003, and May 15, 2004. Mr. Costa agreed to forbear from exercising his rights with respect to these interest payments until January 14, 2005.

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

      On September 26, 2003, we closed a private placement of our securities raising $5.0 million in gross proceeds, $4.6 million of which was received by September 30, 2003 and the balance in early October 2003. In December 2003, the lead investor exercised an option to invest an additional $1.0 million on the same terms and conditions as the original funding, including warrants to purchase up to 0.2 million shares, increasing the total gross proceeds to $6.0 million. A total of 2.4 million shares of common stock were sold in the private placement at $2.50 per share. The private placement also included warrants to purchase up to 1.2 million shares at $3.05 per share on or before September 26, 2008. Warrants were also issued to the placement agent to purchase up to 40,000 shares of common stock at $2.50 per share on or before September 26, 2007. All of such warrants may be exercised six months after September 26, 2003. Additionally, we were required to file a registration statement by November 26, 2003, and to cause such registration statement to become effective by January 25, 2004, or, in each case, to pay each investor 1% of the purchase price paid by such investor, as liquidated damages for each of the next two months and 2% per month thereafter. The completed registration statement became effective on April 6, 2004. As of March 31, 2004, we had incurred and accrued liquidated damages of approximately $356,000 in connection with this obligation. In complete satisfaction of this obligation, we entered into a settlement agreement effective March 31, 2004, whereby we would issue 102,579 shares of RVSI common stock and pay $42,000 in cash to the investors. The settlement agreement was completed in the third quarter of fiscal 2004.

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

      On November 26, 2003, we replaced the $10.0 million revolving credit line with a $13.0 million facility. On June 25, 2004, we amended the facility to increase the maximum borrowing availability from $13.0 million to $16.0 million. To increase the availability to the full $16.0 million, the agreement with the lender required us to separately add at least $2.0 million of additional working capital. On July 23, 2004 we raised an additional $2.4 million ($2.2 million, net of offering expenses) in equity in the form of a private placement for 1,175,605 shares at $2.05 per share. The buyers of the shares also acquired warrants to purchase up to an additional 529,023 shares of common stock, exercisable at $2.50 per share until January 31, 2005 and excercisable at $3.05 per share from February 1, 2005 until July 31, 2007.

      The amended facility has two revolving credit lines and expires on November 30, 2005. The first accords us a maximum of $10.0 million and is collateralized by certain foreign receivables and inventory with availability subject to a borrowing base formula. This line is guaranteed by the Export-Import Bank of the United States and has a 7% interest rate. The second line is for a maximum of $6.0 million and is collateralized by certain domestic and foreign receivables. Availability under this line is subject to a borrowing base formula which, as defined in the credit agreement, includes a $1.5 million over-advance feature. It has a 17% interest rate of which 5% can be capitalized at our option (as defined in the agreement). The facility contains covenants pertaining to our net worth and to fixed charge coverage (as defined). We can prepay the facility at our discretion. Any sale of assets not in the ordinary course of business would require the use of proceeds to pay down the principal of both lines. The facility also includes an annual commitment fee of 0.5% based on the unused portion of the facility. At June 30, 2004, the aggregate amount available under the lines was approximately $14.0 million, against which we had $13.6 million of borrowings. At March 31, 2004, we did not meet the fixed charge covenant related to the facility and received a waiver from the lender for the covenant violation. At June 30, 2004, we were in compliance with our financial covenants, including the fixed charge covenant under the amended facility.

      In connection with the facility, during the first quarter of fiscal 2004 we issued a warrant to purchase 2.2 million shares of our common stock at an exercise price of $0.01 per share to the lender and a warrant to purchase 60,000 shares of our common stock at an exercise price of $0.01 per share to the placement agent. We recorded a deferred financing cost asset for the fair value of the warrants of approximately $7.4 million using the Black-Scholes valuation model which is being amortized and charged to interest expense over the life of the facility. The lender exercised its warrant on December 18, 2003. In addition, we incurred costs in connection with the financing of approximately $465,000 which are being amortized and charged to interest expense over the life of the facility. Upon the maturity or payoff of the facility we will also be obligated to pay $400,000 reflecting deferred interest and closing costs and which are being amortized and charged to interest expense over the life of the facility.

      In connection with the June 2004 amendment, we issued to the lender a warrant to purchase up to 450,000 shares of common stock, at an exercise price of $0.01 per share through November 30, 2008. As of June 25, 2004, the warrant was exercisable for 200,000 shares of common stock. Additional shares will become available for exercise if the maximum amount of borrowings outstanding under our credit facility reaches certain thresholds specified in the warrant. The lender exercised the warrant with respect to 200,000 shares on June 28, 2004 and the shares were issued on July 1, 2004. We recorded a deferred financing cost asset for the fair value of the 200,000 exercisable warrants of approximately $512,000 using the Black-Scholes valuation model which is being amortized and charged to interest expense over the life of the facility. In addition, we incurred costs in connection with the financing of approximately $100,000 which are being amortized and charged to interest expense over the life of the facility.

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

      During the nine months ended June 30, 2004, we issued 60,000 shares of our common stock to suppliers in exchange for the cancellation of approximately $50,000 of trade indebtedness owed to such suppliers and forgiveness of $703,000 of purchase order commitments.

      As of June 30, 2004, we were in default on an aggregate of $2.7 million of our borrowings.

      On November 21, 2001, the $1.5 million note payable issued to the former principals of Abante Automation Inc. ("Abante") came due, together with 8% interest thereon from November 29, 2000. In connection with the acquisition of Abante, we agreed to make post-closing installment payments to the selling shareholders of Abante. These non-interest bearing payments were payable in annual installments of not less than $500,000 through November 2005. On November 21, 2001, the first of five annual installments on the Abante payable also became due, in the amount of $500,000. Pursuant to an oral agreement with the former principals of Abante, we paid on November 21, 2001 the interest, $250,000 of note principal and approximately $112,000 of the first annual installment. The balance of the sums originally due on November 21, 2001 were rescheduled for payment in installments through the first quarter of fiscal 2003. We continued to make certain payments in accordance with the terms of that agreement, paying the interest, $250,000 of note principal and approximately $150,000 of the first annual installment on February 21, 2002, and paying approximately $238,000 of the first annual installment on May 21, 2002. We did not make either the November 2002 note principal payment of $1.0 million or a significant portion of the November 2002 annual installment payment of $500,000. In addition, we did not make a significant portion of the November 2003 annual installment payment of $500,000. On December 19, 2003, we entered into a settlement agreement with the former principals of Abante, who agreed to forbear from taking action against us for fifteen months. Pursuant to this agreement, we paid $300,000 in January 2004, agreed to make additional monthly payments of at least $35,000, and agreed to pay the remaining balance due upon the sale of SEG, subject to certain conditions. As of June 30, 2004, the remaining outstanding balances on the note payable and post-closing installment payments were $204,000 and $1.8 million, respectively.

      In connection with the acquisition of Auto Image ID, Inc. in January 2001, we issued notes having an initial principal amount of approximately $5.6 million. We did not make all payments on the notes as scheduled. Beginning in January 2002, we entered into a series of forbearance agreements with some of the noteholders. These noteholders agreed to forbear from taking action to enforce their notes until May 1, 2004 or the earlier occurrence of certain events. On October 29, 2003, additional noteholders agreed to forbear from taking action until May 1, 2004. We agreed to issue these noteholders warrants to purchase approximately 59,000 shares of our common stock at exercise prices ranging from $2.50 per share to $3.60 per share and paid these noteholders the outstanding interest that had accrued through June 1, 2003. In the third quarter of fiscal 2004, noteholders representing approximately $4.1 million of the total principal owed agreed to forbear on taking action to enforce their notes until the earlier of December 1, 2005, or the occurrence of certain events. We agreed to issue to these noteholders warrants to purchase a total of approximately 217,000 shares of our common stock at an exercise price of $0.01 per share, valued at approximately $803,000 using the Black-Scholes valuation model with the following assumptions: volatility of 152% and risk-free interest rate of 2.32%, pay interest on the outstanding balance at a 7% annual rate, make periodic principal and interest payments and make an additional cash payment at maturity of approximately $543,000. The notes payable have been recorded at estimated fair market value reflecting a discount of approximately $1.3 million, equal to the combined value of the warrants and the additional cash payment. The discount is being accreted over the life of the notes in the form of additional interest expense. There was no gain or loss recorded on this transaction. Noteholders representing approximately $98,000 of the total principal did not respond to the forbearance offer and therefore retain their rights under the notes.

      We have operating lease agreements for equipment, and manufacturing and office facilities. The minimum noncancelable lease payments under these agreements are as follows (in thousands):

TWELVE MONTH PERIOD ENDING JUNE 30:         FACILITIES  EQUIPMENT    TOTAL
-----------------------------------         ----------  ---------  ---------
 2005...................................     $  1,364     $  30    $   1,394
 2006...................................          939         1          940
 2007...................................          913         1          914
 2008...................................          932         1          933
 2009...................................          950        --          950
 Thereafter.............................        1,964        --        1,964
                                             --------     -----    ---------
 Total..................................     $  7,062     $  33    $   7,095
                                             ========     =====    =========

      Purchase Commitments -- As of June 30, 2004, we had approximately $18.6 million of purchase commitments with vendors. Approximately $16.9 million were for SEG, and included computers and manufactured components for the division's lead and wafer scanning product lines. Approximately $1.7 million were for the Acuity CiMatrix division and included computers, PC boards, cameras, and manufactured components for the division's machine vision and two-dimensional inspection product lines. We are required to take delivery of this inventory over the next three years. Substantially all deliveries are expected to be taken in the next eighteen months.

EFFECT OF INFLATION

      Management believes that during the three and nine months ended June 30, 2004 the effect of inflation was not material.

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

ITEM 4. CONTROLS AND PROCEDURES

      In the second quarter of 2004, Grant Thornton, LLP, our independent auditors, and our management advised our Audit Committee that certain significant deficiencies in internal controls had been noted. These deficiencies related to the segregation of duties within the accounts payable function and also the need to periodically test the computer back-up recovery systems.

      Our Chief Executive Officer and our Chief Financial Officer noted that they believed that procedures followed by us provided reasonable assurance that the identified deficiencies did not lead to material misstatements in our consolidated financial statements. However, we recognized the need to improve segregation of duties in the accounts payable function and also the need to periodically test the computer back-up recovery system and therefore implemented additional controls to address these deficiencies.

      Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) under the Exchange Act that occurred during the three months ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

      During the three months ended June 30, 2004, we issued 1,979 shares of our common stock to non-employee members of our Board of Directors as compensation for their attendance at board and committee meetings held during that period.

      In connection with the June 2004 amendment to our credit facility, we issued to the lender a warrant to purchase up to 450,000 shares of common stock, at an exercise price of $0.01 per share through November 30, 2008. As of June 25, 2004, the warrant was exercisable for 200,000 shares of common stock. Additional shares will become available for exercise if the maximum amount of borrowings outstanding under the Company's credit facility reaches certain thresholds specified in the warrant. The lender exercised the warrant with respect to 200,000 shares on June 28, 2004 and the shares were issued on July 1, 2004.

      In conjunction with a forbearance agreement with certain of the former shareholders of Auto Image ID, Inc. we agreed to issue during the third quarter ended June 30, 2004 warrants to purchase a total of approximately 217,000 shares at an exercise price of $0.01 per share through March 31, 2007.

      The securities that were issued in the foregoing transactions were not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, and as such, exempt from such registration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

EXHIBIT
  NO                                    DESCRIPTION
-------                                 -----------
 10.1           First Amendment to Amended and Restated Revolving Credit and
                Security Agreement dated as of June 26, 2004, among the
                Registrant, RVSI Investors, L.L.C. and other lenders party thereto, and PNC Bank National Association as Agent (1)

 10.2           Warrant issued to RVSI Investors, L.L.C. on June 25, 2004 (1)

 10.3 Registration Rights Agreement dated as of June 25, 2004 between the Registrant and RVSI Investors, L.L.C. (1)

 31.1           Rule 13a-14(a) Certification of Chief Executive Officer

 31.2           Rule 13a-14(a) Certification of Chief Financial Officer

 32.1           Section 1350 Certifications

-------------------------------------

(1) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated June 25, 2004.

      (b) Reports on Form 8-K for the quarter ended June 30, 2004.

          During the quarter ended June 30, 2004, we filed or submitted the following current report on Form 8-K

          Current report on Form 8-K, dated April 29, 2004, was submitted to the SEC on April 29, 2004. The item reported was:

                Item 12 - Results of Operations and Financial Condition, which reported the issuance of a press release announcing our financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Robotic Vision Systems, Inc. Registrant

Dated: August 13, 2004                /s/ Pat V. Costa
                                      --------------------------------------
                                      Pat V. Costa
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Jeffrey P. Lucas
                                      ---------------------------------------
                                      Jeffrey P. Lucas
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)